Form 10-Q
period 2017-06-30
OPPENHEIMER HOLDINGS INC
filed 2017-07-28
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 28, 2017 was 13,141,775 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$116,582	$64,913
Deposits with clearing organizations	40,685	38,185
Receivable from brokers, dealers and clearing organizations	224,706	214,934
Receivable from customers, net of allowance for credit losses of $790 ($794 in 2016)	873,815	847,386
Income tax receivable	10,105	5,816
Securities purchased under agreements to resell, $3,617 at fair value	4,852	24,006
Securities owned, including amounts pledged of $644,359 ($438,385 in 2016), at fair value	986,432	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $23,735 and $7,445, respectively ($24,826 and $6,784, respectively, in 2016)	36,240	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $86,502 ($84,073 in 2016)	26,525	27,233
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	117,988	107,661
Total assets	$2,607,519	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$29,767	$39,228
Bank call loans	230,400	145,800
Payable to brokers, dealers and clearing organizations	239,578	221,389
Payable to customers	498,562	449,946
Securities sold under agreements to repurchase	457,809	378,084
Securities sold but not yet purchased, at fair value	234,778	85,050
Accrued compensation	113,088	145,053
Accounts payable and other liabilities	89,065	96,557
Senior secured notes, net of debt issuance costs of $1,104 ($648 in 2016)	198,896	149,352
Deferred tax liabilities, net of deferred tax assets of $61,296 ($59,062 in 2016)	14,462	13,137
Total liabilities	2,106,405	1,723,596
Commitments and contingencies (Note 11)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,132,775 and 13,261,095 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	57,926	59,228
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	58,059	59,361
Contributed capital	38,774	41,765
Retained earnings	400,844	410,258
Accumulated other comprehensive income (loss)	1,523	(681)
Total Oppenheimer Holdings Inc. stockholders' equity	499,200	510,703
Noncontrolling interest	1,914	2,631
Total stockholders' equity	501,114	513,334
Total liabilities and stockholders' equity	$2,607,519	$2,236,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2017	2016	2017	2016
REVENUE
Commissions	$83,852	$92,591	$170,569	$196,424
Advisory fees	72,783	66,104	142,192	132,130
Investment banking	15,386	18,881	33,407	31,264
Interest	12,829	12,007	23,394	25,049
Principal transactions, net	5,302	7,577	10,675	14,195
Other	25,732	14,914	48,908	27,968
Total revenue	215,884	212,074	429,145	427,030
EXPENSES
Compensation and related expenses	142,657	141,721	286,535	290,216
Communications and technology	18,399	17,638	36,105	35,318
Occupancy and equipment costs	15,161	14,984	30,433	29,887
Clearing and exchange fees	5,916	6,199	11,770	13,120
Interest	6,854	4,972	12,210	9,839
Other	28,534	31,806	60,754	61,236
Total expenses	217,521	217,320	437,807	439,616
Loss before income taxes from continuing operations	(1,637)	(5,246)	(8,662)	(12,586)
Income taxes	(274)	(2,391)	(1,961)	(6,439)
Net loss from continuing operations	(1,363)	(2,855)	(6,701)	(6,147)

Discontinued operations
Income from discontinued operations	89	15,366	1,065	14,709
Income taxes	36	5,800	425	5,760
Net income from discontinued operations	53	9,566	640	8,949

Net income (loss)	(1,310)	6,711	(6,061)	2,802
Less net income attributable to noncontrolling interest, net of tax	9	1,523	105	1,461
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,319)	$5,188	$(6,166)	$1,341

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.10)	$(0.21)	$(0.50)	$(0.46)
Discontinued operations	—	0.60	0.04	0.56
Net income (loss) per share	$(0.10)	$0.39	$(0.46)	$0.10
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.10)	$(0.21)	$(0.50)	$(0.46)
Discontinued operations	—	0.60	0.04	0.56
Net income (loss) per share	$(0.10)	$0.39	$(0.46)	$0.10

Dividends declared per share	$0.11	$0.11	$0.22	$0.22
Weighted average shares
Basic	13,260,855	13,367,248	13,329,670	13,373,537
Diluted	13,260,855	13,367,248	13,329,670	13,373,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2017	2016	2017	2016
Net income (loss)	$(1,310)	$6,711	$(6,061)	$2,802
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	780	(654)	2,204	219
Comprehensive income (loss)	(530)	6,057	(3,857)	3,021
Net income attributable to noncontrolling interest, net of tax	9	1,523	105	1,461
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(539)	$4,534	$(3,962)	$1,560

(1)	No other comprehensive income (loss) is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2017	2016
Share capital
Balance at beginning of period	$59,361	$57,520
Issuance of Class A non-voting common stock	3,857	5,584
Repurchase of Class A non-voting common stock for cancellation	(5,159)	(3,798)
Balance at end of period	58,059	59,306
Contributed capital
Balance at beginning of period	41,765	44,438
Tax deficiency from share-based awards	—	(747)
Share-based expense	2,644	2,842
Vested employee share plan awards	(6,060)	(6,925)
Other	425	—
Balance at end of period	38,774	39,608
Retained earnings
Balance at beginning of period	410,258	417,001
Net income (loss) attributable to Oppenheimer Holdings Inc.	(6,166)	1,341
Dividends paid ($0.22 per share)	(2,940)	(2,947)
Dividends received from noncontrolling interest	6	285
Other	(314)	—
Balance at end of period	400,844	415,680
Accumulated other comprehensive income (loss)
Balance at beginning of period	(681)	(901)
Currency translation adjustment	2,204	219
Balance at end of period	1,523	(682)
Total Oppenheimer Holdings Inc. stockholders' equity	499,200	513,912
Noncontrolling interest
Balance at beginning of period	2,631	7,024
Net income attributable to noncontrolling interest, net of tax	105	1,461
Dividends paid to noncontrolling interest	(816)	—
Dividends paid to parent	(6)	(285)
Balance at end of period	1,914	8,200
Total stockholders' equity	$501,114	$522,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2017	2016
Cash flows from operating activities
Net income (loss) for the period	$(6,061)	$2,802
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash items included in net income (loss):
Depreciation and amortization of furniture, equipment and leasehold improvements	2,783	2,981
Deferred income taxes	1,325	(5,725)
Amortization of notes receivable	5,756	6,752
Amortization of debt issuance costs	223	242
Write-off of debt issuance costs	430	—
Amortization of mortgage servicing rights	—	1,224
Reversal of credit losses	(4)	(2)
Share-based compensation	1,715	2,595
Tax deficiency from share-based awards	—	(747)
Gain on sale of assets	—	(14,916)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(2,500)	6,580
Receivable from brokers, dealers and clearing organizations	(9,772)	57,593
Receivable from customers	(26,425)	59,687
Income tax receivable	(4,289)	10,213
Securities purchased under agreements to resell	19,154	206,499
Securities owned	(279,324)	(217,075)
Notes receivable	(11,897)	(6,915)
Loans held for sale	—	58,491
Mortgage servicing rights	—	(1,036)
Other assets	(9,317)	(19,022)
Increase (decrease) in operating liabilities:
Drafts payable	(9,461)	(21,252)
Payable to brokers, dealers and clearing organizations	18,189	7,816
Payable to customers	48,616	1,608
Securities sold under agreements to repurchase	79,725	(218,533)
Securities sold but not yet purchased	149,728	132,539
Accrued compensation	(30,925)	(42,521)
Accounts payable and other liabilities	(8,054)	(49,999)
Cash used in operating activities	(70,385)	(40,121)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(2,075)	(2,572)
Proceeds from sale of assets	—	43,252
Proceeds from the settlement of company-owned life insurance	1,194	—
Cash (used in) provided by investing activities	(881)	40,680
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,940)	(2,947)
Cash dividends paid to noncontrolling interest	(816)	—
Repurchase of Class A non-voting common stock for cancellation	(5,159)	(3,798)
Payments for employee taxes withheld related to vested share-based awards	(2,203)	(1,341)
Issuance of senior secured note	200,000	—
Redemption of senior secured notes	(150,000)	—
Debt issuance costs	(547)	—
Increase in bank call loans, net	84,600	51,700
Cash provided by financing activities	122,935	43,614
Net increase in cash and cash equivalents	51,669	44,173
Cash and cash equivalents, beginning of period	64,913	63,364
Cash and cash equivalents, end of period	$116,582	$107,537
Schedule of non-cash financing activities
Employee share plan issuance	$3,857	$5,584
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$14,607	$10,270
Cash paid (received) during the period for income taxes, net	$551	$(4,420)
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
The Company provides its services from 94 offices in 24 states located throughout the United States and in 5 foreign jurisdictions. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly- owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying December 31, 2016 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of June 30, 2017, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded on the condensed consolidated balance sheet was $1.9 million.

2.        New accounting pronouncements
Recently Issued
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. In 2016, the FASB additionally issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017. The Company's implementation team is performing an in-depth review of the Company's revenue streams and evaluating the impact of the adoption of these updates on the Company's financial condition, results of operations, cash flows, and disclosures. Based on the Company's preliminary assessment, it has determined that the adoption of these updates may defer the timing of the recognition of upfront investment banking advisory fees (e.g., retainer and engagement fees) until completion of the engagement. These upfront fees are currently recognized ratably over the service period. The new guidance may also require underwriting expenses to be recorded on a gross basis while the current guidance requires recognizing underwriting revenues net of related underwriting expenses. In addition, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition. The Company is continuing its assessment and may identify other revenue streams that will be impacted.
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

OMHHF made a dividend distribution to the noncontrolling interest in the amount of $816,000 during the six month period ended June 30, 2017.

The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the condensed consolidated statement of operations.

The following is a summary of revenue and expenses of OMHHF for the three and six months ended June 30, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Interest	$2	$472	$5	$809
Principal transactions, net	—	(1,541)	—	(6,628)
Gain on sale of assets	—	14,916	—	14,916
Other (1)	109	4,070	1,104	12,558
Total revenue	111	17,917	1,109	21,655
EXPENSES
Compensation and related expenses	6	734	17	3,652
Communications and technology	4	60	12	161
Occupancy and equipment costs	—	287	—	362
Interest	—	159	—	380
Other	12	1,311	15	2,391
Total expenses	22	2,551	44	6,946
Income before income taxes	$89	$15,366	$1,065	$14,709
Income attributable to noncontrolling interest before income taxes	$15	$2,508	$174	$2,401

(1)	Other revenue for the three and six months ended June 30, 2017 was primarily due to an earn-out from the sale of the Company's pipeline business in 2016.
The following is a summary of cash flows of OMHHF for the six months ended June 30, 2017 and 2016:

(Expressed in thousands)
	For the Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$4,231	$5,624
Cash provided by investing activities	—	43,252
Cash used in financing activities (1)(2)	(10,035)	(124)
Net (decrease) increase in cash and cash equivalents	$(5,804)	$48,752

(1)	Includes cash dividends paid to its parent (E.A. Viner International Co.) and noncontrolling interest of $4.2 million and $816,000, respectively, for the six months ended June 30, 2017.

(2)	Includes $5.0 million paid to its parent due to redemption of its outstanding preferred stock for the six months ended June 30, 2017.
Intraperiod U.S. GAAP tax allocation rules require that the Company allocate its provision for income taxes between continuing operations and other categories of earnings, such as discontinued operations. The tax effect related to categories other than continuing operations is generally their incremental tax effect. As a result, since the Company has a loss before income taxes from continuing operations and income from discontinued operations, the Company must first allocate an income tax benefit for the loss in continuing operations and then the incremental tax effect in discontinued operations.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average number of shares outstanding	$13,260,855	$13,367,248	$13,329,670	$13,373,537
Net dilutive effect of share-based awards, treasury method (1)	—	—	—	—
Diluted weighted average number of shares outstanding	$13,260,855	$13,367,248	$13,329,670	$13,373,537

Net loss from continuing operations	$(1,363)	$(2,855)	$(6,701)	$(6,147)
Net income from discontinued operations	53	9,566	640	8,949
Net income (loss)	(1,310)	6,711	(6,061)	2,802
Net income attributable to noncontrolling interest, net of tax	9	1,523	105	1,461
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,319)	$5,188	$(6,166)	$1,341

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.10)	$(0.21)	$(0.50)	$(0.46)
Discontinued operations (2)	—	0.60	0.04	0.56
Net income (loss) per share	$(0.10)	$0.39	$(0.46)	$0.10

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.10)	$(0.21)	$(0.50)	$(0.46)
Discontinued operations (2)	—	0.60	0.04	0.56
Net income (loss) per share	$(0.10)	$0.39	$(0.46)	$0.10

(1)
For both the three and six months ended June 30, 2017, the diluted net income (loss) per share computation does not include the anti-dilutive effect of 1,336,424 shares of Class A Stock granted under share-based compensation arrangements (1,271,124 for the three and six months ended June 30, 2016).

(2)	Represents net income from discontinued operations less net income attributable to noncontrolling interest, net of tax divided by weighted average number of shares outstanding.

5.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2017	December 31, 2016
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$158,454	$154,090
Receivable from brokers	25,095	25,768
Securities failed to deliver	15,147	6,172
Clearing organizations	22,700	26,081
Other	3,310	2,823
Total	$224,706	$214,934
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$141,654	$179,875
Payable to brokers	17,976	610
Securities failed to receive	34,421	11,523
Other	45,527	29,381
Total	$239,578	$221,389
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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.2 million in ARS from its clients. In addition, the Company is committed to purchase another $10.0 million in ARS from clients through 2020 under legal settlements and awards.
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
Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of June 30, 2017
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$108,900	$2,037	$106,863	Discounted Cash Flow	Discount Rate (2)	1.89% to 2.58%	2.17%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.50% to 1.93%	1.68%
Municipal Auction Rate Securities	25	3	22	Secondary Market Trading Activity	Trades in Inactive Market for in-Portfolio Securities	87.75% of Par	87.75% of Par
Student Loan Auction Rate Securities	300	15	285	Discounted Cash Flow	Discount Rate (4)	3.34%	3.34%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	2.51%	2.51%
	$109,225	$2,055	$107,170
Auction Rate Securities Commitments to Purchase (5)
Auction Rate Preferred Securities	$14,937	$253	$14,684	Discounted Cash Flow	Discount Rate (2)	1.89% to 2.58%	2.17%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.50% to 1.93%	1.68%
Municipal Auction Rate Securities	2	—	2	Secondary Market Trading Activity	Trades in Inactive Market for in-Portfolio Securities	87.75% of Par	87.75% of Par
Student Loan Auction Rate Securities	24	1	23	Discounted Cash Flow	Discount Rate (4)	3.34%	3.34%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	2.51%	2.51%
	$14,963	$254	$14,709
Total	$124,188	$2,309	$121,879

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet as of June 30, 2017. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet as of June 30, 2017.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.72%

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.14%.

(5)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet as of June 30, 2017.

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short-term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at June 30, 2017 would result in a decrease in the fair value of $1.2 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at June 30, 2017 would result in a decrease in the fair value of $2.3 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of June 30, 2017, the Company had a valuation adjustment (unrealized loss) of $2.1 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of June 30, 2017, the Company also had a valuation adjustment of $254,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in accounts payable and other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $2.3 million as of June 30, 2017. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2017:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,783	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,658	1,251	N/A	N/A
	$7,441	$1,251

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
Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$75,462	$—	$—	$75,462
Deposits with clearing organizations	27,386	—	—	27,386
Securities owned:
U.S. Treasury securities (1)	583,656	—		583,656
U.S. Agency securities	1,742	12,169	—	13,911
Sovereign obligations	—	20,561	—	20,561
Corporate debt and other obligations	—	34,051	—	34,051
Mortgage and other asset-backed securities	—	4,562	—	4,562
Municipal obligations	—	141,960	36	141,996
Convertible bonds	—	45,034	—	45,034
Corporate equities	35,473	—	—	35,473
Money markets	578	—	—	578
Auction rate securities	—	—	107,170	107,170
Securities owned, at fair value	621,449	258,337	107,206	986,992
Investments (2)	—	—	168	168
Securities purchased under agreements to resell (3)	—	3,617	—	3,617
Derivative contracts:
TBAs	—	2,901	—	2,901
Total	$724,297	$264,855	$107,374	$1,096,526
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$142,877	$—	$—	$142,877
U.S. Agency securities	—	6	—	6
Sovereign obligations	—	16,653	—	16,653
Corporate debt and other obligations	—	19,306	—	19,306
Mortgage and other asset-backed securities	—	2,134	—	2,134
Convertible bonds	—	16,456	—	16,456
Corporate equities	37,346	—	—	37,346
Securities sold but not yet purchased, at fair value	180,223	54,555	—	234,778
Derivative contracts:
Futures	853	—	—	853
Foreign exchange forward contracts	8	—	—	8
TBAs	—	3,015	—	3,015
ARS purchase commitments	—	—	254	254
Derivative contracts, total	861	3,015	254	4,130
Total	$181,084	$57,570	$254	$238,908

(1)	$560,000 is included in other assets on the condensed consolidated balance sheet.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell on the condensed consolidated balance sheet where the Company has elected fair value option treatment.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,242	$—	$—	$16,242
Deposits with clearing organizations	26,437	—	—	26,437
Securities owned:
U.S. Treasury securities (1)	418,888	—	—	418,888
U.S. Agency securities	5,878	32,391	—	38,269
Sovereign obligations	—	1,894	—	1,894
Corporate debt and other obligations	—	17,074	—	17,074
Mortgage and other asset-backed securities	—	5,024	—	5,024
Municipal obligations	—	56,706	44	56,750
Convertible bonds	—	56,480	—	56,480
Corporate equities	31,174	—	—	31,174
Money markets	189	—	—	189
Auction rate securities	—	—	84,926	84,926
Securities owned, at fair value	456,129	169,569	84,970	710,668
Investments (2)	—	—	158	158
Securities purchased under agreements to resell (3)	—	24,006	—	24,006
Derivative contracts:
TBAs	—	814	—	814
ARS purchase commitments	—	—	849	849
Derivative contracts, total	—	814	849	1,663
Total	$498,808	$194,389	$85,977	$779,174
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$28,662	$—	$—	$28,662
U.S. Agency securities	—	12	—	12
Corporate debt and other obligations	—	2,536	—	2,536
Mortgage and other asset-backed securities	—	31	—	31
Municipal obligations	—	516	—	516
Convertible bonds	—	11,604	—	11,604
Corporate equities	41,689	—	—	41,689
Securities sold but not yet purchased, at fair value	70,351	14,699	—	85,050
Derivative contracts:
Futures	166	—	—	166
Foreign exchange forward contracts	1	—	—	1
TBAs	—	1,212	—	1,212
ARS purchase commitments	—	—	645	645
Derivative contracts, total	167	1,212	645	2,024
Total	$70,518	$15,911	$645	$87,074

(1)	$3.6 million is included in other assets on the condensed consolidated balance sheet.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell on the condensed consolidated balance sheet where the Company has elected fair value option treatment.

There were no transfers between any of the levels in the three and six months ended June 30, 2017.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2017 and 2016:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2017
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$36	$—	$—	$—	$—	$36
Auction rate securities (1)	89,743	502	17,050	(125)	—	107,170
Investments	164	4	—	—	—	168
ARS purchase commitments (2)	878	(878)	—	—	—	—
Liabilities
ARS purchase commitments (2)	359	105	—	—	—	254

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for investments which are included in other income in the condensed consolidated statement of operations.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2016
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$85	$2	$—	$(62)	$—	$25
Auction rate securities (1)	84,185	1,341	5,000	(1,425)	—	89,101
Interest rate lock commitments (2)	14,024	(571)	—	—	—	13,453
Investments	161	(3)	—	—	—	158
ARS purchase commitments (3)	1,540	(629)	—	—	—	911
Liabilities
ARS purchase commitments (3)	559	417	—	—	—	142

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2017 and 2016:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2017
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses)(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$44	$(8)	$—	$—	$—	$36
Auction rate securities (1)	84,926	1,144	22,050	(950)	—	107,170
Investments	158	10	—	—	—	168
ARS purchase commitments (2)	849	(849)	—	—	—	—
Liabilities
ARS purchase commitments (2)	645	391	—	—	—	254

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for investments which are included in other income in the condensed consolidated statement of operations.

(4)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2016

		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains(4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$81	$6	$—	$(62)	$—	$25
Auction rate securities (1)	86,802	3,574	11,775	(13,050)	—	89,101
Interest rate lock commitments (2)	9,161	4,292	—	—	—	13,453
Investments	157	1	—	—	—	158
ARS purchase commitments (3)	—	911	—	—	—	911
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	1,227	—	—	—	142

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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
The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short term nature of the underlying assets. The fair value of the Company's Senior Secured Notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the Notes trade.
Assets and liabilities not measured at fair value as of June 30, 2017

(Expressed in thousands)
		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$41,120	$41,120	$—	$—	$41,120
Deposits with clearing organization	13,299	13,299	—	—	13,299
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	158,454	—	158,454	—	158,454
Receivables from brokers	25,095	—	25,095	—	25,095
Securities failed to deliver	15,147	—	15,147	—	15,147
Clearing organizations	22,700	—	22,700	—	22,700
Other	3,310	—	3,310	—	3,310
	224,706	—	224,706	—	224,706
Receivable from customers	873,815	—	873,815	—	873,815
Securities purchased under agreements to resell	1,235	1,235	—	—	1,235
Investments (1)	60,131	—	60,131	—	60,131

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$29,767	$29,767	$—	$—	$29,767
Bank call loans	230,400	—	230,400	—	230,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	141,654	—	141,654	—	141,654
Payable to brokers	17,976	—	17,976	—	17,976
Securities failed to receive	34,421	—	34,421	—	34,421
Other	45,527	—	45,527	—	45,527
	239,578	—	239,578	—	239,578
Payables to customers	498,562	—	498,562	—	498,562
Securities sold under agreements to repurchase	457,809	—	457,809	—	457,809
Senior secured notes	200,000	—	200,042	—	200,042

Assets and liabilities not measured at fair value as of December 31, 2016

(Expressed in thousands)
		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$48,671	$48,671	$—	$—	$48,671
Deposits with clearing organization	11,748	11,748	—	—	11,748
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	154,090	—	154,090	—	154,090
Receivables from brokers	25,768	—	25,768	—	25,768
Securities failed to deliver	6,172	—	6,172	—	6,172
Clearing organizations	26,081	—	26,081	—	26,081
Other	2,823	—	2,823	—	2,823
	214,934	—	214,934	—	214,934
Receivable from customers	847,386	—	847,386	—	847,386
Investments (1)	56,300	—	56,300	—	56,300

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$39,228	$39,228	$—	$—	$39,228
Bank call loans	145,800	—	145,800	—	145,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	179,875	—	179,875	—	179,875
Payable to brokers	610	—	610	—	610
Securities failed to receive	11,523	—	11,523	—	11,523
Other	29,381	—	29,381	—	29,381
	221,389	—	221,389	—	221,389
Payables to customers	449,946	—	449,946	—	449,946
Securities sold under agreements to repurchase	378,084	—	378,084	—	378,084
Senior secured notes	150,000	—	151,782	—	151,782

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2017, the fair values of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $3.6 million and $nil, respectively.
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

The notional amounts and fair values of the Company's derivatives as of June 30, 2017 and December 31, 2016 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2017
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$314,255	$1,257
	TBA sale contracts	62,358	1,644
	Forward start reverse repurchase agreements	129,000	—
		$505,613	$2,901
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,702,000	$853
Other contracts	Foreign exchange forward contracts	400	8
	TBAs	309,555	1,180
	TBA purchase contracts	62,358	1,835
	Forward start repurchase agreements	574,000	—
	ARS purchase commitments	14,964	254
		$4,663,277	$4,130

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended June 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(8)
Other contracts	Foreign exchange forward contracts	Other revenue	8
	TBAs	Principal transactions revenue	204
	TBA sale contracts	Other revenue	(1,644)
	TBA purchase contracts	Other revenue	1,835
	ARS purchase commitments	Principal transactions revenue	(773)
			$(378)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended June 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Loss
Commodity contracts	Futures	Principal transactions revenue	$(1,306)
Other contracts	Foreign exchange forward contracts	Other revenue	(6)
	TBAs	Principal transactions revenue	(4)
	TBA sale contracts	Other revenue	(228)
	Interest rate lock commitments	Other revenue	(571)
	ARS purchase commitments	Principal transactions revenue	(212)
			$(2,327)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect on the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Six Months Ended June 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$234
Other contracts	Foreign exchange forward contracts	Other revenue	12
	TBAs	Principal transactions revenue	77
	TBA sale contracts	Other revenue	(1,860)
	TBA purchase contracts	Other revenue	2,371
	ARS purchase commitments	Principal transactions revenue	(458)
			$376

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Six Months Ended June 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(3,061)
Other contracts	Foreign exchange forward contracts	Other revenue	11
	TBAs	Principal transactions revenue	(13)
	TBA sale contracts	Other revenue	(8,129)
	Interest rate lock commitments	Other revenue	5,215
	ARS purchase commitments	Principal transactions revenue	2,138
			$(3,839)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of June 30, 2017, bank call loans were $230.4 million ($145.8 million as of December 31, 2016). As of June 30, 2017, such loans were collateralized by firm and customer securities with market values of approximately $168.1 million and $242.3 million, respectively, with commercial banks.
As of June 30, 2017, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $114.8 million under securities loan agreements.
As of June 30, 2017, the Company had pledged $235.8 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2017, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2017:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury and Agency securities	$586,507
Securities loaned:
Equity securities	141,654
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$728,161

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2017 and December 31, 2016:

As of June 30, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$133,550	$(128,698)	$4,852	$(3,617)	$—	$1,235
Securities borrowed (1)	158,454	—	158,454	(154,775)	—	3,679
Total	$292,004	$(128,698)	$163,306	$(158,392)	$—	$4,914

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$586,507	$(128,698)	$457,809	$(453,168)	$—	$4,641
Securities loaned (2)	141,654	—	141,654	(134,419)	—	7,235
Total	$728,161	$(128,698)	$599,463	$(587,587)	$—	$11,876

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$24,006	$—	$24,006	$(23,972)	$—	$34
Securities borrowed (1)	154,090	—	154,090	(150,510)	—	3,580
Total	$178,096	$—	$178,096	$(174,482)	$—	$3,614

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$378,084	$—	$378,084	$(376,273)	$—	$1,811
Securities loaned (2)	179,875	—	179,875	(171,991)	—	7,884
Total	$557,959	$—	$557,959	$(548,264)	$—	$9,695

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2017, the fair values of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $3.6 million and $nil, respectively.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2017, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $153.3 million ($148.7 million as of December 31, 2016) and $133.2 million ($24.0 million as of December 31, 2016), respectively, of which the Company has sold and re-pledged approximately $20.9 million ($37.4 million as of December 31, 2016) under securities loaned transactions and $133.2 million under repurchase agreements ($24.0 million as of December 31, 2016).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $644.4 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2017 ($438.4 million as of December 31, 2016). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $168.1 million as of June 30, 2017 ($138.6 million as of December 31, 2016).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2017 are receivables from three major U.S. broker-dealers totaling approximately $79.4 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to three business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2017 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2017, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of June 30, 2017 and December 31, 2016:

(Expressed in thousands)
	As of June 30, 2017
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$320,081	$740	$—	$—	$740
Private equity funds	21,300	12	—	2	14
Total	$341,381	$752	$—	$2	$754

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	As of December 31, 2016
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$296,807	$706	$—	$—	$706
Private equity funds	26,300	15	—	2	17
Total	$323,107	$721	$—	$2	$723

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.
9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2017	December 31, 2016
6.75% Senior Secured Notes	7/1/2022	$200,000	$—
8.75% Senior Secured Notes	4/15/2018	—	150,000
Unamortized Debt Issuance Cost		(1,104)	(648)
		$198,896	$149,352
6.75% Senior Secured Notes
On June 23, 2017, the Company issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Notes") under an indenture at an issue price of 100% of the principal amount. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "8.75% Notes") in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. The cost to issue the Notes was $4.1 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The remaining $1.1 million has been capitalized and is amortized over the term of the Notes.
The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of the equity, the sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Company's obligations under the Notes are guaranteed, by certain of the Company's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of June 30, 2017, the Company was in compliance with all of its covenants.
Interest expense for the three and six months ended June 30, 2017 on the Notes was $300,000.
8.75% Senior Secured Notes
On April 12, 2011, the Company issued in a private offering $200.0 million in aggregate principal amount of 8.75% Notes at an issue price of 100% of the principal amount. The interest on the 8.75% Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million of the 8.75% Notes.
The indenture for the 8.75% Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The 8.75% Notes provide for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company's obligations under the 8.75% Notes are guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future.

On April 15, 2017, the Company redeemed $30.0 million aggregate principal amount of the 8.75% Notes at a redemption price equal to 100% of the principal, plus accrued and unpaid interest. The Company used the net proceeds from the asset sales of OMHHF to finance the redemption of the 8.75% Notes redeemed.
On June 23, 2017, the Company issued a notice of redemption to redeem all of the $120.0 million aggregate principal amount of the outstanding 8.75% Notes and to satisfy and discharge all of its obligations under the indenture governing the 8.75% Notes (the "8.75% Notes Indenture"). In connection therewith, on June 23, 2017, the Company caused to be deposited, with The Bank of New York Mellon Trust Company, N.A., the trustee for the 8.75% Notes, funds sufficient to redeem all outstanding 8.75% Notes on July 23, 2017 (the "Redemption Date") and instructed the trustee to apply such funds to redeem the 8.75% Notes on the Redemption Date. The redemption payment deposit was an amount equal to the redemption price of 100% of the aggregate principal amount of the 8.75% Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date. On July 23, 2017, the 8.75% Notes were fully redeemed.
In connection with the satisfaction and discharge of the 8.75% Notes Indenture, all of the obligations of the Company and the subsidiary guarantors (other than certain customary provisions of the indenture, including those relating to the compensation and indemnification of the trustee, that expressly survive pursuant to the terms of the 8.75% Notes Indenture) were discharged and the guarantees of the subsidiary guarantors and the liens on the collateral securing the 8.75% Notes were released on June 23, 2017.
Interest expense for the three and six months ended June 30, 2017 on the 8.75% Notes was $3.4 million and $6.7 million, respectively ($3.3 million and $6.6 million for the three and six months ended June 30, 2016, respectively).
10.        Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Class A Stock outstanding, beginning of period	13,182,332	13,263,532	13,261,095	13,238,486
Issued pursuant to shared-based compensation plans	—	7,163	179,020	272,483
Repurchased and canceled pursuant to the stock buy-back	(49,557)	(10,980)	(307,340)	(251,254)
Class A Stock outstanding, end of period	13,132,775	13,259,715	13,132,775	13,259,715
Stock buy-back
On May 5, 2017, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 650,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,178,571 then issued and outstanding shares of Class A Stock. This authorization supplements the 40,734 shares that remain authorized and available under the Company's previous share repurchase program covering up to 665,000 shares of the Company's Class A Stock, which was announced on September 15, 2015, for a total of 690,734 shares authorized and available for repurchase.
During the three and six months ended June 30, 2017, the Company purchased and canceled an aggregate of 49,557 and 307,340 shares of Class A Stock, respectively, for a total consideration of $801,700 ($16.18 per share) and $5.2 million ($16.78 per share), respectively. As of June 30, 2017, 651,916 shares were available to be purchased under this program.

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $34.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.2 million in ARS from its clients. In addition, the Company is committed to purchase another $10.0 million in ARS from clients through 2020 under legal settlements and awards.

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
Eligible Investors for future buybacks continued to hold approximately $29.4 million of ARS principal value as of June 30, 2017. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. As of June 30, 2017, there were no ARS purchase commitments related to legal settlements extending past 2020.
The Company has sought, with limited success, financing from a number of sources to try to find a means for all its clients to find liquidity from their ARS holdings and will continue to do so. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS.
Oppenheimer Israel (OPCO) Ltd. ("OIL") entered into an agreement with the Israel Value-Added Tax ("VAT") Authority - Tel Aviv District (the "VAT Authority") in 2003 which stipulated the appropriate split between its domestic (subject to full VAT) and foreign (subject to zero VAT) business. The Company acquired OIL in January 2008 and continued to operate under the agreement reached with the VAT Authority. In June 2013, the VAT Authority commenced an examination of OIL. In August 2013, the VAT Authority issued an assessment of $5.8 million (21 Million NIS) for the period of August 2008 to June 2013 (the "Assessment") asserting that the 2003 written agreement was not valid for any period past 2003. Based on precedent case law, legal and tax advice, OIL filed an appeal of the Assessment in October 2013 with the VAT Authority. In October 2014, the VAT Authority rejected the appeal of the Assessment. In January 2015, OIL filed an appeal of the Assessment with the Israel District Court - Tel Aviv District (the "District Court") which was due to be heard in the third quarter of 2017. During the first quarter of 2017, in four separate court decisions related to other companies, the Israeli courts found in favor of the VAT Authority including one case with substantially similar factual underpinnings. Based on these new developments, the Company determined that it was unlikely to prevail at either the District or Supreme Court and thus determined the best course of action was to settle the matter. On May 18, 2017, OIL and the VAT Authority finalized a settlement agreement. On May 28, 2017, OIL paid approximately $8.0 million owed to the VAT Authority in exchange for the VAT Authority's prior agreement to seek dismissal of the case with prejudice in the District Court. On May 18, 2017, the District Court dismissed the case with prejudice. The Company had fully reserved the $8.0 million related to the aforementioned matter through the period ended March 31, 2017.

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

12.        Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2017, the net capital of Oppenheimer as calculated under the Rule was $130.2 million or 11.62% of Oppenheimer's aggregate debit items. This was $107.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2017, Freedom had net capital of $5.5 million, which was $5.4 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. As of June 30, 2017, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 13.37% (required 4.5%);

•	Tier 1 Capital ratio 13.37% (required 6.0%); and

•	Total Capital ratio 14.89% (required 8.0%).
As of June 30, 2017, the regulatory capital of Oppenheimer Investments Asia Limited was $2.3 million, which was $1.9 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.

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
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the three and six months ended June 30, 2017 and 2016. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Private client (1)	$140,252	$121,358	$277,641	$248,902
Asset management (1)	19,304	22,770	37,970	45,744
Capital markets	53,707	65,524	109,610	126,589
Corporate/Other	2,621	2,422	3,924	5,795
Total	$215,884	$212,074	$429,145	$427,030

Income (loss) before income taxes
Private client (1)	$28,051	$14,345	$56,813	$30,662
Asset management (1)	4,081	5,703	7,792	12,471
Capital markets	(10,982)	4,045	(23,596)	(2,753)
Corporate/Other	(22,787)	(29,339)	(49,671)	(52,966)
Total	$(1,637)	$(5,246)	$(8,662)	$(12,586)

(1)
Clients investing in the OAM advisory program are charged fees based on the value of assets under management. Advisory fees were allocated 22.5% to the Asset Management and 77.5% to the Private Client segments. Starting January 1, 2017, the Company determined it was appropriate to change the allocation to 10.0% to the Asset Management and 90.0% to the Private Client segments due to changes in the mix of the business over time and costs associated with it.

Revenue classified by the major geographic areas in which it was earned for the three and six months ended June 30, 2017 and 2016 was as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Americas	$204,052	$202,821	$407,715	$406,290
Europe/Middle East	10,904	8,440	19,364	19,032
Asia	928	813	2,066	1,708
Total	$215,884	$212,074	$429,145	$427,030
14.        Subsequent events
On July 28, 2017, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on August 25, 2017 to holders of Class A Stock and Class B Stock of record on August 11, 2017.

15.        Condensed consolidating financial information
On June 23, 2017, the Company issued in a private offering $200.0 million aggregate principal amount of the Notes. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Notes. See Note 9 for further details.
The Company's 8.75% Notes and the Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Guarantors"), unless released as described below. Each of the Guarantors is 100% owned by the Company. The indentures for the 8.75% Notes and the Notes contain covenants with restrictions which are discussed in Note 9. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Company (referred to as "Parent" for purposes of this Note 15 only), the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company.
Each Guarantor will be automatically and unconditionally released and discharged upon: the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceasing to be a direct or indirect subsidiary of the Company if such sale does not constitute an asset sale under the indenture for the 8.75% Notes and the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the indenture for the 8.75% Notes and the Notes; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the 8.75% Notes and the Notes; or the exercise by the Company of its legal defeasance option or covenant defeasance option or the discharge of the Company's obligations under the indenture for the 8.75% Notes and the Notes in accordance with the terms of such indenture.

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73,653	$3,232	$39,697	$—	$116,582
Deposits with clearing organizations	—	—	40,685	—	40,685
Receivable from brokers, dealers and clearing organizations	—	—	224,706	—	224,706
Receivable from customers, net of allowance for credit losses of $790	—	—	873,815	—	873,815
Income tax receivable	46,208	28,430	—	(64,533)	10,105
Securities purchased under agreements to resell, $3,617 at fair value	—	—	4,852	—	4,852
Securities owned, including amounts pledged of $644,359, at fair value	—	1,275	985,157	—	986,432
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $23,735 and $7,445, respectively	—	—	36,240	—	36,240
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $86,502	—	20,834	5,691	—	26,525
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	108	1,638	116,242	—	117,988
Deferred tax assets	808	—	34,722	(35,530)	—
Investment in subsidiaries	588,206	477,259	—	(1,065,465)	—
Intercompany receivables	—	78,365	—	(78,365)	—
Total assets	$708,983	$723,591	$2,531,396	$(1,356,451)	$2,607,519
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$29,767	$—	$29,767
Bank call loans	—	—	230,400	—	230,400
Payable to brokers, dealers and clearing organizations	—	—	239,578	—	239,578
Payable to customers	—	—	498,562	—	498,562
Securities sold under agreements to repurchase	—	—	457,809	—	457,809
Securities sold but not yet purchased, at fair value	—	—	234,778	—	234,778
Accrued compensation	—	—	113,088	—	113,088
Accounts payable and other liabilities	1,226	34,163	53,676	—	89,065
Income tax payable	2,440	22,189	39,904	(64,533)	—
Senior secured notes, net of debt issuance costs of $1,104	198,896	—	—	—	198,896
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred tax assets of $61,296	—	25	49,967	(35,530)	14,462
Intercompany payables	7,221	62,163	8,981	(78,365)	—
Total liabilities	209,783	118,540	2,069,068	(290,986)	2,106,405
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	499,200	605,051	460,414	(1,065,465)	499,200
Noncontrolling interest	—	—	1,914	—	1,914
Total stockholders' equity	499,200	605,051	462,328	(1,065,465)	501,114
Total liabilities and stockholders' equity	$708,983	$723,591	$2,531,396	$(1,356,451)	$2,607,519

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$229	$10,284	$54,400	$—	$64,913
Deposits with clearing organizations	—	—	38,185	—	38,185
Receivable from brokers, dealers and clearing organizations	—	—	214,934	—	214,934
Receivable from customers, net of allowance for credit losses of $794	—	—	847,386	—	847,386
Income tax receivable	41,996	28,289	—	(64,469)	5,816
Securities purchased under agreements to resell, at fair value	—	—	24,006	—	24,006
Securities owned, including amounts pledged of $438,385 at fair value	—	23,227	683,881	—	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,826 and $6,784, respectively	—	—	30,099	—	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,073	—	21,963	5,270	—	27,233
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	71	2,598	104,992	—	107,661
Deferred tax assets	394	309	37,961	(38,664)	—
Investment in subsidiaries	584,767	483,623	—	(1,068,390)	—
Intercompany receivables	37,906	37,914	—	(75,820)	—
Total assets	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$39,228	$—	$39,228
Bank call loans	—	—	145,800	—	145,800
Payable to brokers, dealers and clearing organizations	—	—	221,389	—	221,389
Payable to customers	—	—	449,946	—	449,946
Securities sold under agreements to repurchase	—	—	378,084	—	378,084
Securities sold but not yet purchased, at fair value	—	—	85,050	—	85,050
Accrued compensation	—	—	145,053	—	145,053
Accounts payable and other liabilities	2,868	34,920	58,769	—	96,557
Income tax payable	2,440	22,189	39,840	(64,469)	—
Senior secured notes, net of debt issuance costs of $648	149,352	—	—	—	149,352
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred assets of $59,062	—	7	51,794	(38,664)	13,137
Intercompany payables	—	62,205	13,615	(75,820)	—
Total liabilities	154,660	119,321	1,741,126	(291,511)	1,723,596
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	510,703	601,444	466,946	(1,068,390)	510,703
Noncontrolling interest	—	—	2,631	—	2,631
Total stockholders' equity	510,703	601,444	469,577	(1,068,390)	513,334
Total liabilities and stockholders' equity	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$83,852	$—	$83,852
Advisory fees	—	—	73,126	(343)	72,783
Investment banking	—	—	18,386	(3,000)	15,386
Interest	—	2,559	12,845	(2,575)	12,829
Principal transactions, net	—	9	5,293	—	5,302
Other	—	90	25,731	(89)	25,732
Total revenue	—	2,658	219,233	(6,007)	215,884
EXPENSES
Compensation and related expenses	367	—	142,290	—	142,657
Communications and technology	49	—	18,350	—	18,399
Occupancy and equipment costs	—	—	15,250	(89)	15,161
Clearing and exchange fees	—	—	5,916	—	5,916
Interest	3,709	—	5,720	(2,575)	6,854
Other	3,922	195	27,760	(3,343)	28,534
Total expenses	8,047	195	215,286	(6,007)	217,521
Income (loss) before income taxes	(8,047)	2,463	3,947	—	(1,637)
Income taxes	(3,098)	956	1,868	—	(274)
Net income (loss) from continuing operations	(4,949)	1,507	2,079	—	(1,363)

Discontinued operations
Income from discontinued operations	—	—	89	—	89
Income taxes	—	—	36	—	36
Net income from discontinued operations	—	—	53	—	53

Equity in earnings of subsidiaries	3,630	2,123	—	(5,753)	—
Net income (loss)	(1,319)	3,630	2,132	(5,753)	(1,310)
Less net income attributable to noncontrolling interest, net of tax	—	—	9	—	9
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,319)	3,630	2,123	(5,753)	(1,319)
Other comprehensive income	—	—	780	—	780
Total comprehensive income (loss)	$(1,319)	$3,630	$2,903	$(5,753)	$(539)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$170,569	$—	$170,569
Advisory fees	—	—	142,855	(663)	142,192
Investment banking	—	—	36,407	(3,000)	33,407
Interest	—	5,138	23,407	(5,151)	23,394
Principal transactions, net	—	15	10,660	—	10,675
Other	—	178	48,907	(177)	48,908
Total revenue	—	5,331	432,805	(8,991)	429,145
EXPENSES
Compensation and related expenses	705	—	285,830	—	286,535
Communications and technology	79	—	36,026	—	36,105
Occupancy and equipment costs	—	—	30,610	(177)	30,433
Clearing and exchange fees	—	—	11,770	—	11,770
Interest	6,990	—	10,371	(5,151)	12,210
Other	4,249	267	59,901	(3,663)	60,754
Total expenses	12,023	267	434,508	(8,991)	437,807
Income (loss) before income taxes	(12,023)	5,064	(1,703)	—	(8,662)
Income taxes	(4,626)	1,876	789	—	(1,961)
Net income (loss) from continuing operations	(7,397)	3,188	(2,492)	—	(6,701)

Discontinued operations
Income from discontinued operations	—	—	1,065	—	1,065
Income taxes	—	—	425	—	425
Net income from discontinued operations	—	—	640	—	640

Equity in earnings of subsidiaries	1,231	(1,957)	—	726	—
Net income (loss)	(6,166)	1,231	(1,852)	726	(6,061)
Less net income attributable to noncontrolling interest, net of tax	—	—	105	—	105
Net income (loss) attributable to Oppenheimer Holdings Inc.	(6,166)	1,231	(1,957)	726	(6,166)
Other comprehensive income	—	—	2,204	—	2,204
Total comprehensive income (loss)	$(6,166)	$1,231	$247	$726	$(3,962)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$92,591	$—	$92,591
Advisory fees	—	—	66,511	(407)	66,104
Investment banking	—	—	18,881	—	18,881
Interest	—	2,556	12,016	(2,565)	12,007
Principal transactions, net	—	22	7,555	—	7,577
Other	—	81	14,913	(80)	14,914
Total revenue	—	2,659	212,467	(3,052)	212,074
EXPENSES
Compensation and related expenses	356	—	141,365	—	141,721
Communications and technology	34	—	17,604	—	17,638
Occupancy and equipment costs	—	—	15,064	(80)	14,984
Clearing and exchange fees	—	—	6,199	—	6,199
Interest	3,282	—	4,255	(2,565)	4,972
Other	523	2	31,688	(407)	31,806
Total expenses	4,195	2	216,175	(3,052)	217,320
Income (loss) before income taxes	(4,195)	2,657	(3,708)	—	(5,246)
Income taxes	(3,272)	999	(118)	—	(2,391)
Net income (loss) from continuing operations	(923)	1,658	(3,590)	—	(2,855)

Discontinued operations
Income from discontinued operations	—	—	15,366	—	15,366
Income taxes	—	—	5,800	—	5,800
Net income from discontinued operations	—	—	9,566	—	9,566

Equity in earnings of subsidiaries	6,111	4,453	—	(10,564)	—
Net income	5,188	6,111	5,976	(10,564)	6,711
Less net income attributable to noncontrolling interest, net of tax	—	—	1,523	—	1,523
Net income attributable to Oppenheimer Holdings Inc.	5,188	6,111	4,453	(10,564)	5,188
Other comprehensive loss	—	—	(654)	—	(654)
Total comprehensive income	$5,188	$6,111	$3,799	$(10,564)	$4,534

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$196,424	$—	$196,424
Advisory fees	—	—	132,890	(760)	132,130
Investment banking	—	—	31,264	—	31,264
Interest	—	5,113	25,068	(5,132)	25,049
Principal transactions, net	—	52	14,143	—	14,195
Other	—	159	27,967	(158)	27,968
Total revenue	—	5,324	427,756	(6,050)	427,030
EXPENSES
Compensation and related expenses	743	—	289,473	—	290,216
Communications and technology	62	—	35,256	—	35,318
Occupancy and equipment costs	—	—	30,045	(158)	29,887
Clearing and exchange fees	—	—	13,120	—	13,120
Interest	6,563	—	8,408	(5,132)	9,839
Other	1,196	5	60,795	(760)	61,236
Total expenses	8,564	5	437,097	(6,050)	439,616
Income (loss) before income taxes	(8,564)	5,319	(9,341)	—	(12,586)
Income taxes	(4,986)	2,003	(3,456)	—	(6,439)
Net income (loss) from continuing operations	(3,578)	3,316	(5,885)	—	(6,147)

Discontinued operations
Income from discontinued operations	—	—	14,709	—	14,709
Income taxes	—	—	5,760	—	5,760
Net income from discontinued operations	—	—	8,949	—	8,949

Equity in earnings of subsidiaries	4,919	1,603	—	(6,522)	—
Net income	1,341	4,919	3,064	(6,522)	2,802
Less net income attributable to noncontrolling interest, net of tax	—	—	1,461	—	1,461
Net income attributable to Oppenheimer Holdings Inc.	1,341	4,919	1,603	(6,522)	1,341
Other comprehensive income	—	—	219	—	219
Total comprehensive income	$1,341	$4,919	$1,822	$(6,522)	$1,560

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$34,273	$(7,052)	$(97,606)	$—	$(70,385)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(2,075)	—	(2,075)
Proceeds from the settlement of company-owned life insurance	—	—	1,194	—	1,194
Cash used in investing activities	—	—	(881)	—	(881)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,940)	—		—	(2,940)
Cash dividends paid to noncontrolling interest	—	—	(816)	—	(816)
Repurchase of Class A non-voting common stock for cancellation	(5,159)	—	—	—	(5,159)
Payments for employee taxes withheld related to vested share-based awards	(2,203)	—	—	—	(2,203)
Issuance of senior secured note	200,000	—	—	—	200,000
Redemption of senior secured notes	(150,000)	—	—	—	(150,000)
Debt issuance costs	(547)	—	—	—	(547)
Increase in bank call loans, net	—	—	84,600	—	84,600
Cash provided by financing activities	39,151	—	83,784	—	122,935
Net increase (decrease) in cash and cash equivalents	73,424	(7,052)	(14,703)	—	51,669
Cash and cash equivalents, beginning of the period	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the period	$73,653	$3,232	$39,697	$—	$116,582

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$7,785	$(2,061)	$(45,845)	$—	$(40,121)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(2,572)	—	(2,572)
Proceeds from sale of assets	—	—	43,252	—	43,252
Cash provided by investing activities	—	—	40,680	—	40,680
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,947)	—	—	—	(2,947)
Repurchase of Class A non-voting common stock for cancellation	(3,798)	—	—	—	(3,798)
Payments for employee taxes withheld related to vested share-based awards	(1,341)	—	—	—	(1,341)
Increase in bank call loans, net	—	—	51,700	—	51,700
Cash provided by (used in) financing activities	(8,086)	—	51,700	—	43,614
Net increase (decrease) in cash and cash equivalents	(301)	(2,061)	46,535	—	44,173
Cash and cash equivalents, beginning of the period	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the period	$606	$525	$106,406	$—	$107,537

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
The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2017, the Company provided its services from 94 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of June 30, 2017 totaled approximately $81.2 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. As of June 30, 2017, client assets under management totaled $26.1 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. As of June 30, 2017, the Company employed 3,047 employees (2,969 full-time and 78 part-time), of whom approximately 1,132 were financial advisers.
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
During the three months ended June 30, 2017, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (the "SEC"), the Commodities Futures Trading Commission, the National Futures Association, the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA") in the United States, the Financial Conduct Authority in the United Kingdom, the Jersey Financial Services Commission in the Isle of Jersey, the Securities and Futures Commission in Hong Kong, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. ("OIL") operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act of 2002 and have caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC and FINRA have increased their enforcement activities with the intent to bring more actions against firms and individuals with increased fines and sanctions for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.
In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. New rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. Other rules may be enacted which may impact the Company.
In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will be required to meet "conflict of interest" standards, which is likely to limit commission-based compensation in favor of fee-based compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract ("BIC") exemption, which would, under certain circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest rules will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The Company presently expects to continue commission-based activity.
The new fiduciary standard definitions for investment advice were effective on June 9, 2016 with an applicable date for compliance that was originally scheduled for April 10, 2017. On April 7, 2017, the DOL delayed compliance with the new rule until June 9, 2017. The rules became applicable on that date. Full compliance with the BIC and other exemptions continues to be delayed until January 1, 2018. It is not clear whether further extensions of the January 1, 2018 date will be granted.
Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules may be subject to proposed changes and/or elimination.
Some forms of compensation traditionally associated with the recruiting of financial advisers and the ability of financial advisers to have clients transfer their IRA and retirement accounts have been impacted by the DOL Rules. The fiduciary rule also has implications for long term incentive programs designed to reward financial advisers for increasing their business and their assets under management and administration. The Company has reviewed its business and operating models in light of these new rules as they have brought significant structural and operational changes to the Company and are likely to have an impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs. Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by Dodd-Frank in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The Volcker Rule became effective on July 21, 2015. There may be additional changes to the requirements of the Volcker Rule and it is difficult to determine the Volcker Rule's long term impact on market liquidity and on the liquidity of issued sovereign debt in Europe and Asia. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more

"Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
The adoption of rules under Basel II have resulted in a number of large international banks adopting new business models which have included the abandonment of a variety of securities related businesses deemed to present excessive risks and requiring substantial capital that was not justified by the related returns. In addition, the European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as "MIFID II") that would prevent broker-dealers from "bundling" the cost of research together with trading commissions. The long term effects of these changes on the markets and on competition are impossible to predict. MIFID II becomes effective in the United Kingdom and in Europe in 2018 and is already having an impact on the manner in which business is being conducted in Europe. The ability to be compensated for equity research activities has been reduced and more institutional clients are making those payments that are available through cash payments rather than transaction based commissions.
In June 2016, in a referendum to consider the United Kingdom's continued participation in the European Common Market ("EC"), the United Kingdom voted in favor of withdrawing from the EC ("Brexit"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain will define its status effective with its departure from the EC. Brexit has created significant uncertainty in both the United Kingdom and in the other member states around its economic impact and the operating requirements for businesses located in the United Kingdom after the effective date which has led to fluctuations in the value of the British Pound based on news surrounding Brexit. The Company has a London-based business and the ability for it to passport its employees into the EU, post-Brexit, is in considerable doubt. In addition, a number of its London-based employees do not hold British passports and their continued employment in London is also in doubt. Given the lack of clarity on the ultimate impact of the Brexit vote, the Company cannot determine what, if any, impact this change may make on its operations, both inside and outside the United Kingdom.
The rules and requirements that were created by the passage of the Patriot Act, and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act and the Foreign Corrupt Practices Act with respect to the amount of diligence and on-going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has increased staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures. In May 2016, FinCEN's proposed rule on customer due diligence was finalized with an effective date of May 11, 2018.
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
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to its business and report the results of measurement to senior management. This would include a review for whether those risks might be based on historical events that have affected the firm or other firms and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer needs to consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect all customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested the processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and has enhanced its liquidity risk management practices to better align with the guidance provided in Regulatory Notice 15-33.
Other Regulatory Matters
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "SEC Order"). Pursuant to the SEC Order, Oppenheimer was ordered to (i) cease and desist from committing or causing any violations of the relevant provisions of the federal securities laws; (ii) be censured; (iii) pay to the SEC $10.0 million comprised of $4.2 million in disgorgement, $753,500 in prejudgment interest and $5.1 million in civil penalties; and (iv) retain an independent consultant to review Oppenheimer's policies and procedures relating to anti-money laundering and Section 5 of the Securities Act of 1933.
Pursuant to the SEC Order, Oppenheimer made a payment of $5.0 million to the SEC on February 17, 2015 and made a second payment of $5.0 million to the SEC on January 26, 2017.
On February 19, 2015, the board of directors formed a Special Committee in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLC ("Kalorama") to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. In May 2017, the Board approved the assumption of the duties of the Special Committee by the Compliance Committee and the dissolution of the Special Committee. As part of its engagement of Kalorama, the Company agreed that the recommendations of Kalorama would be shared with the SEC. Moreover, Oppenheimer and OAM agreed to adopt the recommendations made by Kalorama for the FINRA IC and SEC IC Reports discussed below, subject to a process for any recommendations found by the Company to be impractical or overly burdensome.
In August 2015, Kalorama delivered a report as a result of a settlement reached by Oppenheimer with FINRA in a matter unrelated to the SEC matter discussed above (the "FINRA IC Report"). The FINRA IC Report was critical of the Company's governance practices, its management and its compliance program at the time of the review in 2015. The Company adopted and has implemented all of the recommendations made by Kalorama except for several technology projects that the Company expects to complete in 2017. The Company believes the changes made were responsive to the criticisms and recommendations made by Kalorama.

On December 15, 2016, the Company's agreement with Kalorama expired by its terms, although Kalorama had not yet delivered the reports required by the SEC. In May 2017, Kalorama delivered three additional reports, including two reports in connection with the January 2015 SEC Order and another report in connection with Oppenheimer's 2015 settlement with the SEC in connection with the SEC's Municipalities Continuing Disclosure Cooperation ("MCDC") initiative (collectively, the "SEC IC Reports"). Each of the reports is currently being reviewed by the Company including the Compliance Committee. The SEC IC Reports repeat a number of the criticisms regarding the Company's governance practices, its management and its compliance programs and include a substantial number of recommendations, a number of which appear in the FINRA IC Report. The Company believes it has already adopted and implemented a number of the recommendations made in the SEC IC Reports and expects that it will adopt and implement most of the remaining recommendations. However, there can be no assurances that the Company will be able to implement all of the recommendations as set forth in the SEC IC Reports and, to the extent the Company does not implement or provide a satisfactory alternative method of implementation, the Company may be exposed to further SEC enforcement action. Furthermore, implementation of the remaining recommendations included in the SEC IC Reports or any recommendations made in any additional reports may be costly, time consuming, may divert management's attention from operating the Company's business and may have an adverse effect on the Company. The Company has incurred a significant amount of expenses in connection with the preparation of the FINRA IC Report and the SEC IC Reports and may continue to incur additional expenses related thereto.

In June 2017, the Company received two additional reports from Kalorama not arising out of any regulatory order. The Company is in the process of reviewing these reports. These new reports are based on a review for which the Company completed providing information in December 2016. These reports are critical of the Company's governance practices, its management and compliance programs. There can be no assurance that the Company will implement or will be able to implement all of the recommendations set forth in these reports or any future reports or provide a satisfactory alternative method of implementation, or that these reports or any future reports will not expose the Company to further regulatory enforcement actions.

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
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' because, in the tight credit market in and subsequent to 2008, dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. These securities have auctions scheduled on either a 7, 28 or 35 day cycle. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Certain clients of the Company continue to hold ARS in their individual or corporate accounts.
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
The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 96%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Exhibit 99.1 of the Company's Current Report on Form 8-K filed on June 7, 2017 and "Factors Affecting 'Forward-Looking Statements'" herein.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.2 million in ARS from its clients. As of June 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $10.0 million from clients through 2020 under legal settlements and awards. See "Legal Proceedings" herein.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company's clients held at Oppenheimer approximately $55.3 million of ARS as of June 30, 2017 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29, 2012 causing the Company to vacate its two principal offices in downtown Manhattan and displacing 800 of the Company's employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. The Company continues to review both internally and with vendors, the infrastructure necessary to withstand a similar event in light of the issues that arose in the fall of 2012.
Cybersecurity
The Company has been focused for many years on the issues of maintaining the security of its clients' data, access to its data processing environment and its data processing facilities. Recent examples of vulnerabilities by other companies and the government which have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused the Company to review its security policies and procedures and to take additional actions to protect its network and its information. Such threats are ongoing.
Given the importance of protection of client data, regulators have developed increased oversight of cybersecurity planning and protections, which have been put in place by broker-dealers and other financial service providers. This planning is subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases will be required in the future, as the sophistication and persistency of such attacks increase.
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
The Company is also reviewing its full service business model to determine the opportunities available for closely related business models in areas where competitors have shown some success. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review potential acquisition opportunities, and will continue to focus its attention on the management of its existing business and has disposed and may continue, from time to time, to dispose of businesses that are no longer strategic to its business operations or which have limited opportunities for growth. In June of 2017, the Company refinanced its outstanding indebtedness and may under some circumstances utilize a portion of the money raised in excess of the pay-down of its previous bond issue for the acquisition of related businesses.

Results of Operations
The Company reported a net loss attributable to Oppenheimer Holdings Inc. of $1.3 million or $0.10 basic net loss per share for the second quarter of 2017 compared with net income attributable to Oppenheimer Holdings Inc. of $5.2 million or $0.39 basic net income per share for the second quarter of 2016. Loss before income taxes from continuing operations was $1.6 million for the second quarter of 2017 compared with a loss before income taxes from continuing operations of $5.2 million for the second quarter of 2016. The Company incurred $1.2 million in charges related to the refinancing of its Senior Secured Notes during the second quarter of 2017. Net income from discontinued operations was $53,000 for the second quarter of 2017 compared with net income from discontinued operations of $9.6 million for the second quarter of 2016. Revenue from continuing operations for the second quarter of 2017 was $215.9 million compared with revenue from continuing operations of $212.1 million for the second quarter of 2016. Revenue from discontinued operations for the second quarter of 2017 was $111,000 compared with revenue from discontinued operations of $17.9 million for the second quarter of 2016.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2017 compared with the same period in 2016:

(Expressed in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2017		June 30, 2017
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(8,739)	(9.4)	$(25,855)	(13.2)
Advisory fees	6,679	10.1	10,062	7.6
Investment banking	(3,495)	(18.5)	2,143	6.9
Interest	822	6.8	(1,655)	(6.6)
Principal transactions, net	(2,275)	(30.0)	(3,520)	(24.8)
Other	10,818	72.5	20,940	74.9
Total revenue	3,810	1.8	2,115	0.5
Expenses
Compensation and related expenses	936	0.7	(3,681)	(1.3)
Communications and technology	761	4.3	787	2.2
Occupancy and equipment costs	177	1.2	546	1.8
Clearing and exchange fees	(283)	(4.6)	(1,350)	(10.3)
Interest	1,882	37.9	2,371	24.1
Other	(3,272)	(10.3)	(482)	(0.8)
Total expenses	201	0.1	(1,809)	(0.4)
Loss before income taxes from continuing operations	3,609	(68.8)	3,924	(31.2)
Income taxes	2,117	(88.5)	4,478	(69.5)
Net loss from continuing operations	1,492	(52.3)	(554)	9.0

Discontinued operations
Income from discontinued operations	(15,277)	(99.4)	(13,644)	(92.8)
Income taxes	(5,764)	(99.4)	(5,335)	(92.6)
Net income from discontinued operations	(9,513)	(99.4)	(8,309)	(92.8)

Net income (loss)	(8,021)	*	(8,863)	*
Less net income attributable to noncontrolling interest, net of tax	(1,514)	(99.4)	(1,356)	(92.8)
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(6,507)	*	$(7,507)	*

*	Percentage not meaningful.

Second Quarter 2017
Revenue
Commission revenue was $83.9 million for the second quarter of 2017, a decrease of 9.4% compared with $92.6 million for the second quarter of 2016 due to reduced transaction volumes from retail and institutional investors and a lower financial adviser headcount during the second quarter of 2017.
Advisory fees were $72.8 million for the second quarter of 2017, an increase of 10.1% compared with $66.1 million for the second quarter of 2016 due to a higher level of client assets under management.
Investment banking revenue decreased 18.5% to $15.4 million for the second quarter of 2017 compared with $18.9 million for the second quarter of 2016 due to lower merger and acquisition advisory fees during the second quarter of 2017.
Interest revenue was $12.8 million for second quarter of 2017, an increase of 6.8% compared with $12.0 million for the second quarter of 2016. The increase is attributable to an increase in interest revenue on margin extended to customers offset by a decrease in interest earned on U.S. government and agency securities during the second quarter of 2017.
Principal transactions revenue decreased 30.0% to $5.3 million for the second quarter of 2017 compared with $7.6 million for the second quarter of 2016 due to lower income from equities and fixed income trading and changes in the fair value of auction rate securities partially offset by increases in the value of firm investments.
Other revenue was $25.7 million for the second quarter of 2017, an increase of 72.5% compared to $14.9 million for the second quarter of 2016. The increase is primarily due to higher fees earned on client deposits in the FDIC-insured bank deposit program during the second quarter of 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $142.7 million during the second quarter of 2017, roughly flat compared with the second quarter of 2016. Lower salaries and production-related expenses were offset by higher incentive compensation costs during the second quarter of 2017. Compensation and related expenses as a percentage of revenue was 66.1% during the second quarter of 2017 compared with 66.8% during the second quarter of 2016.

Non-compensation expenses were $74.9 million during the second quarter of 2017, a decrease of 1.0% compared with $75.6 million during the second quarter of 2016 due to lower legal and regulatory costs partially offset by higher interest and communications and technology costs during the second quarter of 2017.

The effective income tax rate from continuing operations for the second quarter of 2017 was 16.7% compared with 45.6% for the second quarter of 2016 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The elevated income tax benefit during the second quarter of 2016 was primarily due to book-to-tax return adjustments recorded during the period partially offset by non-deductible regulatory charges.
Year-to-date 2017
Revenue
Commission revenue was $170.6 million for the six months ended June 30, 2017, a decrease of 13.2% compared with $196.4 million for the six months ended June 30, 2016 due to reduced transaction volumes from retail and institutional investors and a lower financial adviser headcount during the six months ended June 30, 2017.

Advisory fees were $142.2 million for the six months ended June 30, 2017, an increase of 7.6% compared with $132.1 million for the six months ended June 30, 2016. Assets under management increased 2.9% from $24.1 billion to $24.8 billion from December 31, 2015 to December 31, 2016, and 8.9% from $23.7 billion to $25.8 billion from March 31, 2016 to March 31, 2017, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue increased 6.9% to $33.4 million for the six months ended June 30, 2017 compared with $31.3 million for the six months ended June 30, 2016 due to higher merger and acquisition advisory fees and higher debt and equity underwriting income during the six months ended June 30, 2017.

Interest revenue was $23.4 million for the six months ended June 30, 2017, a decrease of 6.6% compared with $25.0 million for the six months ended June 30, 2016. The decrease is attributable to a decrease in interest earned on U.S. government and agency securities offset by an increase in interest revenue on margin extended to customers during the six months ended June 30, 2017.
Principal transactions revenue decreased 24.8% to $10.7 million for the six months ended June 30, 2017 compared with $14.2 million for the six months ended June 30, 2016 due to lower income from equities and fixed income trading and changes in the fair value of auction rate securities partially offset by increases in the value of firm investments during the six months ended June 30, 2017.
Other revenue was $48.9 million for the six months ended June 30, 2017, an increase of 74.9% compared to $28.0 million for the six months ended June 30, 2016. The increase is primarily due to higher fees earned on client deposits in the FDIC-insured bank deposit program and positive changes in the cash surrender value of Company-owned life insurance during the six months ended June 30, 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $286.5 million for the six months ended June 30, 2017, a decrease of 1.3% compared to $290.2 million for the six months ended June 30, 2016. The decrease was due to lower salaries, and production related and share-based compensation expenses partially offset by higher incentive and deferred compensation expenses during the six months ended June 30, 2017. Compensation and related expenses as a percentage of revenue was 66.8% during the six months ended June 30, 2017 compared to 68.0% during the six months ended June 30, 2016.
Non-compensation expenses were $151.3 million during the six months ended June 30, 2017, an increase of 1.3% compared to $149.4 million for the six months ended June 30, 2016 due to a value-added tax ("VAT") assessment levied by the Israel VAT Authority offset by lower legal and regulatory costs during the six months ended June 30, 2017.
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the three and six months ended June 30, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Revenue
Private Client (1)	$140,252	$121,358	15.6	$277,641	$248,902	11.5
Asset Management (1)	19,304	22,770	(15.2)	37,970	45,744	(17.0)
Capital Markets	53,707	65,524	(18.0)	109,610	126,589	(13.4)
Corporate/Other	2,621	2,422	8.2	3,924	5,795	(32.3)
	$215,884	$212,074	1.8	$429,145	$427,030	0.5

Income (loss) before income taxes
Private Client (1)	$28,051	$14,345	95.5	$56,813	$30,662	85.3
Asset Management (1)	4,081	5,703	(28.4)	7,792	12,471	(37.5)
Capital Markets	(10,982)	4,045	*	(23,596)	(2,753)	757.1
Corporate/Other	(22,787)	(29,339)	(22.3)	(49,671)	(52,966)	(6.2)
	$(1,637)	$(5,246)	(68.8)	$(8,662)	$(12,586)	(31.2)

*	Percentage not meaningful.

(1)	Effective January 1, 2017, the allocation of advisory fees between Private Client and Asset Management changed from 77.5% and 22.5% to 90.0% and 10.0%, respectively.

Private Client
Private Client reported revenue of $140.3 million for the second quarter of 2017, 15.6% higher than the second quarter of 2016 due to increased advisory fee revenue and higher fees earned on client deposits in the FDIC-insured bank deposit program during the second quarter of 2017. Income before income taxes was $28.1 million for the second quarter of 2017, an increase of 95.5% compared with the second quarter of 2016 due to the revenue and fee increases referred to above offset by higher production-related compensation costs, communications and technology costs and legal and regulatory costs during the second quarter of 2017.

•	Client assets under administration were $81.2 billion at June 30, 2017 compared with $77.2 billion at December 31, 2016, an increase of 5.2%.

•
Financial adviser headcount was 1,132 at the end of the second quarter of 2017 (1,159 at the end of the first quarter of 2017), down from 1,199 at the end of the second quarter of 2016. The decline in financial adviser headcount from the second quarter of 2016 has been a result of the Company's attention to productivity leading to attrition for less productive financial advisers. The decline in headcount also has been impacted by retirements and normal attrition.

•
Retail commissions were $50.7 million for the second quarter of 2017, a decrease of 2.3% from the second quarter of 2016 due to reduced transaction volumes from retail investors and a lower financial adviser headcount during the second quarter of 2017.

•
Advisory fee revenue on traditional and alternative managed products was $53.8 million for the second quarter of 2017, an increase of 20.9% from the second quarter of 2016 (see Asset Management below for further information). The increase in advisory fees was due to the increase in the value of client assets under management ("AUM") and the change in the allocation of advisory fees between the Private Client and Asset Management segments, effective January 1, 2017, which contributed to an increase of $5.5 million in revenue in the Private Client segment.

•
Fees earned on client cash deposits in the FDIC-insured bank deposit program were $17.7 million during the second quarter of 2017 versus $8.4 million for the second quarter of 2016. The increase was due primarily to higher short-term interest rates during the second quarter of 2017.

Asset Management
Asset Management reported revenue of $19.3 million for the second quarter of 2017, 15.2% lower than the second quarter of 2016 due to the change in revenue allocation (see below). Income before income taxes was $4.1 million for the second quarter of 2017, a decrease of 28.4% compared with the second quarter of 2016.

•
Advisory fee revenue on traditional and alternative managed products was $18.9 million for the second quarter of 2017, a decrease of 12.5% from the second quarter of 2016. Advisory fees are calculated based on the value of AUM at the end of the prior quarter which totaled $25.8 billion at March 31, 2017 ($23.7 billion at March 31, 2016) and are allocated to the Private Client and Asset Management business segments. Advisory fees decreased $5.5 million due to the change in the allocation of advisory fees between the Private Client and Asset Management segments which became effective January 1, 2017.

•
AUM increased 7.4% to $26.1 billion at June 30, 2017 compared with $24.3 billion at June 30, 2016, which is the basis for advisory fee billings for the third quarter of 2017. The increase in AUM was comprised of asset appreciation of $1.4 billion and net contributions of assets of $0.4 billion.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2017:

(Expressed in millions)
	For the Three Months Ended June 30, 2017
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$21,937	$920	$(540)	$30	$22,347
Institutional Fixed Income (2)	1,321	22	(37)	(115)	1,191
Alternative Investments:
Hedge funds (3)	2,386	41	(172)	121	2,376
Private Equity Funds (4)	168	—	—	—	168
	$25,812	$983	$(749)	$36	$26,082

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

Capital Markets
Capital Markets reported revenue of $53.7 million for the second quarter of 2017, 18.0% lower than the second quarter of 2016 due to lower institutional equities and fixed income commissions and lower fees from investment banking activities during the second quarter of 2017. Loss before income taxes was $11.0 million for the second quarter of 2017, compared with income before income taxes of $4.0 million for the second quarter of 2016 due to the decreases in revenue referred to above as well as an increase in allocated incentive compensation costs during the second quarter of 2017.

•
Institutional equities commissions decreased 11.2% to $23.9 million for the second quarter of 2017 compared with the second quarter of 2016 due to lower volatility and trading volumes in the equity markets.

•
Advisory fees from investment banking activities decreased 20.8% to $5.7 million in the second quarter of 2017 compared with the second quarter of 2016 due to fewer completed mergers and acquisitions transactions during the second quarter of 2017.

•	Equity underwriting fees increased 1.9% to $5.5 million for the second quarter of 2017 compared with the second quarter of 2016.

•
Revenue from Taxable Fixed Income decreased 29.4% to $12.7 million for the second quarter of 2017 compared with the second quarter of 2016 due to lower institutional fixed income commissions during the second quarter of 2017.

•	Public Finance and Municipal Trading revenue decreased 13.1% to $5.3 million for the second quarter of 2017 compared with the second quarter of 2016.
Liquidity and Capital Resources
At June 30, 2017, total assets increased by 16.6% from December 31, 2016 primarily due to increases in cash, receivable from customers and securities owned. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company's longer-term capital needs have been met through the issuance of the 6.75% Senior Secured Notes due 2022 (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At June 30, 2017, the Company had $230.4 million of such borrowings outstanding compared to outstanding borrowings of $145.8 million at December 31, 2016. The Company also has some availability of short-term bank financing on an unsecured basis.

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
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.0 million and $387,000, respectively, at June 30, 2017. See Note 12 to the condensed consolidated financial statements appearing in Item 1 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $1.8 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through June 30, 2017 were those earnings to be repatriated. The Company intends to continue to reinvest permanently the excess earnings of OIL in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Refinancing
On June 23, 2017, the Company issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Notes") under an indenture at an issue price of 100% of the principal amount. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See Note 9 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
On June 15, 2017, S&P upgraded the Company's 'B' Corporate Family rating and 'B' rating on the Notes to 'B+' with a stable outlook. On June 15, 2017, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $5.8 million in forgivable notes to employees, (which are inherently illiquid) for the three months ended June 30, 2017 ($3.6 million for the three months ended June 30, 2016) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2017, bank call loans were $230.4 million ($145.8 million at December 31, 2016 and $151.9 million at June 30, 2016). The average daily bank loan outstanding for the three and six months ended June 30, 2017 was $169.3 million and $155.2 million, respectively ($96.0 million and $104.8 million for the three and six months ended June 30, 2016, respectively). The largest daily bank loan outstanding for the three and six months ended June 30, 2017 was $247.6 million ($154.3 million and $192.2 million for the three and six months ended June 30, 2016, respectively). The average weighted interest rate on bank call loans applicable on June 30, 2017 was 1.93%.
At June 30, 2017, securities loan balances totaled $141.7 million ($179.9 million at December 31, 2016 and $125.5 million at June 30, 2016). The average daily securities loan balance for the three and six months ended June 30, 2017 was $163.7 million and $159.2 million, respectively ($183.2 million and $186.3 million for the three and six months ended June 30, 2016, respectively). The largest daily stock loan balance for the three and six months ended June 30, 2017 was $189.5 million ($240.9 million and $241.7 million for the three and six months ended June 30, 2016, respectively).
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2017, the fair values of the reverse repurchase agreements and repurchase agreements for which the fair value option was elected were $3.6 million and $nil, respectively.
At June 30, 2017, the gross balances of reverse repurchase agreements and repurchase agreements were $133.6 million and $586.5 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2017 was $307.5 million and $780.4 million, respectively ($526.4 million and $1.1 billion, respectively, for the three months ended June 30, 2016). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2017 was $488.6 million and $1.0 billion, respectively ($920.3 million and $1.5 billion, respectively, for the three months ended June 30, 2016).
At June 30, 2017, the gross leverage ratio was 5.2.

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
Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(70,385)	$(40,121)
Cash (used in) provided by investing activities	(881)	40,680
Cash provided by financing activities	122,935	43,614
Net increase in cash and cash equivalents	$51,669	$44,173
Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom the Company relies to back away from providing funding to the securities industry. Such a development might impact the Company's ability to finance its day to day activities or increase the costs to acquire funding. The Company may or may not be able to pass such increased funding costs on to its clients. (See "Factors Affecting 'Forward-Looking Statements'".) In June 2017, the Company refinanced its outstanding indebtedness. See "Refinancing" above in this section.
Other Matters
During the second quarter of 2017, the Company purchased and canceled 49,557 shares of Class A non-voting common stock ("Class A Stock") for a total consideration of $801,700 pursuant to its share repurchase program.
On July 28, 2017, the board of directors declared a regular quarterly cash dividend of $0.11 per share of Class A Stock and Class B voting common stock ("Class B Stock") payable on August 25, 2017 to stockholders of record on August 11, 2017.
The book value of the Company's Class A Stock and Class B Stock was $37.73 at June 30, 2017 compared to $38.22 at December 31, 2016, based on total outstanding shares of 13,232,440 and 13,360,760, respectively.
The diluted weighted average number of shares of Class A Stock and Class B Stock outstanding for the three months ended June 30, 2017 was 13,260,855 compared to 13,367,248 outstanding for the same period in 2016.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. At June 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.2 million in ARS from its clients. In addition, the Company is committed to purchase another $10.0 million in ARS from clients through 2020 under legal settlements and awards.

The Company's purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. The financial review is based on the Company's operating results, regulatory net capital, liquidity, and other ARS purchase commitments outstanding under legal settlements and awards (described below). There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company first meets with its primary regulator, FINRA, and then with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer. Various offer scenarios are discussed in terms of which Eligible Investors should receive a Purchase Offer. The primary criteria to date in terms of determining which Eligible Investors should receive a Purchase Offer has been the amount of household account equity each Eligible Investor had with the Company in February 2008. Once various Purchase Offer scenarios have been discussed, the Regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2017, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At June 30, 2017, the amount of ARS held by the Company that was below investment grade was $25,000 and the amount of ARS that was unrated was $25,000.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at June 30, 2017
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities Owned (1)	$109,225	$2,055	$107,170
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	5,000	107	4,893
Legal Settlements and Awards (5)	9,963	147	9,816
Total	$124,188	$2,309	$121,879

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet at June 30, 2017. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet at June 30, 2017.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at June 30, 2017.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at June 30, 2017. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $29.4 million of ARS as of June 30, 2017.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.

Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $2.3 million as of June 30, 2017. The valuation adjustment is comprised of $2.1 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of June 30, 2017 and $254,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At June 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $29.4 million of ARS as of June 30, 2017. Since the Company was not committed to purchase this amount as of June 30, 2017, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in Note 6 to the condensed consolidated financial statements appearing in Item 1 herein.
Contractual and Contingent Obligations
The following table sets forth the Company's contractual obligations as of June 30, 2017:

(Expressed in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$255,685	$41,774	$71,412	$48,823	$93,676
Committed Capital	1,251	1,251	—	—	—
Senior Secured Notes (1)(2)	267,838	13,238	27,000	227,600	—
ARS Purchase Commitments (3)	9,963	—	7,032	2,931	—
Total	$534,737	$56,263	$105,444	$279,354	$93,676

(1)	See Note 9 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	Includes interest payable of $67.8 million through maturity.

(3)	See Note 11 to the condensed consolidated financial statements appearing in Item 1 for additional information.
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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, including fluctuating oil prices, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN, FINRA and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) applications and enforcement of the DOL retirement rules and regulations, (xii) the effectiveness of efforts to reduce costs and eliminate overlap, (xiii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiv) the Company's ability to achieve its business plan, (xv) corporate governance issues, (xvi) the impact of the credit crisis and tight credit markets on business operations, (xvii) the effect of bailout, financial reform and related legislation, including, without limitation, the Wall Street Reform and the Dodd-Frank Act, the Volcker Rule and the rules and regulations thereunder and the new DOL rule (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment"), (xviii) the consolidation of the banking and financial services industry, (xix) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xx) credit, operations, legal and regulatory risks, (xxi) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain's June 23, 2016 referendum to exit the EU ("Brexit"), (xxii) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxiii) risks related to the manipulation of the London Interbank Offered Rate ("LIBOR") and concerns over high speed trading, (xxiv) potential cyber security threats, (xxv) the effect of technological innovation on our industry and business, (xxvi) risks related to changes by S&P Global Ratings ("S&P") or Moody's Investor Service, Inc. ("Moody's") of its rating on the Company and on the Company's long-term debt, and (xxvii) risks related to elections results, Congressional gridlock, government shutdowns and investigations, changes in or uncertainty surrounding regulations and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See Exhibit 99.1 – "Risk Factors" appearing in the Company's Current Report on Form 8-K filed on June 7, 2017.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2017, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The incidences of these types of claims have increased since the onset of the credit crisis in 2008 and the resulting market disruptions. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including investigations by multiple regulators of matters involving the same or similar underlying facts, which seek substantial penalties, fines or other monetary relief. The SEC, amongst other regulators, has announced its intention to bring more regulatory cases seeking substantial penalties in the future.
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
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Exhibit 99.1 of the Company's Current Report on Form 8-K filed on June 7, 2017 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" as well as "Factors Affecting 'Forward-Looking Statements'" herein.
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
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Oppenheimer offered ARS to its clients in the same manner as dozens of other "downstream" firms in the ARS marketplace – as an available cash management option for clients seeking to increase their yields on short-term investments similar to a money market fund. The Company believes that Oppenheimer's participation therefore differed dramatically from that of the larger broker-dealers who underwrote and provided supporting bids in the auctions, actions Oppenheimer never undertook. Oppenheimer played no role in any decision by the lead underwriters or broker-dealers to discontinue entering support bids and allowing auctions to fail. See "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Exhibit 99.1 of the Company's Current Report on Form 8-K filed on June 7, 2017 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" herein.

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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made thirteen offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and March 20, 2017. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of June 30, 2017, the Company had purchased and holds (net of redemptions) approximately $109.2 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients margin loans against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of June 30, 2017, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon; (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer related to the investor's inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of Items (1) through (3) will take effect.
Both the AOD and the Order provide that in the event that Oppenheimer enters into another agreement that provides any form of benefit to any Oppenheimer ARS customer on terms more favorable than those set forth in the AOD or the Order, Oppenheimer will immediately extend the more favorable terms contained in such other agreement to all eligible investors. The AOD further provides that if Oppenheimer pays (or makes any pledge or commitment to pay) to any governmental entity or regulator pursuant to any other agreement costs or a fine or penalty or any other monetary amount, then an equivalent payment, pledge or commitment will become immediately owed to the State of New York for the benefit of New York residents.

If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at his sole discretion, upon 10 days written notice to Oppenheimer.
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through March 31, 2017 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2016, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with regulators from states other than Massachusetts and New York.

As of June 30, 2017, there were no pending ARS-related cases against Oppenheimer. As of June 30, 2017, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors - The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Exhibit 99.1 of the Company's Current Report on Form 8-K filed on June 7, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment - Other Regulatory Matters" and "Off-Balance Sheet Arrangements" herein.
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit. On July 27, 2011, the Court of Appeals for the Eleventh Circuit denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full, and judgment was entered in Oppenheimer's favor and the court dismissed the case. On January 24, 2017, the Trustee appealed the summary judgment order to the U.S.N.D. GA. The Trustee has requested oral argument on the appeal on which the court has not yet ruled. Oppenheimer intends to defend itself vigorously in this matter.
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
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. No hearing dates have been set in the JPMCC Arbitration. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.33 million). These Judgments were affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer, as an intervening party, requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.4 million). In an agreement executed by JPMCC on October 7, 2016, JPMCC settled the claims asserted by the plaintiffs in the above referenced matters for €3.9 million (approximately U.S. $4.14 million). Following the settlement, Oppenheimer continued to pursue its appeal to Germany's highest appellate court. In April 2017, Germany's highest appellate court found that, as a result of JPMCC's settlement with plaintiff, Oppenheimer's request for leave to appeal must be dismissed, stating that Oppenheimer could not continue its appeal once JPMCC settled the matter. Oppenheimer was not a party to the JPMCC settlement and believes it has meritorious defenses to the JMPCC Arbitration and intends to defend itself vigorously.
On October 21, 2015, plaintiff Enrico Vaccaro, individually and on behalf of others similarly situated, filed a putative class action complaint in the Supreme Court of the State of New York, County of New York, on behalf of purchasers of New Source Energy Partners, L.P. ("NSLP") 11% Series A Cumulative Convertible Preferred Units ("NSLP Complaint") for $48.3 million. Plaintiff named as defendants NSLP, as well as certain officers and directors of NSLP, and underwriters Oppenheimer, Stifel, Nicolaus & Company, Inc., Robert W. Baird & Co. Inc., Janney Montgomery Scott LLC, and Wunderlich Securities, Inc. Plaintiff alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act pursuant to and/or traceable to NSLP's prospectus supplement and accompanying prospectus filed with the SEC on May 7, 2015 and the base prospectus and shelf registration statement filed with the SEC and declared effective on April 21, 2014 ("NSLP Offering Documents"). The NSLP Complaint alleged that the NSLP Offering Documents failed to disclose certain cash flow problems facing NSLP and sought damages, equitable relief, and attorneys' fees and costs. On or around November 13, 2015, the defendants removed the state court action to the United States District Court for the Southern District of New York ("SDNY"). On or around March 30, 2016, NSLP filed with the SDNY notice of its March 15, 2016 voluntary petition for relief under chapter 7, title 11 of the United States Bankruptcy Code, which operates as an automatic stay of the claims as to NSLP. On June 20, 2016, plaintiffs filed an amended class action complaint against the same defendants ("NSLP Amended Complaint"), which seeks unspecified damages, including interest, punitive and exemplary damages, as well as rescission. On December 19, 2016, the SDNY dismissed the NSLP Amended Complaint without prejudice. On January 19, 2017, plaintiffs filed a Second Amended Complaint and, on March 9, 2017, defendants filed motions to dismiss the Second Amended Complaint. On March 19, 2017, a Motion for Preliminary Approval of Class Action Settlement was filed with the Court for a Stipulation of Settlement for $2.85 million. If the settlement is approved by the Court, Oppenheimer anticipates its contribution toward such settlement will be approximately $56,000.
In October 2015, a claimant ("Claimant") filed a FINRA Arbitration (No. 15-02841) against Oppenheimer captioned Board of Bernalillo County Commissioners vs. BOSC, Inc., Oppenheimer & Co. Inc., Thomas Wayne Hayes and Royce Owen Simpson. The statement of claim alleges that Oppenheimer and its former employee, Simpson, as well as BOSC, Inc. and its former employee, Hayes, violated the New Mexico Securities Act by recommending a concentrated portfolio of fixed income securities with a longer than appropriate average maturity which resulted in the portfolio being exposed to significant interest rate risk that was unsuitable for one of the county's investment objectives of preserving capital. The county has alleged damages against all respondents in excess of $16.0 million. The arbitration hearing commenced in June of 2017. On July 5, 2017, Claimant and Oppenheimer entered into a settlement agreement pursuant to which Oppenheimer agreed to pay a total of $500,000 and Claimant agreed to dismiss all claims against Oppenheimer with prejudice.
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division ("Trial Court") where it remains the in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company, Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs are now on their sixth amended complaint. Plaintiffs allege that defendants failed to properly communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern, prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that the defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 30, 2016, the defendants filed a motion for summary judgment seeking to dismiss all of the plaintiffs' claims. On November 21, 2016, the plaintiffs filed a motion for Leave to Seek Punitive Damages against the defendants. On March 24, 2017, the Trial Court granted the plaintiffs' motion. On April 24, 2017, the defendants appealed the Court's ruling to the District Court of Appeals of Florida-Third District ("Appellate Court"). On May 8, 2017, the plaintiffs filed a motion in the Appellate Court to dismiss the defendants' appeal. On May 24, 2017, the Appellate Court denied the plaintiffs' motion. On May 16, 2017, the Trial Court denied each of the plaintiffs and defendants' motion for summary judgment. The original scheduled trial date in January 2017 has been canceled and no new trial date has been scheduled. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.

Oppenheimer Israel (OPCO) Ltd. ("OIL") entered into an agreement with the Israel Value-Added Tax ("VAT") Authority - Tel Aviv District (the "VAT Authority") in 2003 which stipulated the appropriate split between its domestic (subject to full VAT) and foreign (subject to zero VAT) business. The Company acquired OIL in January 2008 and continued to operate under the agreement reached with the VAT Authority. In June 2013, the VAT Authority commenced an examination of OIL. In August 2013, the VAT Authority issued an assessment of $5.8 million (21 Million New Israeli Shekel) for the period of August 2008 to June 2013 (the "Assessment") asserting that the 2003 written agreement was not valid for any period past 2003. Based on precedent case law, legal and tax advice, OIL filed an appeal of the Assessment in October 2013 with the VAT Authority. In October 2014, the VAT Authority rejected the appeal of the Assessment. In January 2015, OIL filed an appeal of the Assessment with the Israel District Court - Tel Aviv District (the "District Court") which was due to be heard in the third quarter of 2017. During the first quarter of 2017, in four separate court decisions related to other companies, the Israeli courts found in favor of the VAT Authority including one case with substantially similar factual underpinnings. Based on these new developments, the Company determined that it was unlikely to prevail at either the District Court or Supreme Court and thus determined the best course of action was to settle the matter. On May 18, 2017, OIL and the VAT Authority finalized a settlement agreement. On May 28, 2017, OIL paid approximately $8.0 million owed to the VAT Authority in exchange for the VAT Authority's prior agreement to seek dismissal of the case with prejudice in the District Court. On May 18, 2017, the District Court dismissed the case with prejudice. The Company had fully reserved the $8.0 million related to the aforementioned matter through the period ended March 31, 2017.

In August 2016, claimant Batsmasian filed a FINRA arbitration claim against Oppenheimer seeking damages in the amount of $6.75 million, plus punitive damages in the amount of $500,000 and interest, and asserting a variety of claims, including claims for fraud, gross negligence, negligent misrepresentation, breach of contract and failure to supervise, in connection with his alleged purchase of securities in OneScreen, Inc. in 2013 and Adaptive Medias, Inc. in 2014 and 2015 which purchases were not made through claimant's account at Oppenheimer. Although claimant did not purchase these securities in his Oppenheimer account, he alleges that he was induced to purchase these securities as a result of misrepresentations made by one or more former Oppenheimer employees. Oppenheimer has filed an answer denying the claims, as well as a third-party claim against a former Oppenheimer employee. The arbitration hearing is scheduled to commence in October 2017. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" in herein.

Item 1A.    Risk Factors
During the six months ended June 30, 2017, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016; provided, however, that the Company updated its Risk Factors in connection with the issuance of the Notes which may be found in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2017.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
In the three months ended June 30, 2017, the Company purchased and canceled 49,557 shares of Class A non-voting common stock for total consideration of $801,700 ($16.18 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2017	3,761	$16.95	3,761	47,712
May 2017 (1)	35,868	16.17	35,868	661,844
June 2017	9,928	15.90	9,928	651,916
Total	49,557	$16.18	49,557	651,916

(1)
On May 5, 2017, the Company announced a share repurchase program that authorizes the Company to purchase up to 650,000 shares of the Company's Class A non-voting common stock. See Note 10 to the condensed consolidated financial statements in Item 1 for additional information.

Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income (loss) for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York, on the 28th day of July, 2017.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)