Form 10-Q
period 2017-09-30
OPPENHEIMER HOLDINGS INC
filed 2017-10-27
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 27, 2017 was 13,009,648 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$44,794	$64,913
Deposits with clearing organizations	44,201	38,185
Receivable from brokers, dealers and clearing organizations	248,891	214,934
Receivable from customers, net of allowance for credit losses of $782 ($794 in 2016)	775,602	847,386
Income tax receivable	5,061	5,816
Securities purchased under agreements to resell	—	24,006
Securities owned, including amounts pledged of $642,501 ($438,385 in 2016), at fair value	1,037,463	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,694 and $7,519, respectively ($24,826 and $6,784, respectively, in 2016)	38,241	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $87,861 ($84,073 in 2016)	26,554	27,233
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	118,005	107,661
Total assets	$2,508,401	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$26,480	$39,228
Bank call loans	130,100	145,800
Payable to brokers, dealers and clearing organizations	247,479	221,389
Payable to customers	396,515	449,946
Securities sold under agreements to repurchase	398,650	378,084
Securities sold but not yet purchased, at fair value	366,581	85,050
Accrued compensation	130,109	145,053
Accounts payable and other liabilities	91,534	96,557
Senior secured notes, net of debt issuance costs of $1,199 ($648 in 2016)	198,801	149,352
Deferred tax liabilities, net of deferred tax assets of $60,919 ($59,062 in 2016)	17,377	13,137
Total liabilities	2,003,626	1,723,596
Commitments and contingencies (Note 11)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,009,648 and 13,261,095 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	55,989	59,228
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	56,122	59,361
Contributed capital	39,845	41,765
Retained earnings	407,179	410,258
Accumulated other comprehensive income (loss)	1,272	(681)
Total Oppenheimer Holdings Inc. stockholders' equity	504,418	510,703
Noncontrolling interest	357	2,631
Total stockholders' equity	504,775	513,334
Total liabilities and stockholders' equity	$2,508,401	$2,236,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2017	2016	2017	2016
REVENUE
Commissions	$77,635	$90,023	$248,204	$286,447
Advisory fees	74,329	67,452	216,521	199,582
Investment banking	23,940	20,280	57,347	51,544
Interest	12,952	11,291	36,346	36,340
Principal transactions, net	5,135	4,922	15,810	19,117
Other	32,229	17,836	81,137	45,804
Total revenue	226,220	211,804	655,365	638,834
EXPENSES
Compensation and related expenses	142,090	142,308	428,625	432,524
Communications and technology	17,781	17,201	53,886	52,519
Occupancy and equipment costs	15,288	14,909	45,721	44,796
Clearing and exchange fees	5,622	5,886	17,392	19,006
Interest	6,500	4,687	18,710	14,526
Other	27,111	28,623	87,865	89,859
Total expenses	214,392	213,614	652,199	653,230
Income (Loss) before income taxes from continuing operations	11,828	(1,810)	3,166	(14,396)
Income taxes	4,425	(751)	2,464	(7,190)
Net income (loss) from continuing operations	7,403	(1,059)	702	(7,206)

Discontinued operations
Income from discontinued operations	769	888	1,834	15,597
Income taxes	308	475	733	6,235
Net income from discontinued operations	461	413	1,101	9,362

Net income (loss)	7,864	(646)	1,803	2,156
Less net income attributable to noncontrolling interest, net of tax	75	66	180	1,527
Net income (loss) attributable to Oppenheimer Holdings Inc.	$7,789	$(712)	$1,623	$629

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.56	$(0.08)	$0.05	$(0.54)
Discontinued operations	0.03	0.03	0.07	0.59
Net income (loss) per share	$0.59	$(0.05)	$0.12	$0.05
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.54	$(0.08)	$0.05	$(0.54)
Discontinued operations	0.03	0.03	0.07	0.59
Net income (loss) per share	$0.57	$(0.05)	$0.12	$0.05

Dividends declared per share	$0.11	$0.11	$0.33	$0.33
Weighted average shares
Basic	13,213,139	13,366,863	13,290,399	13,371,296
Diluted	13,763,516	13,366,863	13,790,136	13,371,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2017	2016	2017	2016
Net income (loss)	$7,864	$(646)	$1,803	$2,156
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	(251)	681	1,953	900
Comprehensive income	7,613	35	3,756	3,056
Net income attributable to noncontrolling interest, net of tax	75	66	180	1,527
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$7,538	$(31)	$3,576	$1,529

(1)	No other comprehensive income (loss) is attributable to noncontrolling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2017	2016
Share capital
Balance at beginning of period	$59,361	$57,520
Issuance of Class A non-voting common stock	4,225	5,776
Repurchase of Class A non-voting common stock for cancellation	(7,464)	(3,832)
Balance at end of period	56,122	59,464
Contributed capital
Balance at beginning of period	41,765	44,438
Tax deficiency from share-based awards	—	(751)
Share-based expense	4,112	3,955
Vested employee share plan awards	(6,457)	(7,117)
Other	425	—
Balance at end of period	39,845	40,525
Retained earnings
Balance at beginning of period	410,258	417,001
Net income attributable to Oppenheimer Holdings Inc.	1,623	629
Dividends paid ($0.33 per share)	(4,394)	(4,417)
Dividends received from noncontrolling interest	6	295
Other	(314)	—
Balance at end of period	407,179	413,508
Accumulated other comprehensive income (loss)
Balance at beginning of period	(681)	(901)
Currency translation adjustment	1,953	900
Balance at end of period	1,272	(1)
Total Oppenheimer Holdings Inc. stockholders' equity	504,418	513,496
Noncontrolling interest
Balance at beginning of period	2,631	7,024
Net income attributable to noncontrolling interest, net of tax	180	1,527
Dividends paid to noncontrolling interest	(2,448)	(5,740)
Dividends paid to parent	(6)	(295)
Balance at end of period	357	2,516
Total stockholders' equity	$504,775	$516,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2017	2016
Cash flows from operating activities
Net income for the period	$1,803	$2,156
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	4,185	4,366
Deferred income taxes	4,240	(4,473)
Amortization of notes receivable	8,658	9,844
Amortization of debt issuance costs	287	363
Write-off of debt issuance costs	430	—
Amortization of mortgage servicing rights	—	44
Reversal of credit losses	(12)	(42)
Share-based compensation	3,517	3,230
Tax deficiency from share-based awards	—	(751)
Gain on sale of assets	—	(17,526)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(6,016)	13,876
Receivable from brokers, dealers and clearing organizations	(33,957)	105,196
Receivable from customers	71,796	42,349
Income tax receivable	755	8,965
Securities purchased under agreements to resell	24,006	206,499
Securities owned	(330,355)	(293,103)
Notes receivable	(16,800)	(8,115)
Loans held for sale	—	60,234
Mortgage servicing rights	—	169
Other assets	(9,585)	(10,647)
Increase (decrease) in operating liabilities:
Drafts payable	(12,748)	(16,597)
Payable to brokers, dealers and clearing organizations	26,090	(10,378)
Payable to customers	(53,431)	(77,152)
Securities sold under agreements to repurchase	20,566	(123,332)
Securities sold but not yet purchased	281,531	169,014
Accrued compensation	(14,238)	(29,132)
Accounts payable and other liabilities	(5,108)	(59,012)
Cash used in operating activities	(34,386)	(23,955)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(3,506)	(4,397)
Proceeds from sale of assets	—	47,562
Proceeds from the settlement of company-owned life insurance	1,194	—
Cash (used in) provided by investing activities	(2,312)	43,165
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,394)	(4,417)
Cash dividends paid to noncontrolling interest	(2,448)	(5,740)
Repurchase of Class A non-voting common stock for cancellation	(7,464)	(3,832)
Payments for employee taxes withheld related to vested share-based awards	(2,232)	(1,341)
Issuance of senior secured notes	200,000	—
Redemption of senior secured notes	(150,000)	—
Debt issuance costs	(1,183)	—
Increase in bank call loans, net	(15,700)	31,800
Cash provided by financing activities	16,579	16,470
Net (decrease) increase in cash and cash equivalents	(20,119)	35,680
Cash and cash equivalents, beginning of period	64,913	63,364
Cash and cash equivalents, end of period	$44,794	$99,044
Schedule of non-cash financing activities
Employee share plan issuance	$4,225	$5,776
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$17,711	$11,678
Cash received during the period for income taxes, net	$2,354	$4,023
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
The Company provides its services from 93 offices in 24 states located throughout the United States and in 5 foreign jurisdictions. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940, Oppenheimer Asset Management Inc. ("OAM") and its wholly- owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940, Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management, OPY Credit Corp., which offers syndication as well as trading of issued corporate loans, Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority, and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides assistance in accessing the U.S. equities markets and limited mergers and acquisitions advisory services to Asia-based companies, as well as offering fixed income brokerage services to institutional investors, and is regulated by the Securities and Futures Commission. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying December 31, 2016 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The results of operations for the nine month period ended September 30, 2017 are not necessarily indicative of the results to be expected for any future interim or annual period.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of September 30, 2017, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded on the condensed consolidated balance sheet was $357,000.

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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for the fiscal year beginning after December 15, 2019. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flow. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flow - Restricted Cash," which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. The Company is no longer required to perform its Step 2 goodwill impairment test; instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. The ASU improves the transparency and understandability of information conveyed to financial statement users by better aligning companies' hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of hedging program. The ASU is effective for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its condensed consolidated financial statements.

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
The Company owns an 83.68% controlling interest in OMHHF. The 16.32% noncontrolling interest belongs to one related party who was the President and Chief Executive Officer of OMHHF.

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

OMHHF made dividend distributions to the noncontrolling interest in the amounts of $1.6 million and $2.4 million during the three and nine month periods ended September 30, 2017, respectively.

The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the condensed consolidated statement of operations.

The following is a summary of revenue and expenses of OMHHF for the three and nine months ended September 30, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Interest	$2	$112	$7	$921
Principal transactions, net	—	(2,380)	—	(9,008)
Gain on sale of assets	—	—	—	14,916
Other (1)	783	4,073	1,887	16,631
Total revenue	785	1,805	1,894	23,460
EXPENSES
Compensation and related expenses	1	573	18	4,225
Communications and technology	8	40	20	201
Occupancy and equipment costs	—	37	—	399
Interest	7	28	7	408
Other	—	239	15	2,630
Total expenses	16	917	60	7,863
Income before income taxes	$769	$888	$1,834	$15,597
Income attributable to noncontrolling interest before income taxes	$126	$145	$299	$2,545

(1)	Other revenue for the three and nine months ended September 30, 2017 was primarily due to an earn-out from the sale of OMHHF's pipeline business in 2016.
The following is a summary of cash flows of OMHHF for the nine months ended September 30, 2017 and 2016:

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2017	2016
Cash provided by (used in) operating activities	$4,789	$(4,143)
Cash provided by investing activities	—	47,562
Cash used in financing activities (1)(2)	(20,035)	(35,358)
Net (decrease) increase in cash and cash equivalents	$(15,246)	$8,061

(1)	Includes cash dividends paid to its parent (E.A. Viner International Co.) and noncontrolling interest of $12.6 million and $2.4 million, respectively, for the nine months ended September 30, 2017.

(2)	Includes $5.0 million paid to its parent due to redemption of its outstanding preferred stock for the nine months ended September 30, 2017.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average number of shares outstanding	$13,213,139	$13,366,863	$13,290,399	$13,371,296
Net dilutive effect of share-based awards, treasury method (1)	550,377	—	499,737	—
Diluted weighted average number of shares outstanding	$13,763,516	$13,366,863	$13,790,136	$13,371,296

Net income (loss) from continuing operations	$7,403	$(1,059)	$702	$(7,206)
Net income from discontinued operations	461	413	1,101	9,362
Net income (loss)	7,864	(646)	1,803	2,156
Net income attributable to noncontrolling interest, net of tax	75	66	180	1,527
Net income (loss) attributable to Oppenheimer Holdings Inc.	$7,789	$(712)	$1,623	$629

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.56	$(0.08)	$0.05	$(0.54)
Discontinued operations (2)	0.03	0.03	0.07	0.59
Net income (loss) per share	$0.59	$(0.05)	$0.12	$0.05

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.54	$(0.08)	$0.05	$(0.54)
Discontinued operations (2)	0.03	0.03	0.07	0.59
Net income (loss) per share	$0.57	$(0.05)	$0.12	$0.05

(1)
For both the three and nine months ended September 30, 2017, the diluted net income (loss) per share computation does not include the anti-dilutive effect of 15,450 shares of Class A Stock granted under share-based compensation arrangements (1,249,063 shares for the three and nine months ended September 30, 2016).

(2)	Represents net income from discontinued operations less net income attributable to noncontrolling interest, net of tax divided by weighted average number of shares outstanding.

5.        Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2017	December 31, 2016
Receivable from brokers, dealers and clearing organizations consist of:
Securities borrowed	$159,230	$154,090
Receivable from brokers	30,964	25,768
Securities failed to deliver	34,305	6,172
Clearing organizations	21,921	26,081
Other	2,471	2,823
Total	$248,891	$214,934
Payable to brokers, dealers and clearing organizations consist of:
Securities loaned	$179,159	$179,875
Payable to brokers	5,997	610
Securities failed to receive	9,253	11,523
Other	53,070	29,381
Total	$247,479	$221,389
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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.0 million in ARS from its clients. In addition, the Company is committed to purchase another $10.5 million in ARS from clients through 2020 under legal settlements and awards.
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
Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of September 30, 2017
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$108,675	$2,198	$106,477	Discounted Cash Flow	Discount Rate (2)	1.96% to 2.67%	2.25%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.56% to 1.93%	1.71%
Municipal Auction Rate Securities	25	2	23	Secondary Market Trading Activity	Trades in Inactive Market for in-Portfolio Securities	90.25% of Par	90.25% of Par
Student Loan Auction Rate Securities	300	16	284	Discounted Cash Flow	Discount Rate (4)	3.37%	3.37%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	2.52%	2.52%
	$109,000	$2,216	$106,784
Auction Rate Securities Commitments to Purchase (5)
Auction Rate Preferred Securities	$15,496	$275	$15,221	Discounted Cash Flow	Discount Rate (2)	1.96% to 2.67%	2.25%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	1.56% to 1.93%	1.71%
Municipal Auction Rate Securities	2	—	2	Secondary Market Trading Activity	Trades in Inactive Market for in-Portfolio Securities	90.25% of Par	90.25% of Par
Student Loan Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (4)	3.37%	3.37%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	2.52%	2.52%
	$15,523	$276	$15,247
Total	$124,523	$2,492	$122,031

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet as of September 30, 2017. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet as of September 30, 2017.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 1.78%

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.17%.

(5)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet as of September 30, 2017.

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short-term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at September 30, 2017 would result in a decrease in the fair value of $1.2 million (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at September 30, 2017 would result in a decrease in the fair value of $2.3 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of September 30, 2017, the Company had a valuation adjustment (unrealized loss) of $2.2 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of September 30, 2017, the Company also had a valuation adjustment of $276,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards which is included in accounts payable and other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $2.5 million as of September 30, 2017. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2017:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,566	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,907	1,401	N/A	N/A
	$7,473	$1,401

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

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,490	$—	$—	$10,490
Deposits with clearing organizations	29,448	—	—	29,448
Securities owned:
U.S. Treasury securities	731,902	—		731,902
U.S. Agency securities	10,030	10,491	—	20,521
Sovereign obligations	—	18,439	—	18,439
Corporate debt and other obligations	—	18,181	—	18,181
Mortgage and other asset-backed securities	—	2,483	—	2,483
Municipal obligations	—	42,886	35	42,921
Convertible bonds	—	49,819	—	49,819
Corporate equities	46,239	—	—	46,239
Money markets	174	—	—	174
Auction rate securities	—	—	106,784	106,784
Securities owned, at fair value	788,345	142,299	106,819	1,037,463
Investments (1)	—	—	167	167
Derivative contracts:
TBAs	—	1,339	—	1,339
Total	$828,283	$143,638	$106,986	$1,078,907
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$272,071	$—	$—	$272,071
U.S. Agency securities	—	3	—	3
Sovereign obligations	—	18,453	—	18,453
Corporate debt and other obligations	—	10,459	—	10,459
Mortgage and other asset-backed securities	—	13	—	13
Convertible bonds	—	23,432	—	23,432
Corporate equities	42,150	—	—	42,150
Securities sold but not yet purchased, at fair value	314,221	52,360	—	366,581
Derivative contracts:
Futures	663	—	—	663
TBAs	—	1,230	—	1,230
ARS purchase commitments	—	—	276	276
Derivative contracts, total	663	1,230	276	2,169
Total	$314,884	$53,590	$276	$368,750

(1)	Included in other assets on the condensed consolidated balance sheet.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,242	$—	$—	$16,242
Deposits with clearing organizations	26,437	—	—	26,437
Securities owned:
U.S. Treasury securities (1)	418,888	—	—	418,888
U.S. Agency securities	5,878	32,391	—	38,269
Sovereign obligations	—	1,894	—	1,894
Corporate debt and other obligations	—	17,074	—	17,074
Mortgage and other asset-backed securities	—	5,024	—	5,024
Municipal obligations	—	56,706	44	56,750
Convertible bonds	—	56,480	—	56,480
Corporate equities	31,174	—	—	31,174
Money markets	189	—	—	189
Auction rate securities	—	—	84,926	84,926
Securities owned, at fair value	456,129	169,569	84,970	710,668
Investments (2)	—	—	158	158
Securities purchased under agreements to resell (3)	—	24,006	—	24,006
Derivative contracts:
TBAs	—	814	—	814
ARS purchase commitments	—	—	849	849
Derivative contracts, total	—	814	849	1,663
Total	$498,808	$194,389	$85,977	$779,174
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$28,662	$—	$—	$28,662
U.S. Agency securities	—	12	—	12
Corporate debt and other obligations	—	2,536	—	2,536
Mortgage and other asset-backed securities	—	31	—	31
Municipal obligations	—	516	—	516
Convertible bonds	—	11,604	—	11,604
Corporate equities	41,689	—	—	41,689
Securities sold but not yet purchased, at fair value	70,351	14,699	—	85,050
Derivative contracts:
Futures	166	—	—	166
Foreign exchange forward contracts	1	—	—	1
TBAs	—	1,212	—	1,212
ARS purchase commitments	—	—	645	645
Derivative contracts, total	167	1,212	645	2,024
Total	$70,518	$15,911	$645	$87,074

(1)	$3.6 million is included in other assets on the condensed consolidated balance sheet.

(2)	Included in other assets on the condensed consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell on the condensed consolidated balance sheet where the Company has elected fair value option treatment.

There were no transfers between any of the levels in the three and nine months ended September 30, 2017.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2017 and 2016:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2017
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses (3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$36	$(1)	$—	$—	$—	$35
Auction rate securities (1)	107,170	(161)	25	(250)	—	106,784
Investments	168	(1)	—	—	—	167
Liabilities
ARS purchase commitments (2)	254	(22)	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for investments which are included in other income in the condensed consolidated statement of operations.

(4)	Unrealized losses are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2016
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses) (4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$25	$—	$—	$—	$—	$25
Auction rate securities (1)	89,101	(417)	2,000	(675)	—	90,009
Interest rate lock commitments (2)	13,453	53	—	(13,453)	—	53
Investments	158	31	—	—	—	189
ARS purchase commitments (3)	911	(6)	—	—	—	905
Liabilities
ARS purchase commitments (3)	142	(134)	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017 and 2016:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2017
		Total Realized
		and Unrealized
	Beginning	Gains	Purchases	Sales and	Transfers	Ending
	Balance	(Losses)(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$44	$(9)	$—	$—	$—	$35
Auction rate securities (1)	84,926	983	22,075	(1,200)	—	106,784
Investments	158	9	—	—	—	167
ARS purchase commitments (2)	849	(849)	—	—	—	—
Liabilities
ARS purchase commitments (2)	645	369	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for investments which are included in other income in the condensed consolidated statement of operations.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2016
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains(4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Municipal obligations	$81	$6	$—	$(62)	$—	$25
Auction rate securities (1)	86,802	3,157	13,775	(13,725)	—	90,009
Interest rate lock commitments (2)	9,161	4,345	—	(13,453)	—	53
Investments	157	32	—	—	—	189
ARS purchase commitments (3)	—	905	—	—	—	905
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	1,093	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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
Assets and liabilities not measured at fair value as of September 30, 2017

(Expressed in thousands)
		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$34,304	$34,304	$—	$—	$34,304
Deposits with clearing organization	14,753	14,753	—	—	14,753
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	159,230	—	159,230	—	159,230
Receivables from brokers	30,964	—	30,964	—	30,964
Securities failed to deliver	34,305	—	34,305	—	34,305
Clearing organizations	21,921	—	21,921	—	21,921
Other	1,132	—	1,132	—	1,132
	247,552	—	247,552	—	247,552
Receivable from customers	775,602	—	775,602	—	775,602
Investments (1)	62,410	—	62,410	—	62,410

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$26,480	$26,480	$—	$—	$26,480
Bank call loans	130,100	—	130,100	—	130,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	179,159	—	179,159	—	179,159
Payable to brokers	5,997	—	5,997	—	5,997
Securities failed to receive	9,253	—	9,253	—	9,253
Other	51,177	—	51,177	—	51,177
	245,586	—	245,586	—	245,586
Payables to customers	396,515	—	396,515	—	396,515
Securities sold under agreements to repurchase	398,650	—	398,650	—	398,650
Senior secured notes	200,000	—	203,044	—	203,044

Assets and liabilities not measured at fair value as of December 31, 2016

(Expressed in thousands)
		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$48,671	$48,671	$—	$—	$48,671
Deposits with clearing organization	11,748	11,748	—	—	11,748
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	154,090	—	154,090	—	154,090
Receivables from brokers	25,768	—	25,768	—	25,768
Securities failed to deliver	6,172	—	6,172	—	6,172
Clearing organizations	26,081	—	26,081	—	26,081
Other	2,823	—	2,823	—	2,823
	214,934	—	214,934	—	214,934
Receivable from customers	847,386	—	847,386	—	847,386
Investments (1)	56,300	—	56,300	—	56,300

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$39,228	$39,228	$—	$—	$39,228
Bank call loans	145,800	—	145,800	—	145,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	179,875	—	179,875	—	179,875
Payable to brokers	610	—	610	—	610
Securities failed to receive	11,523	—	11,523	—	11,523
Other	29,381	—	29,381	—	29,381
	221,389	—	221,389	—	221,389
Payables to customers	449,946	—	449,946	—	449,946
Securities sold under agreements to repurchase	378,084	—	378,084	—	378,084
Senior secured notes	150,000	—	151,782	—	151,782

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2017, the Company did not have any reverse repurchase agreements and repurchase agreements for which the fair value option was elected.
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

The notional amounts and fair values of the Company's derivatives as of September 30, 2017 and December 31, 2016 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2017
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$1,451	$89
	Other TBAs (2)	44,739	1,250
		$46,190	$1,339
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,452,000	$663
Other contracts	TBAs	2,223	100
	Other TBAs (2)	44,739	1,130
	ARS purchase commitments	15,523	276
		$3,514,485	$2,169

(1)
See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Represents TBA purchase and sale contracts related to the legacy OMHHF business.

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2016
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$169,500	$332
	Other TBAs (2)	121,573	482
	ARS purchase commitments	6,654	849
		$297,727	$1,663
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,059,000	$166
Other contracts	Foreign exchange forward contracts	200	1
	TBAs	169,500	289
	Other TBAs (2)	121,573	923
	Forward start repurchase agreements	382,000	—
	ARS purchase commitments	24,358	645
		$4,756,631	$2,024

(1)
See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Represents TBA purchase and sale contracts related to the legacy OMHHF business.

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended September 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(20)
Other contracts	TBAs	Principal transactions revenue	(26)
	Other TBAs	Other revenue	(70)
	ARS purchase commitments	Principal transactions revenue	(22)
			$(138)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended September 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$733
Other contracts	Foreign exchange forward contracts	Other revenue	1
	TBAs	Principal transactions revenue	32
	Other TBAs	Other revenue	(39)
	Interest rate lock commitments	Other revenue	53
	ARS purchase commitments	Principal transactions revenue	(140)
			$640

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect on the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Nine Months Ended September 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$214
Other contracts	Foreign exchange forward contracts	Other revenue	12
	TBAs	Principal transactions revenue	(184)
	Other TBAs	Other revenue	(320)
	ARS purchase commitments	Principal transactions revenue	(480)
			$(758)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Nine Months Ended September 30, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,328)
Other contracts	Foreign exchange forward contracts	Other revenue	12
	TBAs	Principal transactions revenue	19
	Other TBAs	Other revenue	(8,168)
	Interest rate lock commitments	Other revenue	5,268
	ARS purchase commitments	Principal transactions revenue	1,998
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of September 30, 2017, bank call loans were $130.1 million ($145.8 million as of December 31, 2016). As of September 30, 2017, such loans were collateralized by firm and customer securities with market values of approximately $143.0 million and $188.4 million, respectively, with commercial banks.
As of September 30, 2017, the Company had approximately $1.0 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $145.1 million under securities loan agreements.
As of September 30, 2017, the Company had pledged $264.5 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2017, the Company had no outstanding letters of credit.
The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers' needs and to finance the Company's inventory positions. Except as described below, repurchase and reverse repurchase agreements, principally involving U.S. Government and Agency securities, are carried at amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2017:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$640,201
Securities loaned:
Equity securities	179,159
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$819,360

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2017 and December 31, 2016:

As of September 30, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$241,551	$(241,551)	$—	$—	$—	$—
Securities borrowed (1)	159,230	—	159,230	(155,587)	—	3,643
Total	$400,781	$(241,551)	$159,230	$(155,587)	$—	$3,643

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$640,201	$(241,551)	$398,650	$(392,968)	$—	$5,682
Securities loaned (2)	179,159	—	179,159	(172,459)	—	6,700
Total	$819,360	$(241,551)	$577,809	$(565,427)	$—	$12,382

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$24,006	$—	$24,006	$(23,972)	$—	$34
Securities borrowed (1)	154,090	—	154,090	(150,510)	—	3,580
Total	$178,096	$—	$178,096	$(174,482)	$—	$3,614

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$378,084	$—	$378,084	$(376,273)	$—	$1,811
Securities loaned (2)	179,875	—	179,875	(171,991)	—	7,884
Total	$557,959	$—	$557,959	$(548,264)	$—	$9,695

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of September 30, 2017, the Company did not have any reverse repurchase agreements and repurchase agreements for which the fair value option was elected.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions or deliver to counterparties to cover short positions). As of September 30, 2017, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $154.5 million ($148.7 million as of December 31, 2016) and $241.0 million ($24.0 million as of December 31, 2016), respectively, of which the Company has sold and re-pledged approximately $27.9 million ($37.4 million as of December 31, 2016) under securities loaned transactions and $241.0 million under repurchase agreements ($24.0 million as of December 31, 2016).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $642.5 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2017 ($438.4 million as of December 31, 2016). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $143.0 million as of September 30, 2017 ($138.6 million as of December 31, 2016).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2017 are receivables from five major U.S. broker-dealers totaling approximately $122.5 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities and Clearing Corporation (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2017 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2017, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of September 30, 2017 and December 31, 2016:

(Expressed in thousands)
	As of September 30, 2017
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$339,115	$695	$—	$—	$695
Private equity funds	15,668	12	—	2	14
Total	$354,783	$707	$—	$2	$709

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	As of December 31, 2016
					Maximum Exposure to Loss in Non-consolidated VIEs
		Carrying Value of the
	Total	Company's Variable Interest		Capital
	VIE Assets (1)	Assets (2)	Liabilities	Commitments
Hedge funds	$296,807	$706	$—	$—	$706
Private equity funds	26,300	15	—	2	17
Total	$323,107	$721	$—	$2	$723

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

9.        Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2017	December 31, 2016
6.75% Senior Secured Notes	7/1/2022	$200,000	$—
8.75% Senior Secured Notes	4/15/2018	—	150,000
Unamortized Debt Issuance Cost		(1,199)	(648)
		$198,801	$149,352
6.75% Senior Secured Notes
On June 23, 2017, the Company issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "6.75% Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Company completed an exchange offer in which the Company exchanged 99.8% of its unregistered 6.75% Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Company did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "8.75% Notes") in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The remaining $1.3 million has been capitalized and is amortized over the term of the Notes.
The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of the equity, the sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Company's obligations under the Notes are guaranteed by certain of the Company's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Company and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of September 30, 2017, the Company was in compliance with all of its covenants.
Interest expense for the three and nine months ended September 30, 2017 on the Notes was $3.4 million and $3.7 million, respectively.
8.75% Senior Secured Notes
On April 12, 2011, the Company issued in a private offering $200.0 million in aggregate principal amount of 8.75% Notes at an issue price of 100% of the principal amount. The interest on the 8.75% Notes is payable semi-annually on April 15th and October 15th. On April 15, 2014, the Company retired early a total of $50.0 million of the 8.75% Notes.
The indenture for the 8.75% Notes contained covenants which placed restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The 8.75% Notes provided for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Company's obligations under the 8.75% Notes were guaranteed, subject to certain limitations. These guarantees may be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future.
On April 15, 2017, the Company redeemed $30.0 million aggregate principal amount of the 8.75% Notes at a redemption price equal to 100% of the principal, plus accrued and unpaid interest. The Company used the net proceeds from the asset sales of OMHHF to finance the redemption of the 8.75% Notes redeemed.
On June 23, 2017, the Company issued a notice of redemption to redeem all of the $120.0 million aggregate principal amount of the outstanding 8.75% Notes and to satisfy and discharge all of its obligations under the indenture governing the 8.75% Notes (the "8.75% Notes Indenture"). In connection therewith, on June 23, 2017, the Company caused to be deposited with The Bank of New York Mellon Trust Company, N.A., the trustee for the 8.75% Notes, funds sufficient to redeem all outstanding 8.75% Notes on July 23, 2017 (the "Redemption Date") and instructed the trustee to apply such funds to redeem the 8.75% Notes on the Redemption Date. The redemption payment deposit was an amount equal to the redemption price of 100% of the aggregate principal amount of the 8.75% Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date. On July 23, 2017, the 8.75% Notes were fully redeemed.

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
Interest expense for the three and nine months ended September 30, 2017 on the 8.75% Notes was $nil and $6.7 million, respectively ($3.3 million and $9.8 million for the three and nine months ended September 30, 2016, respectively).
10.        Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Class A Stock outstanding, beginning of period	13,132,775	13,259,715	13,261,095	13,238,486
Issued pursuant to shared-based compensation plans	19,883	10,988	198,903	283,471
Repurchased and canceled pursuant to the stock buy-back	(143,010)	(2,264)	(450,350)	(253,518)
Class A Stock outstanding, end of period	13,009,648	13,268,439	13,009,648	13,268,439
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
During the three and nine months ended September 30, 2017, the Company purchased and canceled an aggregate of 143,010 and 450,350 shares of Class A Stock, respectively, for a total consideration of $2.3 million ($16.12 per share) and $7.5 million ($16.57 per share), respectively. As of September 30, 2017, 508,906 shares were available to be purchased under this program.
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
For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss, in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's condensed consolidated financial statements as a whole.
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $29.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.0 million in ARS from its clients. In addition, the Company is committed to purchase another $10.5 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $30.6 million of ARS principal value as of September 30, 2017. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. As of September 30, 2017, there were no ARS purchase commitments related to legal settlements extending past 2020.
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

12.        Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2017, the net capital of Oppenheimer as calculated under the Rule was $137.8 million or 13.05% of Oppenheimer's aggregate debit items. This was $116.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2017, Freedom had net capital of $5.4 million, which was $5.3 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. As of September 30, 2017, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 11.87% (required 4.5%);

•	Tier 1 Capital ratio 11.87% (required 6.0%); and

•	Total Capital ratio 13.39% (required 8.0%).
As of September 30, 2017, the regulatory capital of Oppenheimer Investments Asia Limited was $1.9 million, which was $1.5 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission in Hong Kong.
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

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the three and nine months ended September 30, 2017 and 2016. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Private client (1)	$147,428	$127,835	$425,069	$376,737
Asset management (1)	19,277	23,234	57,247	68,978
Capital markets	58,808	60,703	168,418	187,292
Corporate/Other	707	32	4,631	5,827
Total	$226,220	$211,804	$655,365	$638,834

Income (loss) before income taxes
Private client (1)	$36,950	$20,137	$93,763	$50,799
Asset management (1)	3,338	9,380	11,130	21,851
Capital markets	(1,639)	(1,103)	(25,235)	(3,856)
Corporate/Other	(26,821)	(30,224)	(76,492)	(83,190)
Total	$11,828	$(1,810)	$3,166	$(14,396)

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

Revenue classified by the major geographic areas in which it was earned for the three and nine months ended September 30, 2017 and 2016 was as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Americas	$217,900	$199,878	$625,615	$606,168
Europe/Middle East	7,655	11,118	27,019	30,150
Asia	665	808	2,731	2,516
Total	$226,220	$211,804	$655,365	$638,834

14.        Subsequent events
On October 27, 2017, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on November 24, 2017 to holders of Class A Stock and Class B Stock of record on November 10, 2017.

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

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$507	$11,963	$32,324	$—	$44,794
Deposits with clearing organizations	—	—	44,201	—	44,201
Receivable from brokers, dealers and clearing organizations	—	—	248,891	—	248,891
Receivable from customers, net of allowance for credit losses of $782	—	—	775,602	—	775,602
Income tax receivable	48,052	28,533	—	(71,524)	5,061
Securities owned, including amounts pledged of $642,501, at fair value	—	1,268	1,036,195	—	1,037,463
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,694 and $7,519, respectively	—	—	38,241	—	38,241
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $87,861	—	20,596	5,958	—	26,554
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	140	2,472	115,393	—	118,005
Deferred tax assets	522	—	33,179	(33,701)	—
Investment in subsidiaries	598,256	477,245	—	(1,075,501)	—
Intercompany receivables	62,143	78,755	—	(140,898)	—
Total assets	$709,620	$733,390	$2,499,573	$(1,434,182)	$2,508,401
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$26,480	$—	$26,480
Bank call loans	—	—	130,100	—	130,100
Payable to brokers, dealers and clearing organizations	—	—	247,479	—	247,479
Payable to customers	—	—	396,515	—	396,515
Securities sold under agreements to repurchase	—	—	398,650	—	398,650
Securities sold but not yet purchased, at fair value	—	—	366,581	—	366,581
Accrued compensation	—	—	130,109	—	130,109
Accounts payable and other liabilities	3,961	34,522	53,051	—	91,534
Income tax payable	2,440	22,189	46,895	(71,524)	—
Senior secured notes, net of debt issuance costs of $1,199	198,801	—	—	—	198,801
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred tax assets of $60,919	—	29	51,049	(33,701)	17,377
Intercompany payables	—	62,163	78,735	(140,898)	—
Total liabilities	205,202	118,903	2,038,202	(358,681)	2,003,626
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	504,418	614,487	461,014	(1,075,501)	504,418
Noncontrolling interest	—	—	357	—	357
Total stockholders' equity	504,418	614,487	461,371	(1,075,501)	504,775
Total liabilities and stockholders' equity	$709,620	$733,390	$2,499,573	$(1,434,182)	$2,508,401

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$229	$10,284	$54,400	$—	$64,913
Deposits with clearing organizations	—	—	38,185	—	38,185
Receivable from brokers, dealers and clearing organizations	—	—	214,934	—	214,934
Receivable from customers, net of allowance for credit losses of $794	—	—	847,386	—	847,386
Income tax receivable	41,996	28,289	—	(64,469)	5,816
Securities purchased under agreements to resell, at fair value	—	—	24,006	—	24,006
Securities owned, including amounts pledged of $438,385 at fair value	—	23,227	683,881	—	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,826 and $6,784, respectively	—	—	30,099	—	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,073	—	21,963	5,270	—	27,233
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	71	2,598	104,992	—	107,661
Deferred tax assets	394	309	37,961	(38,664)	—
Investment in subsidiaries	584,767	483,623	—	(1,068,390)	—
Intercompany receivables	37,906	37,914	—	(75,820)	—
Total assets	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$39,228	$—	$39,228
Bank call loans	—	—	145,800	—	145,800
Payable to brokers, dealers and clearing organizations	—	—	221,389	—	221,389
Payable to customers	—	—	449,946	—	449,946
Securities sold under agreements to repurchase	—	—	378,084	—	378,084
Securities sold but not yet purchased, at fair value	—	—	85,050	—	85,050
Accrued compensation	—	—	145,053	—	145,053
Accounts payable and other liabilities	2,868	34,920	58,769	—	96,557
Income tax payable	2,440	22,189	39,840	(64,469)	—
Senior secured notes, net of debt issuance costs of $648	149,352	—	—	—	149,352
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities, net of deferred assets of $59,062	—	7	51,794	(38,664)	13,137
Intercompany payables	—	62,205	13,615	(75,820)	—
Total liabilities	154,660	119,321	1,741,126	(291,511)	1,723,596
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	510,703	601,444	466,946	(1,068,390)	510,703
Noncontrolling interest	—	—	2,631	—	2,631
Total stockholders' equity	510,703	601,444	469,577	(1,068,390)	513,334
Total liabilities and stockholders' equity	$665,363	$720,765	$2,210,703	$(1,359,901)	$2,236,930

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$77,635	$—	$77,635
Advisory fees	—	—	74,655	(326)	74,329
Investment banking	—	—	23,940	—	23,940
Interest	—	2,391	12,972	(2,411)	12,952
Principal transactions, net	—	2	5,133	—	5,135
Other	22	89	32,207	(89)	32,229
Total revenue	22	2,482	226,542	(2,826)	226,220
EXPENSES
Compensation and related expenses	271	—	141,819	—	142,090
Communications and technology	33	—	17,748	—	17,781
Occupancy and equipment costs	—	—	15,377	(89)	15,288
Clearing and exchange fees	—	—	5,622	—	5,622
Interest	3,375	—	5,536	(2,411)	6,500
Other	412	62	26,963	(326)	27,111
Total expenses	4,091	62	213,065	(2,826)	214,392
Income (Loss) before income taxes	(4,069)	2,420	13,477	—	11,828
Income taxes	(1,558)	984	4,999	—	4,425
Net income (loss) from continuing operations	(2,511)	1,436	8,478	—	7,403

Discontinued operations
Income from discontinued operations	—	—	769	—	769
Income taxes	—	—	308	—	308
Net income from discontinued operations	—	—	461	—	461

Equity in earnings of subsidiaries	10,300	8,864	—	(19,164)	—
Net income	7,789	10,300	8,939	(19,164)	7,864
Less net income attributable to noncontrolling interest, net of tax	—	—	75	—	75
Net income attributable to Oppenheimer Holdings Inc.	7,789	10,300	8,864	(19,164)	7,789
Other comprehensive loss	—	—	(251)	—	(251)
Total comprehensive income	$7,789	$10,300	$8,613	$(19,164)	$7,538

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$248,204	$—	$248,204
Advisory fees	—	—	217,510	(989)	216,521
Investment banking	—	—	60,347	(3,000)	57,347
Interest	—	7,529	36,379	(7,562)	36,346
Principal transactions, net	—	17	15,793	—	15,810
Other	22	267	81,114	(266)	81,137
Total revenue	22	7,813	659,347	(11,817)	655,365
EXPENSES
Compensation and related expenses	976	—	427,649	—	428,625
Communications and technology	112	—	53,774	—	53,886
Occupancy and equipment costs	—	—	45,987	(266)	45,721
Clearing and exchange fees	—	—	17,392	—	17,392
Interest	10,365	—	15,907	(7,562)	18,710
Other	4,661	329	86,864	(3,989)	87,865
Total expenses	16,114	329	647,573	(11,817)	652,199
Income (Loss) before income taxes	(16,092)	7,484	11,774	—	3,166
Income taxes	(6,184)	2,860	5,788	—	2,464
Net income (loss) from continuing operations	(9,908)	4,624	5,986	—	702

Discontinued operations
Income from discontinued operations	—	—	1,834	—	1,834
Income taxes	—	—	733	—	733
Net income from discontinued operations	—	—	1,101	—	1,101

Equity in earnings of subsidiaries	11,531	6,907	—	(18,438)	—
Net income	1,623	11,531	7,087	(18,438)	1,803
Less net income attributable to noncontrolling interest, net of tax	—	—	180	—	180
Net income attributable to Oppenheimer Holdings Inc.	1,623	11,531	6,907	(18,438)	1,623
Other comprehensive income	—	—	1,953	—	1,953
Total comprehensive income	$1,623	$11,531	$8,860	$(18,438)	$3,576

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$90,023	$—	$90,023
Advisory fees	—	—	67,889	(437)	67,452
Investment banking	—	—	20,280	—	20,280
Interest	—	2,556	11,427	(2,692)	11,291
Principal transactions, net	—	1	4,921	—	4,922
Other	—	81	17,836	(81)	17,836
Total revenue	—	2,638	212,376	(3,210)	211,804
EXPENSES
Compensation and related expenses	251	—	142,057	—	142,308
Communications and technology	30	—	17,171	—	17,201
Occupancy and equipment costs	—	—	14,990	(81)	14,909
Clearing and exchange fees	—	—	5,886	—	5,886
Interest	3,281	—	4,098	(2,692)	4,687
Other	310	3	28,747	(437)	28,623
Total expenses	3,872	3	212,949	(3,210)	213,614
Income (loss) before income taxes	(3,872)	2,635	(573)	—	(1,810)
Income taxes	(2,018)	402	865	—	(751)
Net income (loss) from continuing operations	(1,854)	2,233	(1,438)	—	(1,059)

Discontinued operations
Income from discontinued operations	—	—	888	—	888
Income taxes	—	—	475	—	475
Net income from discontinued operations	—	—	413	—	413

Equity in earnings of subsidiaries	1,142	(1,091)	—	(51)	—
Net income (loss)	(712)	1,142	(1,025)	(51)	(646)
Less net income attributable to noncontrolling interest, net of tax	—	—	66	—	66
Net income (loss) attributable to Oppenheimer Holdings Inc.	(712)	1,142	(1,091)	(51)	(712)
Other comprehensive income	—	—	681	—	681
Total comprehensive income (loss)	$(712)	$1,142	$(410)	$(51)	$(31)

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$286,447	$—	$286,447
Advisory fees	—	—	200,779	(1,197)	199,582
Investment banking	—	—	51,544	—	51,544
Interest	—	7,669	36,495	(7,824)	36,340
Principal transactions, net	—	53	19,064	—	19,117
Other	—	240	45,803	(239)	45,804
Total revenue	—	7,962	640,132	(9,260)	638,834
EXPENSES
Compensation and related expenses	994	—	431,530	—	432,524
Communications and technology	92	—	52,427	—	52,519
Occupancy and equipment costs	—	—	45,035	(239)	44,796
Clearing and exchange fees	—	—	19,006	—	19,006
Interest	9,844	—	12,506	(7,824)	14,526
Other	1,506	8	89,542	(1,197)	89,859
Total expenses	12,436	8	650,046	(9,260)	653,230
Income (loss) before income taxes	(12,436)	7,954	(9,914)	—	(14,396)
Income taxes	(7,004)	2,405	(2,591)	—	(7,190)
Net income (loss) from continuing operations	(5,432)	5,549	(7,323)	—	(7,206)

Discontinued operations
Income from discontinued operations	—	—	15,597	—	15,597
Income taxes	—	—	6,235	—	6,235
Net income from discontinued operations	—	—	9,362	—	9,362

Equity in earnings of subsidiaries	6,061	512	—	(6,573)	—
Net income	629	6,061	2,039	(6,573)	2,156
Less net income attributable to noncontrolling interest, net of tax	—	—	1,527	—	1,527
Net income attributable to Oppenheimer Holdings Inc.	629	6,061	512	(6,573)	629
Other comprehensive income	—	—	900	—	900
Total comprehensive income	$629	$6,061	$1,412	$(6,573)	$1,529

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(34,449)	$1,679	$(1,616)	$—	$(34,386)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,506)	—	(3,506)
Proceeds from the settlement of company-owned life insurance	—	—	1,194	—	1,194
Cash used in investing activities	—	—	(2,312)	—	(2,312)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,394)	—		—	(4,394)
Cash dividends paid to noncontrolling interest	—	—	(2,448)	—	(2,448)
Repurchase of Class A non-voting common stock for cancellation	(7,464)	—	—	—	(7,464)
Payments for employee taxes withheld related to vested share-based awards	(2,232)	—	—	—	(2,232)
Issuance of senior secured note	200,000	—	—	—	200,000
Redemption of senior secured notes	(150,000)	—	—	—	(150,000)
Debt issuance costs	(1,183)	—	—	—	(1,183)
Increase in bank call loans, net	—	—	(15,700)	—	(15,700)
Cash provided by (used in) financing activities	34,727	—	(18,148)	—	16,579
Net increase (decrease) in cash and cash equivalents	278	1,679	(22,076)	—	(20,119)
Cash and cash equivalents, beginning of the period	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the period	$507	$11,963	$32,324	$—	$44,794

OPPENHEIMER HOLDINGS INC. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$8,985	$27,793	$(60,733)	$—	$(23,955)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(4,397)	—	(4,397)
Proceeds from sale of assets	—	—	47,562	—	47,562
Cash provided by investing activities	—	—	43,165	—	43,165
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,417)	—	—	—	(4,417)
Cash dividends paid to noncontrolling interest	—	—	(5,740)	—	(5,740)
Repurchase of Class A non-voting common stock for cancellation	(3,832)	—	—	—	(3,832)
Payments for employee taxes withheld related to vested share-based awards	(1,341)	—	—	—	(1,341)
Increase in bank call loans, net	—	—	31,800	—	31,800
Cash provided by (used in) financing activities	(9,590)	—	26,060	—	16,470
Net increase (decrease) in cash and cash equivalents	(605)	27,793	8,492	—	35,680
Cash and cash equivalents, beginning of the period	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the period	$302	$30,379	$68,363	$—	$99,044

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
The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2017, the Company provided its services from 93 offices in 24 states located throughout the United States, and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of September 30, 2017 totaled approximately $82.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. As of September 30, 2017, client assets under management totaled $27.2 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations. As of September 30, 2017, the Company employed 3,002 employees (2,949 full-time and 53 part-time), of whom approximately 1,117 were financial advisers.
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
During the three months ended September 30, 2017, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. New rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. Other rules may be enacted which may impact the Company. Recent announcements make it appear increasingly likely that the rules surrounding financial institutions may change in the U.S., including changes to the Dodd Frank Act.
In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act (ERISA) through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will be required to meet "conflict of interest" standards, which is likely to limit commission-based compensation in favor of fee-based compensation plans. The rules will also limit the ability to render advice which may encourage the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
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
The new fiduciary standard definitions for investment advice were effective on June 9, 2016 with an applicable date for compliance that was originally scheduled for April 10, 2017. On April 7, 2017, the DOL delayed compliance with the new rule until June 9, 2017. The rules became applicable on that date. Full compliance with the BIC and other exemptions was delayed until January 1, 2018. In August 2017, the DOL terminated the comment period on a proposal to extend the January 1, 2018 date until July 1, 2019. It is not clear whether the extension will be granted.
Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules may be subject to proposed changes and/or elimination.
Some forms of compensation traditionally associated with the recruiting of financial advisers and the ability of financial advisers to have clients transfer their IRA and retirement accounts have been impacted by the DOL Rules. The fiduciary rule also has implications for long term incentive programs designed to reward financial advisers for increasing their business and their assets under management and administration. The Company has reviewed its business and operating models in light of these new rules as they have brought significant structural and operational changes to the Company and are likely to have an impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs. Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties. The SEC has announced its intention to adopt a fiduciary standard and accompanying rules for securities accounts; however, no details have been announced around either any such rules or the timing of any such adoption.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by the Dodd-Frank Act in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The Volcker Rule became effective on July 21, 2015. The U.S. Treasury Department has recently proposed that it will announce changes to the requirements of the Volcker Rule. No details on proposed changes have been issued. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
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
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to its business and report the results of measurement to senior management. This would include a review of whether those risks might be based on historical events that have affected the firm or other firms and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer needs to consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect all customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested the processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and has enhanced its liquidity risk management practices to better align with the guidance provided in Regulatory Notice 15-33.
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
On February 19, 2015, the board of directors formed a Special Committee in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners LLC ("Kalorama") to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. In May 2017, the Board approved the assumption of the duties of the Special Committee by the Compliance Committee and the dissolution of the Special Committee. As part of its engagement of Kalorama, the Company agreed that the recommendations of Kalorama would be shared with the SEC. Moreover, Oppenheimer and OAM agreed to adopt the recommendations made by Kalorama for the FINRA IC and Additional IC Reports discussed below, subject to a process for any recommendations found by the Company to be impractical or overly burdensome.
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

On December 15, 2016, the Company's agreement with Kalorama expired by its terms, although Kalorama had not yet delivered the reports required by the SEC. In May and June 2017, Kalorama delivered five additional reports, including two reports in connection with the January 2015 SEC Order, another report in connection with Oppenheimer's 2015 settlement with the SEC in connection with the SEC's Municipalities Continuing Disclosure Cooperation ("MCDC") initiative and two additional reports not arising out of any regulatory order (collectively, the "Additional IC Reports"). Each of the reports is currently being reviewed by the Company, including the Compliance Committee. The Additional IC Reports repeat a number of the criticisms regarding the Company's governance practices, its management and its compliance programs and include a substantial number of recommendations, a number of which appear in the FINRA IC Report. The Company believes it has already adopted and implemented a number of the recommendations made in the Additional IC Reports and expects that it will adopt and implement most of the remaining recommendations. However, there can be no assurances that the Company will be able to implement all of the recommendations as set forth in the Additional IC Reports and, to the extent the Company does not implement or provide a satisfactory alternative method of implementation, the Company may be exposed to further SEC or other regulatory enforcement action. Furthermore, implementation of the remaining recommendations included in the Additional IC Reports or any recommendations made in any additional reports may be costly and time consuming, may divert management's attention from operating the Company's business and may have an adverse effect on the Company. The Company has incurred a significant amount of expenses in connection with the preparation of the FINRA IC Report and the Additional IC Reports and may continue to incur additional expenses related thereto.
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

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.0 million in ARS from its clients. As of September 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $10.5 million from clients through 2020 under legal settlements and awards. See "Legal Proceedings" herein.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.
The Company's clients held at Oppenheimer approximately $54.8 million of ARS as of September 30, 2017 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29, 2012 causing the Company to vacate its two principal offices in downtown Manhattan and displacing 800 of the Company's employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. The Company continues to review, both internally and with vendors, the infrastructure necessary to withstand a similar event in light of the issues that arose in the fall of 2012.
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
Given the importance of protection of client data, regulators have developed increased oversight of cybersecurity planning and protections which have been put in place by broker-dealers and other financial service providers. Such planning and protection are subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. Such oversight is expected to intensify, given recent data breaches by other organizations, that have been announced involving tens of millions of individuals' personally identifiable information. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases will be required in the future, as the sophistication and persistency of such attacks increase.
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
The Company is also reviewing its full service business model to determine the opportunities available for closely related business models in areas where competitors have shown some success. Equally important is the search for viable acquisition candidates. As opportunities are presented, it is the long-term intention of the Company to pursue growth by acquisition where a comfortable match can be found in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company may review potential acquisition opportunities and will continue to focus its attention on the management of its existing business and has disposed and may continue, from time to time, to dispose of businesses that are no longer strategic to its business operations or which have limited opportunities for growth. In June 2017, the Company refinanced its outstanding indebtedness and may under some circumstances utilize a portion of the money raised in excess of the pay-down of its previous bond issue for the acquisition of related businesses.

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $7.8 million or $0.59 basic net income per share for the third quarter of 2017 compared with a net loss attributable to Oppenheimer Holdings Inc. of $712,000 or $0.05 basic net loss per share for the third quarter of 2016. Income before income taxes from continuing operations was $11.8 million for the third quarter of 2017 compared with a loss before income taxes from continuing operations of $1.8 million for the third quarter of 2016. Net income from discontinued operations was $461,000 for the third quarter of 2017 compared with net income from discontinued operations of $413,000 for the third quarter of 2016. Revenue from continuing operations for the third quarter of 2017 was $226.2 million compared with revenue from continuing operations of $211.8 million for the third quarter of 2016, an increase of 6.8%. Revenue from discontinued operations for the third quarter of 2017 was $785,000 compared with revenue from discontinued operations of $1.8 million for the third quarter of 2016.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2017 compared with the same period in 2016:

(Expressed in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017		September 30, 2017
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(12,388)	(13.8)	$(38,243)	(13.4)
Advisory fees	6,877	10.2	16,939	8.5
Investment banking	3,660	18.0	5,803	11.3
Interest	1,661	14.7	6	—
Principal transactions, net	213	4.3	(3,307)	(17.3)
Other	14,393	80.7	35,333	77.1
Total revenue	14,416	6.8	16,531	2.6
Expenses
Compensation and related expenses	(218)	(0.2)	(3,899)	(0.9)
Communications and technology	580	3.4	1,367	2.6
Occupancy and equipment costs	379	2.5	925	2.1
Clearing and exchange fees	(264)	(4.5)	(1,614)	(8.5)
Interest	1,813	38.7	4,184	28.8
Other	(1,512)	(5.3)	(1,994)	(2.2)
Total expenses	778	0.4	(1,031)	(0.2)
Income (Loss) before income taxes from continuing operations	13,638	*	17,562	*
Income taxes	5,176	*	9,654	*
Net income (loss) from continuing operations	8,462	*	7,908	*

Discontinued operations
Income from discontinued operations	(119)	(13.4)	(13,763)	(88.2)
Income taxes	(167)	(35.2)	(5,502)	(88.2)
Net income from discontinued operations	48	11.6	(8,261)	(88.2)

Net income (loss)	8,510	*	(353)	(16.4)
Less net income attributable to noncontrolling interest, net of tax	9	13.6	(1,347)	(88.2)
Net income (loss) attributable to Oppenheimer Holdings Inc.	$8,501	*	$994	158.0

*	Percentage not meaningful.

Third Quarter 2017
Revenue
Commission revenue was $77.6 million for the third quarter of 2017, a decrease of 13.8% compared with $90.0 million for the third quarter of 2016 due to reduced transaction volumes from retail and institutional investors and a lower financial adviser headcount during the third quarter of 2017.
Advisory fees were $74.3 million for the third quarter of 2017, an increase of 10.2% compared with $67.5 million for the third quarter of 2016 due to a higher level of client assets under management.
Investment banking revenue increased 18.0% to $23.9 million for the third quarter of 2017 compared with $20.3 million for the third quarter of 2016 due to higher equity and debt underwriting fees partially offset by lower merger and acquisition advisory fees during the third quarter of 2017.
Interest revenue was $13.0 million for third quarter of 2017, an increase of 14.7% compared with $11.3 million for the third quarter of 2016. The increase is attributable to an increase in interest revenue on margin extended to customers offset by a decrease in interest earned on U.S. Government and Agency securities during the third quarter of 2017.
Principal transactions revenue increased 4.3% to $5.1 million for the third quarter of 2017 compared with $4.9 million for the third quarter of 2016 due to higher income from fixed income trading during the third quarter of 2017.
Other revenue was $32.2 million for the third quarter of 2017, an increase of 80.7% compared to $17.8 million for the third quarter of 2016. The increase is primarily due to higher fees earned on client deposits in the FDIC-insured bank deposit program and a favorable arbitration award during the third quarter of 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $142.1 million during the third quarter of 2017, roughly flat compared with the third quarter of 2016. Lower production-related expenses were offset by higher incentive and share-based compensation costs during the third quarter of 2017. Compensation and related expenses as a percentage of revenue was 62.8% during the third quarter of 2017 compared with 67.2% during the third quarter of 2016.

Non-compensation expenses were $72.3 million during the third quarter of 2017, an increase of 1.4% compared with $71.3 million during the third quarter of 2016 due to higher interest and external portfolio manager expenses partially offset by lower legal and regulatory costs during the third quarter of 2017.

The effective income tax rate from continuing operations for the third quarter of 2017 was 37.4% compared with 41.5% for the third quarter of 2016 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items.
Year-to-date 2017
Revenue
Commission revenue was $248.2 million for the nine months ended September 30, 2017, a decrease of 13.4% compared with $286.4 million for the nine months ended September 30, 2016 due to reduced transaction volumes from retail and institutional investors and a lower financial adviser headcount during the nine months ended September 30, 2017.

Advisory fees were $216.5 million for the nine months ended September 30, 2017, an increase of 8.5% compared with $199.6 million for the nine months ended September 30, 2016. Assets under management increased 2.9% from $24.1 billion to $24.8 billion from December 31, 2015 to December 31, 2016, and 7.4% from $24.3 billion to $26.1 billion from June 30, 2016 to June 31, 2017, which contributed to the aforementioned advisory fee increase as the fees are calculated quarterly based on the market value at the end of the previous period.
Investment banking revenue increased 11.3% to $57.3 million for the nine months ended September 30, 2017 compared with $51.5 million for the nine months ended September 30, 2016 due to higher debt and equity underwriting fees offset by lower merger and acquisition advisory fees during the nine months ended September 30, 2017.
Interest revenue was $36.3 million for the nine months ended September 30, 2017, flat compared with $36.3 million for the nine months ended September 30, 2016.

Principal transactions revenue decreased 17.3% to $15.8 million for the nine months ended September 30, 2017 compared with $19.1 million for the nine months ended September 30, 2016 due to lower income from fixed income trading and changes in the fair value of ARS partially offset by increases in the value of firm investments during the nine months ended September 30, 2017.
Other revenue was $81.1 million for the nine months ended September 30, 2017, an increase of 77.1% compared to $45.8 million for the nine months ended September 30, 2016. The increase is primarily due to higher fees earned on client deposits in the FDIC-insured bank deposit program, positive changes in the cash surrender value of Company-owned life insurance and a favorable arbitration award during the nine months ended September 30, 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $428.6 million for the nine months ended September 30, 2017, a decrease of 0.9% compared to $432.5 million for the nine months ended September 30, 2016. The decrease was due to lower salaries and production-related expenses offset by higher incentive and deferred compensation expenses during the nine months ended September 30, 2017. Compensation and related expenses as a percentage of revenue was 65.4% during the nine months ended September 30, 2017 compared to 67.7% during the nine months ended September 30, 2016.
Non-compensation expenses were $223.6 million during the nine months ended September 30, 2017, an increase of 1.3% compared to $220.7 million for the nine months ended September 30, 2016 due to a value-added tax ("VAT") assessment levied by the Israel VAT Authority and higher interest expenses offset by lower legal and regulatory costs during the nine months ended September 30, 2017.
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the three and nine months ended September 30, 2017 and 2016:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Revenue
Private Client (1)	$147,428	$127,835	15.3	$425,069	$376,737	12.8
Asset Management (1)	19,277	23,234	(17.0)	57,247	68,978	(17.0)
Capital Markets	58,808	60,703	(3.1)	168,418	187,292	(10.1)
Corporate/Other	707	32	2,109.4	4,631	5,827	(20.5)
	$226,220	$211,804	6.8	$655,365	$638,834	2.6

Income (loss) before income taxes
Private Client (1)	$36,950	$20,137	83.5	$93,763	$50,799	84.6
Asset Management (1)	3,338	9,380	(64.4)	11,130	21,851	(49.1)
Capital Markets	(1,639)	(1,103)	48.6	(25,235)	(3,856)	554.4
Corporate/Other	(26,821)	(30,224)	(11.3)	(76,492)	(83,190)	(8.1)
	$11,828	$(1,810)	(753.5)	$3,166	$(14,396)	(122.0)

(1)	Effective January 1, 2017, the allocation of advisory fees between Private Client and Asset Management changed from 77.5% and 22.5% to 90.0% and 10.0%, respectively.

Private Client
Private Client reported revenue of $147.4 million for the third quarter of 2017, 15.3% higher than the third quarter of 2016 due to increased advisory fee revenue from higher client assets under management, changes in the revenue allocation with the Asset Management segment (see below) and higher fees earned on client deposits in the FDIC-insured bank deposit program offset by lower retail commissions during the third quarter of 2017. The third quarter of 2017 was also positively impacted by an arbitration award and insurance proceeds, totaling $4.1 million. Income before income taxes was $37.0 million for the third quarter of 2017, an increase of 83.5% compared with the third quarter of 2016 due to the increases in revenue referred to above during the third quarter of 2017.

•	Client assets under administration were $82.8 billion at September 30, 2017 compared with $77.2 billion at December 31, 2016, an increase of 7.3%.

•
Financial adviser headcount was 1,117 at the end of the third quarter of 2017, down from 1,177 at the end of the third quarter of 2016. The decline in financial adviser headcount since the third quarter of 2016 has resulted from the Company's attention to adviser productivity leading to attrition for less productive financial advisers. The decline in headcount also has been impacted by retirements and normal attrition.

•
Retail commissions were $48.1 million for the third quarter of 2017, a decrease of 11.6% from the third quarter of 2016 due to reduced transaction volumes from retail investors and a lower financial adviser headcount during the third quarter of 2017.

•
Advisory fee revenue on traditional and alternative managed products was $55.2 million for the third quarter of 2017, an increase of 22.1% from the third quarter of 2016 (see Asset Management below for further information). The increase in advisory fees was due to the increase in the value of client assets under management ("AUM") and the change in the allocation of advisory fees between the Private Client and Asset Management segments, effective January 1, 2017, which contributed to an increase of $5.6 million in revenue in the Private Client segment.

•
Fees earned on client cash deposits in the FDIC-insured bank deposit program were $21.1 million during the third quarter of 2017 versus $9.6 million for the third quarter of 2016. The increase was due primarily to higher short-term interest rates during the third quarter of 2017.

Asset Management
Asset Management reported revenue of $19.3 million for the third quarter of 2017, 17.0% lower than the third quarter of 2016 primarily due to the change in revenue allocation (see below). Income before income taxes was $3.3 million for the third quarter of 2017, a decrease of 64.4% compared with the third quarter of 2016.

•
Advisory fee revenue on traditional and alternative managed products was $19.1 million for the third quarter of 2017, a decrease of 14.3% from the third quarter of 2016. Advisory fees are calculated based on the value of AUM at the end of the prior quarter which totaled $26.1 billion at June 30, 2017 ($24.3 billion at June 30, 2016) and are allocated to the Private Client and Asset Management business segments. Advisory fees decreased $5.6 million due to the change in the allocation of advisory fees between the Private Client and Asset Management segments which became effective January 1, 2017.

•
At September 30, 2017, AUM hit a record high of $27.2 billion, an increase of 10.6% compared with $24.6 billion at September 30, 2016. AUM at September 30, 2017 is the basis for advisory fee billings for the fourth quarter of 2017. The increase in AUM was comprised of asset appreciation of $1.7 billion and net contributions of assets of $0.9 billion.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2017:

(Expressed in millions)
	For the Three Months Ended September 30, 2017
Fund Type	Beginning Balance	Contributions	Redemptions	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$22,347	$824	$(472)	$600	$23,299
Institutional Fixed Income (2)	1,191	28	(549)	9	679
Alternative Investments:
Hedge Funds (3)	2,376	73	(102)	188	2,535
Private Equity Funds (4)	168	—	—	(12)	156
Portfolio Enhancement Program (5)	—	540	—	—	540
	$26,082	$1,465	$(1,123)	$785	$27,209

(1)
Traditional investments include third party advisory programs, Oppenheimer financial adviser managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.

(2)	Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.

(3)	Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.

(4)	Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.

(5)	Portfolio enhancement program sells uncovered, far out-of-money puts and calls on the S&P 500 Index. The program is market neutral and un-correlated to the index.

Capital Markets
Capital Markets reported revenue of $58.8 million for the third quarter of 2017, 3.1% lower than the third quarter of 2016 due to lower institutional equities and fixed income commissions offset by higher fees from investment banking activities during the third quarter of 2017. Loss before income taxes was $1.6 million for the third quarter of 2017, compared with a loss before income taxes of $1.1 million for the third quarter of 2016 due to the decreases in revenue referred to above offset by lower salaries and production-related compensation expenses during the third quarter of 2017.

•
Institutional equities commissions decreased 14.0% to $21.5 million for the third quarter of 2017 compared with the third quarter of 2016 due to lower volatility and trading volumes in the equity markets.

•
Advisory fees from investment banking activities decreased 47.7% to $6.8 million in the third quarter of 2017 compared with the third quarter of 2016 due to lower fees earned on completed mergers and acquisitions transactions during the third quarter of 2017.

•
Equity underwriting fees increased 234.3% to $11.7 million for the third quarter of 2017 compared with the third quarter of 2016 due to the Company's increased focus on equity issuance and penetration in the healthcare and technology sectors leading to higher equity underwriting activity during the period.

•
Revenue from Taxable Fixed Income decreased 7.6% to $13.3 million for the third quarter of 2017 compared with the third quarter of 2016 due to low volatility which led to decreased institutional fixed income activity during the third quarter of 2017.

•	Public Finance and Municipal Trading revenue increased 16.7% to $3.5 million for the third quarter of 2017 compared with the third quarter of 2016.

Liquidity and Capital Resources
At September 30, 2017, total assets increased by 12.1% from December 31, 2016 primarily due to increases in securities owned. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company's longer-term capital needs have been met through the issuance of the 6.75% Senior Secured Notes due 2022 (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At September 30, 2017, the Company had $130.1 million of such borrowings outstanding compared to outstanding borrowings of $145.8 million at December 31, 2016. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.0 million and $387,000, respectively, at September 30, 2017. See Note 12 to the condensed consolidated financial statements appearing in Item 1 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries, net of associated U.S. foreign tax credits, is estimated at $1.9 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through September 30, 2017 were those earnings to be repatriated. The Company intends to continue to reinvest permanently the excess earnings of OIL in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Refinancing
On June 23, 2017, the Company issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "6.75% Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Company completed an exchange offer in which the Company exchanged 99.8% of its unregistered 6.75% Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Company did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See Note 9 to the condensed consolidated financial statements appearing in Item 1 for further discussion.

On June 15, 2017, S&P upgraded the Company's 'B' Corporate Family rating and 'B' rating on the Notes to 'B+' with a stable outlook. On June 15, 2017, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $4.6 million in forgivable notes to employees (which are inherently illiquid) for the three months ended September 30, 2017 ($1.8 million for the three months ended September 30, 2016) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are collateralized by firm and customer securities.
The Company does not repatriate the earnings of its foreign subsidiaries. Foreign earnings are permanently reinvested for the use of the foreign subsidiaries and therefore these foreign earnings are not available to satisfy the domestic liquidity requirements of the Company. The Trump Administration has announced its intention to propose changes to the rules surrounding the taxation of companies' non-U.S. earnings that would have the effect of making it more attractive to repatriate such earnings. There is no way of knowing if such rule changes will be adopted or, if so, if they will result in the Company repatriating its foreign earnings.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2017, bank call loans were $130.1 million ($145.8 million at December 31, 2016 and $132.0 million at September 30, 2016). The average daily bank loan outstanding for the three and nine months ended September 30, 2017 was $105.7 million and $137.9 million, respectively ($94.0 million and $101.1 million for the three and nine months ended September 30, 2016, respectively). The largest daily bank loan outstanding for the three and nine months ended September 30, 2017 was $230.4 million and $247.6 million, respectively ($170.3 million and $192.2 million for the three and nine months ended September 30, 2016, respectively). The average weighted interest rate on bank call loans applicable on September 30, 2017 was 2.17%.
At September 30, 2017, securities loan balances totaled $179.2 million ($179.9 million at December 31, 2016 and $133.2 million at September 30, 2016). The average daily securities loan balance for the three and nine months ended September 30, 2017 was $170.4 million and $162.8 million, respectively ($149.9 million and $174.0 million for the three and nine months ended September 30, 2016, respectively). The largest daily stock loan balance for the three and nine months ended September 30, 2017 was $208.8 million ($177.7 million and $241.7 million for the three and nine months ended September 30, 2016, respectively).
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2017, the Company did not have any reverse repurchase agreements and repurchase agreements for which the fair value option was elected.

At September 30, 2017, the gross balances of reverse repurchase agreements and repurchase agreements were $241.6 million and $640.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2017 was $200.4 million and $601.3 million, respectively ($281.3 million and $741.9 billion, respectively, for the three months ended September 30, 2016). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2017 was $303.4 million and $741.3 million, respectively ($432.0 million and $864.2 billion, respectively, for the three months ended September 30, 2016).
At September 30, 2017, the gross leverage ratio was 5.0
Liquidity Management
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
Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(34,386)	$(23,955)
Cash (used in) provided by investing activities	(2,312)	43,165
Cash provided by financing activities	16,579	16,470
Net (decrease) increase in cash and cash equivalents	$(20,119)	$35,680
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

Other Matters
During the third quarter of 2017, the Company purchased and canceled 143,010 shares of Class A non-voting common stock ("Class A Stock") for a total consideration of $2.3 million pursuant to its share repurchase program.
On October 27, 2017, the board of directors declared a regular quarterly cash dividend of $0.11 per share of Class A Stock and Class B voting common stock ("Class B Stock") payable on November 24, 2017 to stockholders of record on November 10, 2017.
The book value of the Company's Class A Stock and Class B Stock was $38.48 at September 30, 2017 compared to $38.22 at December 31, 2016, based on total outstanding shares of 13,109,313 and 13,368,104, respectively.
The diluted weighted average number of shares of Class A Stock and Class B Stock outstanding for the three months ended September 30, 2017 was 13,763,516 compared to 13,366,863 outstanding for the same period in 2016.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. At September 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2017, the Company purchased and holds (net of redemptions) approximately $109.0 million in ARS from its clients. In addition, the Company is committed to purchase another $10.5 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2017, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At September 30, 2017, the amount of ARS held by the Company that was below investment grade was $25,000 and the amount of ARS that was unrated was $25,000.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at September 30, 2017
Product	Principal	Valuation Adjustment	Fair Value
Auction Rate Securities Owned (1)	$109,000	$2,216	$106,784
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	5,000	118	4,882
Legal Settlements and Awards (5)	10,523	158	10,365
Total	$124,523	$2,492	$122,031

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet at September 30, 2017. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet at September 30, 2017.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2017.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at September 30, 2017. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $30.6 million of ARS as of September 30, 2017.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $2.5 million as of September 30, 2017. The valuation adjustment is comprised of $2.2 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of September 30, 2017 and $276,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. At September 30, 2017, the Company had $5.0 million of outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $30.6 million of ARS as of September 30, 2017. Since the Company was not committed to purchase this amount as of September 30, 2017, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in Note 6 to the condensed consolidated financial statements appearing in Item 1 herein.
Contractual and Contingent Obligations
The following table sets forth the Company's contractual obligations as of September 30, 2017:

(Expressed in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$245,432	$41,838	$68,086	$47,073	$88,435
Committed Capital	1,401	1,401	—	—	—
Senior Secured Notes (1)(2)	267,838	13,238	27,000	227,600	—
ARS Purchase Commitments (3)	10,523	—	7,362	3,161	—
Total	$525,194	$56,477	$102,448	$277,834	$88,435

(1)	See Note 9 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	Includes interest payable of $67.8 million through maturity.

(3)	See Note 11 to the condensed consolidated financial statements appearing in Item 1 for additional information.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2017, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $29.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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
Pursuant to the terms of the Order, Oppenheimer commenced and closed three offers to purchase Eligible ARS (as defined in the Order) from Customer Accounts (as defined in the Order) during 2010 and 2011 with the final offer closing on April 7, 2011. In addition, pursuant to the terms of the AOD, the Company has made thirteen offers to purchase ARS from Eligible Investors between the periods May 21, 2010 and March 20, 2017. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of September 30, 2017, the Company had purchased and holds (net of redemptions) approximately $109.0 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, Oppenheimer has agreed to work with issuers and other interested parties, including regulatory and other authorities and industry participants, to provide liquidity solutions for other Massachusetts clients not covered by the offers to purchase. In that regard, on May 21, 2010, Oppenheimer offered such clients margin loans against marginable collateral with respect to such account holders' holdings of Eligible ARS. As of September 30, 2017, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2017 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2016, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with regulators from states other than Massachusetts and New York.

As of September 30, 2017, there were no pending ARS-related cases against Oppenheimer. As of September 30, 2017, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. Following removal to the United States District Court for the Eastern District of Texas, Sherman Division, Providence Holdings, Inc. filed a new action in that court against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On March 18, 2013, the Texas court approved the parties' stipulation to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., described below. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer Holdings Inc., Oppenheimer, Oppenheimer Asset Management Inc., Oppenheimer Investment Management LLC, and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in fact discovery. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously, including pursuing dismissal of the claims against it.
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
In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG ("SAL"), that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on agreements with Josephthal executed in 1991 and 2000. The hearing in the JPMCC Arbitration is scheduled to commence in January 2018. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.33 million). These Judgments were affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer, as an intervening party, requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.4 million). In an agreement executed by JPMCC on October 7, 2016, JPMCC settled the claims asserted by the plaintiffs in the above referenced matters for €3.9 million (approximately U.S. $4.14 million). Following the settlement, Oppenheimer continued to pursue its appeal to Germany's highest appellate court. In April 2017, Germany's highest appellate court found that, as a result of JPMCC's settlement with plaintiff, Oppenheimer's request for leave to appeal must be dismissed, stating that Oppenheimer could not continue its appeal once JPMCC settled the matter. Oppenheimer was not a party to the JPMCC settlement and believes it has meritorious defenses to the JMPCC Arbitration and intends to defend itself vigorously.
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division ("Trial Court") where it remains in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company, Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs are now on their sixth amended complaint. Plaintiffs allege that defendants failed to properly communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that the defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 30, 2016, the defendants filed a motion for summary judgment seeking to dismiss all of the plaintiffs' claims. On November 21, 2016, the plaintiffs filed a motion for Leave to Seek Punitive Damages against the defendants. On March 24, 2017, the Trial Court granted the plaintiffs' motion. On April 24, 2017, the defendants appealed the Court's ruling to the District Court of Appeals of Florida-Third District ("Appellate Court"). The appeal is still pending before the Appellate Court. On May 8, 2017, the plaintiffs filed a motion in the Appellate Court to dismiss the defendants' appeal. On May 24, 2017, the Appellate Court denied the plaintiffs' motion. On May 16, 2017, the Trial Court denied each of the plaintiffs and defendants' motion for summary judgment. The original scheduled trial date in January 2017 has been canceled and no new trial date has been scheduled. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.

In August 2016, claimant Batsmasian filed a FINRA arbitration claim against Oppenheimer seeking damages in the amount of $6.75 million, plus punitive damages in the amount of $500,000 and interest, and asserting a variety of claims, including claims for fraud, gross negligence, negligent misrepresentation, breach of contract and failure to supervise, in connection with his alleged purchase of securities in OneScreen, Inc. in 2013 and Adaptive Medias, Inc. in 2014 and 2015 which purchases were not made through claimant's account at Oppenheimer. Although claimant did not purchase these securities in his Oppenheimer account, he alleges that he was induced to purchase these securities as a result of misrepresentations made by one or more former Oppenheimer employees. Oppenheimer has filed an answer denying the claims, as well as a third-party claim against a former Oppenheimer employee. The arbitration hearing was scheduled to commence in October 2017 but has been adjourned with no new hearing date. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
In January 2017, Oppenheimer received a Notice of Civil Claim in the Supreme Court of British Columbia, Canada by Teck Metals Ltd. against Oppenheimer Holdings Inc. as well as co-defendants Western Forest Products Inc., Xylem Canada Company/Societe Xylem Canada, JRM Financial Services Ltd. and Glencore Corporation Canada. The civil claim seeks damages and/or the cost of environmental clean-up for property purportedly managed during the period 1965-66 by a predecessor company of Oppenheimer Holdings Inc. The underlying claim involves alleged adverse environmental impact at the Sunro Mine, located in British Columbia, which properties are now owned by plaintiff and seeks unspecified damages from defendants. The claim has not been actively prosecuted to date by plaintiff. The other defendants have various alleged historical connections to the property, which plaintiff contends allows plaintiff to assert claims against those defendants, as well as Oppenheimer Holdings Inc. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legal Environment – Other Regulatory Matters" in herein.

Item 1A.    Risk Factors
During the nine months ended September 30, 2017, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016; provided, however, that the Company updated its Risk Factors in connection with the issuance of the Notes which may be found in Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2017. There were no material changes to such information during the nine months ended September 30, 2017.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the third quarter of 2017, the Company issued 19,883 shares of Class A Stock pursuant to the Company's share-based compensation programs for no cash consideration.

(b)	Not applicable.

(c)
In the three months ended September 30, 2017, the Company purchased and canceled 143,010 shares of Class A non-voting common stock for total consideration of $2.3 million ($16.12 per share), summarized as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2017	—	$—	—	651,916
August 2017	76,071	16.12	76,071	575,845
September 2017	66,939	16.12	66,939	508,906
Total	143,010	$16.12	143,010	508,906

Item 6.        Exhibits

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York, on the 27th day of October, 2017.

OPPENHEIMER HOLDINGS INC.

By:	/s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)