Form 10-K
period 2017-12-31
OPPENHEIMER HOLDINGS INC
filed 2018-03-02
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 2, 2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Not Applicable
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2017 was $215.4 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2017 of $16.40.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2018 was 13,141,103 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. (the "Parent"), through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer, Oppenheimer Asset Management Inc. ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation organized to trade and clear syndicated corporate loans. The Company's international businesses are carried on through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,107 financial advisers in 92 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and small and mid-sized businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2017, the Company held client assets under administration of $86.9 billion. Oppenheimer provides the following private client services:
Full-Service Brokerage — Oppenheimer offers full-service brokerage covering a broad array of investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts. A substantial portion of Oppenheimer's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors. In recent years, an increasing number of clients have chosen to do business through fee-based accounts.
Wealth Planning — Oppenheimer also offers financial and wealth planning services which include asset management, individual and corporate retirement solutions, including insurance and annuity products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients.
Margin Lending — Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit. The customer is charged for such margin financing at interest rates derived from Oppenheimer's rate.

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
OAM offers a wide range of tailored investment management solutions and services to high-net-worth private clients, institutions and investment advisers. These include, but are not limited to, portfolio management, manager research and due diligence, asset allocation advice and financial planning. Proprietary and third party investment management capabilities are offered through separately managed accounts, alternative investments and discretionary and non-discretionary portfolio management programs. Platform support functions include sales and marketing along with administrative services such as trade execution, client services, records management and client reporting.
At December 31, 2017, the Company had $28.3 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services along with revenue sharing arrangements with registered and private alternative investment vehicles. Investment advisory fees are earned on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed quarterly, in advance, and are calculated based on AUM balances at the end of the prior quarter. Revenue sharing arrangements for management and incentive fees in alternative investments are calculated on a pre-determined basis with registered and private investment companies. AUM will be impacted by market movement, as well as gross sales and withdrawals from advisory programs and/or alternative investments.
The Company's asset management services include:
Separately Managed Accounts — The Company provides clients with two fee-based programs: (i) Unified Managed Account which allows multiple investment managers, mutual funds and exchange-traded funds to be combined in a single custodial account; and (ii) Strategic Asset Review dual contract program designed for clients seeking a direct contractual relationship with investment managers.
Mutual Fund Managed Accounts — The Company offers two fee-based mutual fund managed account programs through Portfolio Advisory Services ("PAS"): (i) PAS, a non-discretionary advisory program where clients choose mutual funds approved by the Company to create strategic asset allocations; and (ii) PAS Directed, a discretionary advisory program where an Oppenheimer adviser chooses the mutual funds to create the asset allocation and portfolio construction.
Discretionary Advisory Accounts — Oppenheimer offers three discretionary portfolio management programs. Through its Omega and Fahnestock Asset Management programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer advisers.
Non-Discretionary Advisory Accounts — Under Oppenheimer's Preference Program, Oppenheimer provides fee-based non-discretionary investment advisory services and consultation to clients.
Alternative Investments — The Company offers high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds, diversified private equity funds and single investment late stage private equity funds. For proprietary funds, the Company, through its subsidiaries, acts as a general partner.
Portfolio Enhancement Program — The Company offers qualified option investors the opportunity to participate in the Portfolio Enhancement Program which sells uncovered, out-of-the-money puts and calls on the S&P 500 Index. The program uses special memorandum accounts released from a collateral account owned by the investor.
Oppenheimer Investment Advisers — OIA provides taxable and non-taxable fixed income portfolios and strategies managed by internal portfolio managers.
Oppenheimer Investment Management LLC — OIM provides institutional taxable fixed income portfolio management strategies and solutions to Taft-Hartley funds, public pension funds, corporate pension funds, insurance companies, foundations and endowments.

CAPITAL MARKETS
Investment Banking
Oppenheimer employs approximately 100 investment banking professionals throughout the United States, the United Kingdom and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on certain sectors including consumer and business services, energy, financial institutions and real estate, healthcare, rental services, technology, media and communications, and transportation and logistics. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions practice as well as Equities, Leveraged Finance and Fixed Income platforms to provide its clients with tailored advice and access to capital markets solutions.
Mergers and Acquisitions — Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, restructurings, spin-offs and joint ventures. Oppenheimer provides dedicated senior banker focus to clients throughout the financial advisory process, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships, and capital markets capabilities.
Equities Capital Markets — Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer, energy, financial institutions and real estate, healthcare, rental services, technology, media and communications and transportation and logistics.
Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt in leveraged finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on and acts as underwriter or placement agent on bond financings for both sovereign and corporate emerging market issuers.
Institutional Equities Division
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
Institutional Equity Sales and Trading — Oppenheimer acts as both principal and agent in the execution of its customers' orders. Oppenheimer buys, sells and maintains an inventory of a security in order to "make a market" in that security. In executing customer orders for securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction. However, when an order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its brokerage customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market may also include those of issuers which are followed by Oppenheimer's research department.
Equity Research — Oppenheimer employs 32 senior analysts covering over 500 equity securities worldwide. Oppenheimer provides regular research reports, notes and earnings updates and also sponsors numerous research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer also arranges for company managements to meet with interested investors through arranged meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer's analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments.

Equity Derivatives and Index Options — Oppenheimer offers extensive equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer's experienced professionals have expertise in many listed derivative products designed to serve the diverse needs of its institutional, corporate and private client base.
Convertible Bonds — Oppenheimer offers expertise in the sales, trading and analysis of U.S. domestic convertible bonds, convertible preferred shares and warrants, with a focus on minimizing transaction costs and maximizing liquidity. In addition Oppenheimer offers hedged (typically long convertible bonds and short equities) positions to its clients on an integrated trade basis.
Event Driven Sales and Trading — Oppenheimer has a dedicated team focused on providing specialized advice and trade execution expertise to institutional clients with an interest in investment strategies such as: risk / merger arbitrage, Dutch tender offers, splits and spin-offs, recapitalizations, corporate reorganizations, and other event-driven trading strategies.
Global Fixed Income
Oppenheimer offers capabilities in trading and sales in highly rated ("Investment Grade") corporate bonds, mortgage-backed securities, United States government and agency bonds and the sovereign and corporate debt of industrialized and emerging market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury. Oppenheimer trades non-investment grade public and private debt securities, mortgage-backed securities, sovereign and corporate debt of industrialized and emerging market countries and distressed securities for institutional clients qualified to sustain the risks associated with such securities. Oppenheimer also publishes research with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are available only from a small number of dealers.
Institutional Fixed Income Sales and Trading — Oppenheimer trades and holds positions in public and private debt securities, including non-investment grade, distressed and convertible corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower or from a change in interest rates affecting the value of the security. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates.
Fixed Income Research — Oppenheimer has a total of seven fixed income research professionals. There are two dedicated research analysts covering companies that have issued high yield bonds in the United States. Oppenheimer's high yield corporate bond research effort is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term. There is one mortgage backed securities analyst focused on the detailed analysis of individual agency and non-agency mortgage backed securities. There are three professionals covering emerging market fixed income issuers, including a publishing research analyst focused exclusively on sovereign bonds and a strategist providing commentary on emerging market corporate bond issuers. The Firm also has a municipal bond research analyst publishing reports on the tax-exempt municipal bond market.
Public Finance — Oppenheimer's public finance department advises and raises capital for state and local governments, public agencies, private developers and other borrowers. The group assists its clients by developing and executing capital financing plans that meet our clients' objectives and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post-secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers and project financing. In addition to underwriting longer-term municipal securities, Oppenheimer also provides advice to municipal issuers with respect to the timing and issuance of short-term municipal notes, which Oppenheimer then underwrites and distributes as well as short-term notes for bridge financing of real estate projects.

Municipal Trading — Oppenheimer has regionally based municipal bond trading desks serving retail financial advisers and clients within their regions. These desks serve Oppenheimer's financial advisers in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The Firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The Institutional desks assist in underwriting municipal securities originated by the Public Finance Department. These desks serve Oppenheimer's financial advisers in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities.
Proprietary Trading and Investment Activities
In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. In 2010, Congress enacted the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that prohibits proprietary trading by certain financial institutions (the "Volcker Rule") except where facilitating customer trades. The Volcker Rule went into effect in July 2015 and does not impact the Company's business or operations as it applies to banks and other subsidiaries of bank holding companies only.
The size of its securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See "Regulatory Capital Requirements" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.
The Company, through its subsidiaries, holds investments as general partner in a range of investment partnerships (hedge funds, fund of funds, private equity partnerships and real estate partnerships) which are offered to Oppenheimer hedge fund-qualified clients and on a limited basis to qualified clients of other broker-dealers.
Repurchase Agreements
Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, the Company acts as an intermediary between borrowers and lenders of short-term funds and provides funding for various inventory positions.
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
OPY Credit Corp.
OPY Credit was formed in order to facilitate leveraged loan transactions on behalf of investment banking clients seeking such services. At present, OPY Credit is inactive and may become active if circumstances dictate.

Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2017, Oppenheimer Trust held custodial assets of $373.3 million. See "Other Requirements" herein.
Freedom Investments, Inc.
Freedom presently offers discount services to a small number of individual clients. The Company is exploring expanding its services to offer a full spectrum of services to independent advisers and Registered Investment Advisers ("RIAs") clearing through Oppenheimer & Co. Inc. The Company is currently developing the technology platform that would potentially support such a service offering.
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
Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and custodian banks in the United States as well as non-U.S. securities through EuroClear. The Company began clearing its non-U.S. international equities business in securities traded on European exchanges, carried on by Oppenheimer Europe Ltd. through Global Prime Partners Ltd. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer operates as an Introducing Broker and introduces its clients' commodities transactions through a correspondent firm on a fully disclosed basis. Through this arrangement, Oppenheimer offers full commodity services on all commodity exchanges.
EMPLOYEES
At December 31, 2017, the Company employed 2,992 employees (2,932 full-time and 60 part-time), of whom 1,107 were financial advisers.
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
We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. We also compete with advisers holding themselves out as "independent" and who are registered as RIAs. We compete principally on the basis of the quality of our advisers, services, product selection, location and reputation in local markets. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified advisers, including successful financial advisers, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.

The Company believes that the principal factors affecting competition in the securities and investment banking industries are the quality and ability of professional personnel and relative prices of services and products offered. In some instances, competition within the industry can be impacted by the credit ratings assigned to the firm offering services when potential clients are making a determination of acceptable counterparties. The ability of securities industry participants to offer credit facilities to potential investment banking clients may affect the assignment of individual transactions. The Company's ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential clients. Many of Oppenheimer's competitors engage in these programs more extensively than Oppenheimer. Increasingly, securities firms are providing automated investment advisory services that employ algorithms to determine recommended portfolio allocations at a much lower price point. This model is in early stage and it is not yet clear whether this type of investment advisory service will provide meaningful competition to the full service investment model.
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
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities sometimes through instructions seemingly from authorized parties but in fact from parties intent on attempting to steal and in other instances through bypassing normal safeguards and disrupting or stealing significant amounts of information and then either releasing it to the internet in general or holding it for ransom. Regulators are increasingly requiring companies to provide increased levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Corporate Information Security Officer and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" in Item 1A.

REGULATION
Self-Regulatory Organization Membership — Oppenheimer is a member firm of the following self-regulatory organizations ("SROs"): the Financial Industry Regulatory Authority ("FINRA"), the Intercontinental Exchange, Inc., known as ICE Futures U.S., the Commodities Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association ("SIFMA"), a non-profit organization that represents the shared interests of participants in the global financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.
Securities Regulation — The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the NFA. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the NFA has been designated as Oppenheimer's primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the CFTC, as the case may be) governing the industry and conduct periodic examinations of Oppenheimer's and Freedom's operations. In recent years, the SEC has increased its programs for examinations of registrants, even where such examinations overlap with examinations conducted by other entities. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.
Broker-dealer Regulation — The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer, its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders.
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

The Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for their compliance with the Sarbanes-Oxley Act of 2002. Management has determined that the Company's internal control over financial reporting as of December 31, 2017 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers.
Effective July 1, 2014, certain final rules issued by the SEC regarding the mandatory registration of municipal advisers became effective. These rules specify which activities will be covered by the fiduciary duty of a municipal adviser to its government clients imposed by the Dodd-Frank Act, may result in the need for new written representations by issuers, and may limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Oppenheimer registered as a municipal adviser and by virtue of such registration is now subject to additional regulation and oversight in respect of its municipal finance business. Forthcoming rulemaking by the Municipal Securities Rulemaking Board may cause further changes to the manner in which a state or local government is able to interact with outside finance professionals. These new rules impact the nature of Oppenheimer's interactions with public finance clients, and may have a negative short-term impact on the volume of public finance transactions, while the industry adapts to the new rules. It is difficult to predict the nature of the final regulations and their impact on the business of the Company.
Section 956 of the Dodd-Frank Act required the SEC, Federal Reserve, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Housing Finance Agency and National Credit Union Administration (the "agencies") to jointly prescribe regulations or guidelines related to the prohibition of incentive-based compensation arrangements that encourage inappropriate risks at certain financial institutions. The agencies have released a proposed rule that would prohibit certain forms of incentive-based compensation arrangements for financial institutions with greater than $1 billion in total assets (the "Incentive-Based Compensation Proposal"). Much of the Incentive-Based Compensation Proposal would apply to financial institutions categorized as either "Level 1" institutions (assets of $250 billion or more) or "Level 2" institutions (assets of $50 billion to $250 billion), while "Level 3" institutions (assets of $1 billion to $50 billion) would be subject to less extensive obligations. All covered financial institutions would be required to, among other requirements: (i) annually document the structure of their incentive-based compensation arrangements; (ii) retain records of such annual documentation for at least seven years; and (iii) comply with general prohibitions on incentive-based compensation arrangements that could encourage inappropriate risk-taking. Should the Incentive-Based Compensation Proposal be adopted, we would be subject to the rule's requirements as a "Level 3" financial institution, which would require us to incur additional legal and compliance costs, as well as subject us to increased legal risks.

Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of Europe. The Directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligation for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has and will fundamentally alter the provision of research to financial institutions as well as require the registration of all market participants. It is anticipated that this rulemaking will negatively impact the overall availability of commission revenue in payment for equity research and possibly negatively impact the liquidity of markets for equities and fixed income securities in Europe. It is possible that these new business practices may be adopted in the U.S. although there is currently no such regulatory requirement in the U.S.
Fiduciary Standard — Rulemaking by the U.S. Department of Labor — In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act ("ERISA") through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will need to meet "conflict of interest" standards which is likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also limit the ability to render advice which encourages the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract ("BIC") exemption, which would, under some circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest policies and procedures will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The new fiduciary standard definitions for investment advice were effective on June 7, 2016 but compliance with the new rules under most circumstances was postponed until April 10, 2017 and full compliance with the BIC and other exemptions was initially delayed until January 1, 2018 and then further delayed until July 1, 2019.
The SEC has recently announced its intention to propose fiduciary standards for broker-dealers in the very near future that will apply to non-retirement client accounts. It is not clear whether any such rulemaking will be integrated with current DOL regulations and whether these regimes will be harmonized so as to enable broker-dealers to manage their business within a single fiduciary regime. Any such new regulations may increase the associated costs of doing business and may put further pressure on conventional agency commission business conducted by broker-dealers. Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules are subject to proposed changes and/or elimination.
Money Market Funds — In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company now offers FDIC short-term bank deposits alternatives as cash sweep investments. The SEC has recently announced its intention to review the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system.
Consolidated Audit Trail — The SEC approved Rule 613 on October 1, 2012 which introduced the requirement for a Consolidated Audit Trail ("CAT"), a central repository for all U.S. securities transactions that is to be utilized for monitoring of markets and for regulatory purposes by SROs and the SEC. The rule was issued as a response to Wall Street's May 6, 2010 "Flash Crash", during which the market sustained a significant decline without any underlying news or economic rationale. The CAT will be utilized to identify the beneficiary owner of every securities transaction and to correlate that information across market participants. In February 2015, the SROs submitted the CAT National Market System ("NMS") Plan to create the CAT and to announce the requirements for market participants. On November 15, 2016, the Plan was unanimously approved by the SEC. The NMS Plan outlines the reporting requirements for industry participants, as well as the requirements for the Plan Processor, the entity that will hold and protect the data, while making it available to authorized users.

When CAT goes into operation, all U.S. broker-dealers and SROs will be required to report all equity and options life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers will be required to submit customer account information to the repository. This will make CAT the world's largest repository of securities transactions, receiving an estimated 58 billion records per day. The SROs will have 12 months to submit equity and options life cycle events to the CAT. Large broker-dealers, which includes Oppenheimer, will be required to begin reporting within 24 months, and small broker-dealers will be required to report within 36 months. It is anticipated that there will be duplicative reporting by the SROs and the industry, however, the CAT NMS Plan requires SROs to define plans to eliminate duplicative reporting.
The Company anticipates that the requirements of the CAT will be expensive to implement, require significant amounts of planning and will present potential privacy issues that may not be protected under existing rule-making and may make the Company liable for improper disclosure or cybersecurity hacking of the CAT database.
Trust Company Regulation — Oppenheimer Trust is a limited purpose trust company organized under the laws of Delaware and is regulated by the Office of the State Banking Commissioner.
The impact of any of, or more than one of, the foregoing could have a material adverse effect on our business, financial condition and results of operations. Certain of the rulemaking described above remains under consideration and has been subject to numerous changes and postponements in both the requirements and implementation date(s).
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
Oppenheimer elects to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under the alternative method, Oppenheimer is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers (Exhibit A to Rule 15c3-3 under the Exchange Act) or $1.5 million, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require the firm's liquidation. The Net Capital Rule also prohibits payments of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid-in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.
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

Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under the MiFID II. New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive ("CRD IV"), effective January 1, 2014, for Oppenheimer Europe Ltd. There are three capital ratios Oppenheimer Europe Ltd. must meet: 1) Common Equity Tier 1 ratio of 4.5%; 2) Tier 1 Capital ratio of 6.0%; and 3) Total Capital ratio of 8.0%. Under MiFID II, Oppenheimer Europe has applied for and received increased permissions, effective January 1, 2018, to be treated as a liquidity provider and as such may trade as principal with its institutional counter-parties in fixed income securities. This registration will require that Oppenheimer Europe Ltd. dedicate increased capital to its European business.
Oppenheimer Investments Asia Limited was approved by the SFC to provide institutional fixed income and equities brokerage services to institutional investors and corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules.
See note 16 to the consolidated financial statements for the year ended December 31, 2017 appearing in Item 8 for further information on the Company's regulatory capital requirements.
OTHER REQUIREMENTS
Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. See note 10 to the consolidated financial statements appearing in Item 8 for further discussion.
The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of December 31, 2017, the Parent was in compliance with all of its covenants.
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
You may read and copy this Annual Report on Form 10-K for the year ended December 31, 2017 at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also obtain copies by mail from the Public Reference Room of the SEC at prescribed rates. To obtain information on the operation of the Public Reference Room, you can call the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including Oppenheimer Holdings Inc., that file electronically with the SEC. The address of the SEC's internet website is http://www.sec.gov.

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
In February 2008, the market for auction rate securities ("ARS") began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. This failure followed an earlier failure of a smaller market of ARS that were backed by mortgage and other forms of derivatives in the summer of 2007. These auction failures developed as a result of auction managers or dealers, typically large commercial or investment banks, deciding not to commit their own capital when there was insufficient demand from bidders to meet the supply of sales from sellers. The failure of the ARS market has prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result of this and the Company's ongoing repurchases from customers discussed below, is exposed to these liquidity issues as well. Recently there have been limited issuer redemptions of ARS, and there is no guarantee that any future ARS issuer redemptions will occur and, if so, that the Company's clients' ARS will be redeemed.
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. The ultimate amount of ARS to be repurchased by the Company under the settlements with the Regulators or legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers and legal and other actions by clients during the relevant period which cannot be predicted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements" in Item 7 for additional details.
If the ARS market remains frozen, the Company may likely be further subject to claims by its clients. There can be no guarantee that the Company will be successful in defending any future actions against it. Any such failure could have a material adverse effect on the results of operations and financial condition of the Company, including its cash position. See "Legal Proceedings" in Item 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" in Item 7.
The Company's customers held at Oppenheimer approximately $49.7 million of ARS at December 31, 2017, exclusive of amounts that were owned by Qualified Institutional Buyers ("QIBs"), transferred to the Company or purchased by customers after February 2008, or transferred from the Company to other securities firms after February 2008. The Company does not presently have the capacity to purchase all of the ARS held by all of its former or current clients who purchased such securities prior to the market's failure in February 2008 over a short period of time. If the Company was to be required to purchase all of the ARS held by all former or current clients who purchased such securities prior to the market's failure in February 2008 over a short period of time, these purchases would have a material adverse effect on the Company's results of operations and financial condition including its cash position. Neither of the settlements with the Regulators requires the Company to do so. The Company does not currently believe that it is legally obligated to make any such purchases except for those purchases it has agreed with the Regulators to make as previously disclosed. If Oppenheimer defaults on either agreement with the Regulators, the Regulators may terminate their agreements and may reinstitute the previously pending administrative proceedings. In addition, there can be no guarantee that other regulators won't seek to compel the Company to repurchase a greater amount of ARS than called for by the settlements with the Regulators. See "Legal Proceedings" in Item 3.

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
Maintaining our reputation is critical to our attracting and maintaining customers, investors and employees. If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business prospects. These issues include, but are not limited to, any of the risks discussed in this section, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, employee misconduct, ethical issues, money-laundering, privacy, record keeping, cybersecurity protections, sales and trading practices, failure to sell securities we have underwritten at the anticipated price levels, and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products. A failure to deliver appropriate standards of service and quality, or a failure or perceived failure to treat customers and clients fairly, can result in customer dissatisfaction, litigation and heightened regulatory scrutiny, all of which can lead to lost revenue, higher operating costs and harm to our reputation. Further, negative publicity regarding us, whether or not true, may also result in harm to our prospects. Increasingly, the internet, through investor blogs or other sites, is being used to publish information that is untrue, significantly skewed or in some cases slanderous about companies and individuals that are published anonymously and are difficult to refute. Such stories can negatively impact the reputation of companies that are the subject of such attacks. See "The precautions the Company takes to prevent and detect employee misconduct may not be effective and the Company could be exposed to unknown and unmanaged risks or losses" herein.
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
Market and economic conditions over the past several years have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see "Business — Regulation" in Item 1). The ultimate impact that the Dodd-Frank Act and implementing regulations will have on us, the financial industry and the economy at large cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. We are evaluating the impact of the DOL rule on our business (see "Business — Regulation — Fiduciary Standard — Rulemaking by the U.S. Department of Labor" in Item 1). However, because qualified accounts, particularly IRA accounts, comprise a significant portion of our business, we expect that implementation of the DOL rule will negatively impact our results including the impact of increased costs related to compliance, legal and information technology. In addition, we expect that our legal risks will increase, in part, as a result of the new contractual rights required to be given to IRA and non-ERISA plan clients under the Best Interest Contract exemption and principal transactions exemption of such rule. The SEC has announced its intention to adopt fiduciary standards covering non-retirement accounts (see "Business — Regulation" in Item 1), the adoption of which could negatively impact our business.

Oppenheimer is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including, without limitation:

•	sales methods and supervision;

•	trading practices among broker-dealers;

•	emerging standards concerning fees and charges imposed on clients for fee-based programs;

•	use and safekeeping of customers' funds and securities;

•	anti-money laundering and the USA Patriot Act (the "Patriot Act") compliance;

•	capital structure of securities firms;

•	trade and regulatory reporting;

•	cybersecurity;

•	pricing of services;

•	compliance with DOL rules and regulations for retirement accounts;

•	compliance with lending practices (Regulation T);

•	record keeping; and

•	the conduct of directors, officers and employees.
Compliance with many of the regulations applicable to the Company involves a number of risks, particularly in areas where applicable regulations may be subject to varying interpretation. The requirements imposed by these regulations are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with the Company. New regulations may result in enhanced standards of duty on broker-dealers in their dealings with their clients (fiduciary standards). Consequently, these regulations often serve to limit the Company's activities, including through net capital, customer protection and market conduct requirements, including those relating to principal trading. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. FINRA adopts rules, subject to approval by the SEC, which govern its members and conducts periodic examinations of member firms' operations. However, recently the SEC has significantly increased its direct oversight of registrants in areas that directly overlap with FINRA thereby increasing the Company's costs of compliance and increasing the risks associated with compliance with emerging standards. In addition to being a member of FINRA, the Company is also a member of several other SROs.
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
The imposition of any of the above or other penalties could have a material adverse effect on our operating results and financial condition.

For a more detailed description of the regulatory scheme under which the Company operates, see "Business — Regulation" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment" in Item 7.
Financial services firms have been subject to increased regulatory scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
Firms in the financial services industry have been operating in an onerous regulatory environment, which has become even more stringent in light of well-publicized fraud or "Ponzi" schemes. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA and recently the DOL as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 (the "1940 Act"), could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.
Changes in regulations resulting from either the Dodd-Frank Act or any new regulations or laws may affect our businesses.
The market and economic conditions in the period after the financial crisis have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see "Business — Regulation" in Item 1 for a discussion of such changes, including the Volcker Rule). The ultimate impact that the Dodd-Frank Act will have on us, the financial industry and the economy at large cannot be specifically ascertained until all of the implementing regulations called for under the legislation have been finalized and fully implemented. Nevertheless, it is apparent that these legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of our assets, require us to alter at least some of our business practices, impose additional costs, and otherwise adversely affect our businesses. The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act that have or may impact our businesses include: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading; and restrictions on proprietary trading. To the extent the Dodd-Frank Act impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
Numerous regulatory changes, and enhanced regulatory and enforcement activity, relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.
The SEC has proposed certain measures that would establish a new framework to replace the requirements of Rule 12b-1 under the 1940 Act with respect to how mutual funds pay fees to cover the costs of selling and marketing their shares. The staff of the SEC's Office of Compliance, Inspections and Examinations has indicated that it is reviewing the use of fund assets to pay for fees to sub-transfer agents and sub-administrators for services that may be deemed to be distribution-related. Any adoption of such measures would be phased in over a number of years. As these measures are neither final nor undergoing implementation throughout the financial services industry, their impact cannot be fully ascertained at this time. As this regulatory trend continues, it could adversely affect our operations and, in turn, our financial results.

Asset management businesses have experienced a number of highly publicized regulatory inquiries, which have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers. As some of our wholly owned subsidiaries are registered as investment advisers with the SEC, increased regulatory scrutiny and rulemaking initiatives may result in augmented operational and compliance costs or the assessment of significant fines or penalties against our asset management business, and may otherwise limit our ability to engage in certain activities. It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. For example, pursuant to the Dodd-Frank Act, the SEC was charged with considering whether broker-dealers should be subject to a standard of care similar to the fiduciary standard applicable to registered investment advisers. The SEC has announced its intention to adopt a heightened standard of fiduciary conduct for broker-dealers. Any such standard, if mandated, would likely require us to review our product and service offerings and implement certain changes, as well as require that we incur additional regulatory costs in order to ensure compliance.
In addition, U.S. and foreign governments have recently taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of that portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisers, is periodically reexamined and may be limited or modified in the future. In Europe, the recent effectiveness of MiFID II has eliminated the use of securities transactions to pay for research (see "Business — Regulation" in Item 1). Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.
Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.
The securities industry is subject to extensive and constantly changing regulation. Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business, including, but not limited to: sales and trading methods; trade practices among broker-dealers; use and safekeeping of clients' funds and securities; capital structure of securities firms; anti-money laundering efforts; recordkeeping; and the conduct of directors, officers and employees. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries' registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.

The DOL has adopted regulations that change the definition of who is a fiduciary under ERISA, and how such advice can be provided to account holders in retirement accounts such as pension plans, 401(k) plans and IRAs. In addition, the SEC has announced that it will promulgate its own rule around a uniform fiduciary standard which could conflict with the DOL's rulemaking. Additional rulemaking or legislative action could negatively impact the Company's business and financial results. The DOL regulations have gone into effect, and it is difficult to determine what impact this will have on our compliance costs, business, operations and profitability, although it appears likely to increase the cost of compliance.
Failure to comply with capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA, the FCA and the SFC.
Oppenheimer and Freedom are subject to the SEC's Net Capital Rule which requires the maintenance of minimum net capital. For a more detailed description of the regulatory scheme under which the Company operates, see "Business — Regulatory Capital Requirements" in Item 1. Failure to comply with net capital requirements could subject the Company to suspension or revocation by the SEC or suspension or expulsion by FINRA.
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
U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia and Asia. Concerns about the European Union ("EU"), including Britain's June 23, 2016 referendum to exit the EU ("Brexit"), and the stability of the EU's sovereign debt, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU's financial support programs. It is possible that other EU member states may choose to follow Britain's lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.
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

•
In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more dramatic in recent years. A continued lessening of investor interest in active investing and continued increase in passive investing may lead to a decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

•
Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity. Under these extreme conditions, the Company's risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•
Liquidity is essential to the Company's businesses. The Company's liquidity could be negatively affected by an inability to obtain funding on a regular basis either in the short term market through bank borrowing or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company's credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. As noted above, the Company has purchased, and will continue to purchase, auction rate securities from its clients which will reduce liquidity available to the Company for other purposes. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.

•
Changes in interest rates (especially if such changes are rapid), high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company's businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue.

•
The reduction of interest rates substantially reduced the interest profits available to the Company through its margin lending and also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates remain at low levels, despite the recent moves upward by the Federal Reserve, the Company's profitability will be negatively impacted.

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

Markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity and periods of low volatility resulting in a reduction in trading volumes which may have an adverse effect on our revenues.
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
In recent years the Company has experienced, and continues to experience, significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company's participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. Institutions subject to MiFID II, which the Company does business with primarily through its European based subsidiary, were required to unbundle such payments commencing January 3, 2018. These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company's clients place on high-quality research. Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
The ability to attract, develop and retain highly skilled and productive employees, particularly qualified financial advisers, is critical to the success of the Company's business.
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

Turnover in the financial services industry is high. The cost of retaining skilled professionals in the financial services industry has escalated considerably. Financial industry employers are increasingly offering guaranteed contracts, upfront payments, and increased compensation. These can be important factors in a current employee's decision to leave us as well as in a prospective employee's decision to join us. As competition for skilled professionals in the industry remains intense, we may have to devote significant resources to attracting and retaining qualified personnel. To the extent we have compensation targets, we may not be able to retain our employees, which could result in increased recruiting expense or result in our recruiting additional employees at compensation levels that are not within our target range. In particular, our financial results may be adversely affected by the costs we incur in connection with any upfront loans or other incentives we may offer to newly recruited financial advisers and other key personnel. If we were to lose the services of any of our investment bankers, senior equity research, sales and trading professionals, asset managers, or executive officers to a competitor or otherwise, we may not be able to retain valuable relationships and some of our clients could choose to use the services of a competitor instead of our services. If we are unable to retain our senior professionals or recruit additional professionals, our reputation, business, results of operations and financial condition could be adversely affected. Further, new business initiatives and efforts to expand existing businesses generally require that we incur compensation and benefits expense before generating additional revenues. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that those competitors have engaged in unfair hiring practices. We have been subject to such claims and may be subject to additional claims in the future as we seek to hire qualified personnel, some of whom may work for our competitors. Some of these claims may result in material litigation. We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Recent actions by some larger competitors to reject the "Recruiting Protocol", an industry adopted set of practices permitting financial advisers to port their client relationships to a new firm under strict rules, is likely to increase the likelihood of litigation among competitors surrounding the employment of new advisers and their solicitation of their clients and may act as a new barrier to recruitment of financial advisers.
The Company depends on its senior employees and the loss of their services could harm its business.
The Company's success is dependent in large part upon the services of its senior executives and employees. Any loss of service of the chief executive officer ("CEO") may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. Over 96% of the Class B voting shares are held by Phase II Financial Inc. ("Phase II"), a Delaware corporation controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. In the event of Mr. Lowenthal's death or incapacity, control of Phase II would pass to Mr. Lowenthal's spouse. If the Company's senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.
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

If the Company is unable to repay its outstanding indebtedness when due, its operations may be materially adversely effected.
At December 31, 2017, the Company had liabilities of $1.9 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by its debt obligations could a material adverse effect on its results of operations and financial condition, including the acceleration of the payment of debt.
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
In the normal course of business, the operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer, as an employer and as a result of other business activities. In turbulent times such as the years following the financial crisis, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically escalated. The Company has experienced an increase in such claims as a result of the worldwide credit disruptions, including the disruptions in the auction rate securities market in 2008. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected. See "The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" herein, "Legal Proceedings" in Item 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment — Other Regulatory Matters" in Item 7.

The preparation of the consolidated financial statements requires the use of estimates that may vary from actual results.
If actual experience differs from management's estimates used in the preparation of financial statements, the Company's consolidated results of operations or financial condition could be adversely affected. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. Such estimates and assumptions may require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. The Company's accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed by the Company as critical accounting estimates, are those described in note 2 to the consolidated financial statements appearing in Item 8. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Accordingly, actual results could differ from these estimates, possibly in the near term, and could have a material adverse effect on the consolidated financial statements.
The value of the Company's goodwill and intangible assets may become impaired.
A substantial portion of the Company's assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 17 to the consolidated financial statements for the year ended December 31, 2017 appearing in Item 8.
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
The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company's ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company's risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company's financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company's credit risk to customers as well as to third parties and increases in general systemic risk. Certain of the Company's risk management systems are subject to regulatory review and may be found to be insufficient by the Company's regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Regulators have announced their intention to regularly review companies' risk control practices, and, if found inadequate, bring enforcement actions and sanctions against such firms.

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
The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•	employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading);

•	employee theft and improper use of Company or client property;

•	employees conspiring with third parties to defraud the Company;

•	employees hiding unauthorized or unsuccessful activities from the Company, including outside business activities that are undisclosed and may result in liability to the Company;

•	employees steering or soliciting their clients into investments which have not been sponsored by the Company and without the proper diligence;

•	the improper use of confidential information; or

•	employee conduct outside of acceptable norms including harassment.

These types of misconduct could result in unknown and unmanaged risks or losses to the Company including regulatory sanctions and serious harm to its reputation. The precautions the Company takes to prevent and detect these activities may not be effective. If employee misconduct does occur, the Company's business operations could be materially adversely affected.
There have been a number of highly-publicized cases involving fraud or other misconduct by employees in the financial services industry, and the Company has experienced such cases in the past and there is a risk that our employees could engage in misconduct in the future that adversely affects our business. The Company has experienced employee misconduct which has led to regulatory sanctions and legal liability that has adversely affected our results and could continue to adversely affect our results in the future. We remain subject to a number of obligations and standards arising from our asset management business and our authority over the assets managed by our asset management business. In addition, our financial advisers may act in a fiduciary capacity, providing financial planning, investment advice and discretionary asset management. The violation of these obligations and standards by any of our employees could adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If our employees engage in misconduct, our business could be materially adversely affected including our cash position.
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
The expectations of sound operational and informational security practices have risen among our clients and vendors, the public at large and regulators. Our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, cyber-attacks and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches. However, there can be no assurance that we will not suffer such losses in the future. Despite our implementation of protective measures and endeavoring to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to human error, natural disasters, power loss, spam attacks, unauthorized access, distributed denial of service attacks, computer viruses and other malicious code and other events that could have an impact on the security and stability of our operations. Notwithstanding the precautions we take, if one or more of these events were to occur, this could jeopardize the information we confidentially maintain, including that of our clients and counterparties, which is processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our clients and counterparties. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications or disclosures. We may also be subject to litigation and financial losses that are neither insured nor covered under any of our current insurance policies. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to potential disciplinary action by regulators. In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws governing the protection of personally identifiable information and international laws. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue. Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages.

The Company may be exposed to damage to its business or its reputation by cybersecurity incidents.
As the world becomes more interconnected through the use of the internet and users rely more extensively on the internet and the cloud for the transmission and storage of data, such information becomes more susceptible to incursion by hackers and other parties intent on stealing or destroying data on which the Company or our clients rely. We face an evolving landscape of cybersecurity threats in which hackers use a complex array of means to perpetrate cyber-attacks, including the use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks, and distributed denial-of-service attacks, among other means. These cybersecurity incidents have increased in number and severity and it is expected that these trends will continue. Should the Company be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

•
remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;

•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;

•	lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including regulatory actions by state and federal regulators; and

•	loss of reputation
Increasingly, intruders attempt to steal significant amounts of data, including personally identifiable data and either hold such data for ransom or release it onto the internet, exposing our clients to financial or other harm and thereby significantly increasing the liability of the Company in such cases. Our regulators have introduced programs to review our protections against such incidents which, if they determined that our systems do not reasonably protect our clients assets and their data, could result in enforcement activity and sanctions.
The Company has and continues to introduce systems and software to prevent any such incidents and increasingly reviews and increases its defenses to such issues through the use of various services, programs and outside vendors. The Company also continually reviews and revises its cybersecurity policy to ensure that it remains up to date. In the event that the Company experiences a material cybersecurity incident or identifies a material cybersecurity threat, the Company will make all reasonable efforts to properly disclose it in a timely fashion. It is impossible, however, for the Company to know when or if such incidents may arise or the business impact of any such incident.
As a result of such risks, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At its regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are briefed and brought up to date on cybersecurity.
The Company continually encounters technological change.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, driven by the emergence of the Fintech industry. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

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
The Company has received two notices, the latter of which was a claim filed in court in British Columbia, Canada, from the current owners of two separate rural mountainous properties in Canada claiming that the Company may be liable for environmental claims with respect to such properties and designating the Company a potentially responsible party in remedial activities for the cleanup of waste sites under applicable statutes. The Company is believed to have held title to and also to have operated various properties in British Columbia, Canada from October 1942 through August 1969 and to have engaged in mining and milling operations for some part of that period. The Company was originally incorporated in British Columbia, Canada in 1933, under the name Sheep Creek Gold Mines Limited. The Company underwent a series of name changes and continuances, including from British Columbia to Ontario, from Ontario to Canadian federal jurisdiction and then, in May 2009, from Canada to Delaware.
The Company currently believes that future environmental claims, if any, that may be asserted will not be material and that its potential liability for known environmental matters is not material, however, there can be no guarantee that this is the case. Environmental and related remediation costs are difficult to quantify. Applicable law may impose joint and several liabilities on each potentially responsible party for the cleanup. See "Legal Proceedings" in Item 3.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company's business.
Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. Although, management has established a disaster recovery plan, there is no guarantee that such plan will allow the Company to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains disaster recovery sites to aid it in reacting to circumstances such as those described above. The fourth quarter of 2012 was impacted by Superstorm Sandy which occurred on October 29th causing the Company to vacate its two principal offices in downtown Manhattan and displaced 800 of the Company's employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days. During the displacement period the Company successfully implemented its business continuity plan by relocating personnel from both of its downtown Manhattan locations into other branch offices and back-up facilities in the region. Other than the closure of the financial markets for two business days, the Company was able to successfully clear and settle open trades that took place prior to the storm and to get its trading, operations, technology, and other support functions mobilized to process business once the financial markets reopened. The plans and preparations for such eventualities, including the sites themselves, may not be adequate or effective for their intended purpose. Recent weather-related incidents in Florida and Texas have resulted in the need to close those branch offices for short periods of time but have not affected our ability to service our clients in those parts of the country. These experiences lead us to believe that such occurrences will increase in number and severity in the future due to changing weather patterns.

Our risk management and conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.
We seek to manage, monitor and control our operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, management review processes and other mechanisms; however, there can be no assurance that our procedures will be effective. Our banking and trading processes seek to balance our ability to profit from banking and trading positions with our exposure to potential losses. While we use limits and other risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate unforeseen economic and financial outcomes or the specifics and timing of such outcomes. Our risk management methods may not predict future risk exposures effectively. In addition, some of our risk management methods are based on an evaluation of information regarding markets, clients and other matters that are based on assumptions that may no longer be accurate. A failure to manage our growth adequately, or to manage our risk effectively, could materially and adversely affect our business and financial condition. Financial services firms are subject to numerous actual or perceived conflicts of interest, which are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex as we expand our business activities. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of clients to transact business with us or give rise to litigation or regulatory actions. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could result in material harm to our business and financial condition.
The effect of climate changes on the Company cannot be predicted with certainty.
The Company is not directly affected by changes in environmental legislation, regulation or international treaties and the Company is not involved in an industry which is significantly impacted by climate changes except as such changes may affect the general economy of the United States and the rest of the world. In addition, severe weather conditions such as storms, snowfall, and other climatic events may affect one or more offices of the Company. In October 2012, Superstorm Sandy caused dislocation and disruption of the Company's operations. Any such event may materially impact the operations or finances of the Company. The Company maintains disaster recovery plans and property insurance for such emergencies. Recent incidents in Florida and Texas have resulted in the need to close those branch offices for short periods of time but have not affected our ability to service our clients in those parts of the country. These experiences lead us to believe that such occurrences will increase in number and severity in the future due to changing weather patterns. A significant change in the climate of the world could affect the general growth in the economy, and population growth and create other issues which will over time affect returns on financial instruments and thus the financial markets in general. It is impossible to predict such effects on the Company's business and operations.
The downgrade of U.S. long term sovereign debt obligations and issues affecting the sovereign debt of European nations may adversely affect markets and other business.
On August 5, 2011, S&P lowered its long term sovereign credit rating on the United States of America from AAA to AA+. Credit agencies have also reduced the credit ratings of various sovereign nations, including Greece, Italy, France and China. While the ultimate impact of such actions is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States. Moreover, the market's anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. Various types of financial markets, including, but not limited to, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets may be adversely affected by these impacts. In addition, the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already as the market anticipated the downgrade.
The negative impact that may result from this downgrade or any future downgrade could adversely affect our credit ratings, as well as those of our clients and/or counterparties, and could require us to post additional collateral on loans collateralized by U.S. Treasury securities. The unprecedented nature of this and any future negative credit rating actions with respect to U.S. government obligations will make any impact on our business, financial condition and liquidity unpredictable. In addition, any such impact may not be immediately apparent.
In addition, global markets and economic conditions have been negatively impacted by the ability of certain EU member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments' financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets and may negatively impact our business, financial condition and liquidity.

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
The Company issues two classes of shares, Class A Stock and Class B voting common stock (the "Class B Stock"). At December 31, 2017, there were 99,665 shares of Class B Stock outstanding compared to 13,139,203 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.
The Company's Chairman and CEO owns a significant portion of the Company's Class B Stock and therefore can exercise significant control over the corporate governance and affairs of the Company.
An entity controlled by the Company's Chairman and CEO, Mr. Albert Lowenthal, owns over 96% of the Class B voting shares. As a result, Mr. Lowenthal can exercise substantial influence over the outcome of most, if not of all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This Class B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the impact of "say on pay" provisions at the Company.

Possible additional issuances of the Company's stock will cause dilution.
At December 31, 2017, the Company had 13,139,203 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 14,499 shares of Class A Stock, as well as outstanding unvested restricted stock awards granted for an additional 1,067,296 shares of Class A Stock. The Company is further authorized to issue up to 1,143,598 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As the Company issues additional shares, stockholders' holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A Stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company's stockholders. The market price of the Company's Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.
The Tax Cuts and Jobs Act may impact our business in unforeseen ways.
The enactment of the Tax Cuts and Jobs Act (the "TCJA") on December 22, 2017 will significantly impact the manner in which we determine our federal income tax and may have unforeseen consequences. The TCJA is the first major overhaul of U.S. corporate taxation in almost 20 years with both positive and negative impacts on our business. The positive impacts include reducing the federal corporate income tax rate from 35% to 21% and accelerating the recovery period of the Company’s fixed assets. These positive impacts are offset by new tax provisions intended to expand the federal tax base by disallowing certain expenses that were previously deductible (i.e. 50% of entertainment expenses, deductions for certain senior management compensation, etc.). It is difficult to determine the overall impact on our business, but it appears that the Company will have a net savings in its federal income tax liability. Changes in taxation on non-U.S earned income may impact our operation of those businesses and our employment practices may need to change in view of the new law.
The impact of the TCJA may also have significant impact on our clients and their future behavior in light of the new tax rates applicable to individuals, trusts and unincorporated businesses. The limitation on the deductibility of state and local taxes and real estate taxes for individuals may result in clients moving to lower tax states where we do not have operations.

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
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting 'Forward-Looking Statements'" in Item 7.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, reserves have not been established for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $37.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" in Item 7 for additional details.
As previously disclosed, Oppenheimer, without admitting or denying liability, entered into a Consent Order (the "Order") with the Massachusetts Securities Division (the "MSD") on February 26, 2010 and an Assurance of Discontinuance ("AOD") with the New York Attorney General ("NYAG" and together with the MSD, the "Regulators") on February 23, 2010, each in connection with Oppenheimer's sales of ARS to retail and other investors in the Commonwealth of Massachusetts and the State of New York.

Pursuant to the terms of the Order and AOD, Oppenheimer commenced and closed seventeen offers to purchase ARS from customer accounts with the Company's latest offer to purchase expired on February 12, 2018. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of December 31, 2017, the Company had purchased and holds (net of redemptions) $113.9 million of ARS pursuant to the settlements with the Regulators and legal settlements and awards.
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
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of December 31, 2017, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2017 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2016, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of December 31, 2017, there were no pending ARS-related cases against Oppenheimer. As of December 31, 2017, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements" in Item 7.

Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"). On July 27, 2011, the Court of Appeals denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full, and judgment was entered in Oppenheimer's favor and the court dismissed the case. On January 24, 2017, the Trustee appealed the summary judgment order to the U.S.N.D. GA. The Trustee requested oral argument on the appeal which was granted by the U.S.N.D. GA. The oral argument was heard on February 5, 2018. On February 12, 2018, the U.S.N.D. GA issued an order (the "District Court Order") reversing the Bankruptcy Court's summary judgment order and remanding the proceedings to the Bankruptcy Court. Oppenheimer intends to appeal the District Court Order to the Court of Appeals. Oppenheimer believes it has meritorious defenses and expects to defend the claims vigorously, including pursuing dismissal of the claims against it.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. Following removal to the United States District Court for the Eastern District of Texas, Sherman Division, Providence Holdings, Inc. filed a new action in that court against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On March 18, 2013, the Texas court approved the parties' stipulation to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., described below. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. and Jerry Lancaster asserted cross-claims against Oppenheimer Holdings Inc., Oppenheimer Asset Management Inc., Oppenheimer Investment Management LLC, and Oppenheimer Trust Company Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in fact discovery. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously, including pursuing dismissal of the claims against it.
On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York ("New York Court"), a breach of contract action against Canadian Imperial Bank of Commerce ("CIBC") in connection with the Company's acquisition of CIBC's U.S. capital markets businesses for an amount of damages to be proven at trial. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company's amended complaint. In October 2014, the motion to dismiss was granted in part and denied in part by the New York Court and the parties proceeded to discovery. On November 3, 2017, CIBC filed a motion for summary judgment. Fact discovery in the case has concluded and the parties await the Court's ruling on CIBC's motion for summary judgment.

In October 2013, JPMorgan Chase Clearing Corp. ("JPMCC"), a division of JPMorgan Chase, filed a FINRA arbitration claim against Oppenheimer ("JPMCC Arbitration") seeking a declaration from the panel ordering that Oppenheimer indemnify it for all damages and costs, including but not limited to attorneys' fees, for litigation in Germany that had begun in 2011 ("German Litigation"). Multiple investors in Germany sought redress from JPMCC for losses associated with a Swiss investment advisory firm, Salomon Investment AG, later renamed SAL Investment AG, that had solicited their business by phone and pooled their funds in an omnibus account at the German offices of Josephthal Lyon & Ross GmbH ("Josephthal GmbH"), and had invested those funds unsuitably and charged the investors excessive commissions and fees from about 1995 to 1998. Josephthal Lyon & Ross Inc. ("Josephthal") was acquired by what is now Oppenheimer in 2001. Bear Stearns, acquired by JPMorgan Chase in 2008, cleared trades for the aforementioned omnibus account. JPMCC based its indemnification claim on clearing agreements executed in 1991 and 2000. In August 2014, judgments ("Judgments") in favor of seven German plaintiffs grouped in three separate cases were finalized in the German court in Dusseldorf against JPMCC. The German court found that JPMCC was liable to the plaintiffs for damages in amounts totaling (including interest) approximately €1.25 million (approximately U.S. $1.33 million). These judgments were affirmed by an intermediate level appellate court, and JPMCC and Oppenheimer, as an intervening party, requested leave to appeal those decisions to Germany's highest appellate court. In addition, eighteen other plaintiffs have filed statements of claim against JPMCC in Dusseldorf with claimed aggregate damages (excluding claims for interest and attorneys' fees) of approximately €3.2 million (approximately U.S. $3.4 million). In an agreement executed by JPMCC on October 7, 2016, JPMCC settled the claims asserted by the plaintiffs in the above referenced matters then pending in Germany for €3.9 million (approximately U.S. $4.14 million). In an agreement executed in January 2018, Oppenheimer settled all of the claims asserted by JPMCC in the JPMCC Arbitration by paying JPMCC an amount equal to U.S. $1.8 million in return for the dismissal of all claims.
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division(which was subsequently transferred in 2014 to the Civil Division ("Trial Court") where it remains), in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company, Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs are now on their sixth amended complaint. Plaintiffs allege that defendants failed to properly communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that the defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 30, 2016, the defendants filed a motion for summary judgment seeking to dismiss all of the plaintiffs' claims. On May 16, 2017, the Trial Court denied each of the plaintiffs' and defendants' motion for summary judgment. On November 21, 2016, the plaintiffs filed a motion for Leave to Seek Punitive Damages against the defendants. On March 24, 2017, the Trial Court granted the plaintiffs' motion. On April 24, 2017, the defendants appealed the Court's ruling to the District Court of Appeals of the Florida-Third District ("Appellate Court"). Oral argument on the appeal was heard on January 22, 2018. On May 8, 2017, the plaintiffs filed a motion in the Appellate Court to dismiss the defendants' appeal. On May 24, 2017, the Appellate Court denied the plaintiffs' motion. On February 7, 2018, the Appellate Court dismissed the defendants' appeal. On February 12, 2018, the Trial Court entered an order setting June 25, 2018 as the date for the trial to commence. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.
In August 2016, claimant James Batsmasian filed a FINRA arbitration claim against Oppenheimer seeking damages in the amount of $6.75 million, plus punitive damages in the amount of $500,000 and interest, and asserting a variety of claims, including claims for fraud, gross negligence, negligent misrepresentation, breach of contract and failure to supervise, in connection with his alleged purchase of securities in OneScreen, Inc. in 2013 and Adaptive Medias, Inc. in 2014 and 2015 which purchases were not made through claimant's account at Oppenheimer. Although claimant did not purchase these securities in his Oppenheimer account, he alleges that he was induced to purchase these securities as a result of misrepresentations made by one or more former Oppenheimer employees. Oppenheimer has filed an answer denying the claims, as well as a third-party claim against a former Oppenheimer employee. The arbitration hearing was scheduled to commence in October 2017 but has been adjourned with no new hearing date. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.

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
See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" in Item 7.

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
The following tables set forth the high and low sales prices of the Class A Stock on the NYSE for the 2017 and 2016 fiscal years. Prices provided are based on data provided by the NYSE.

		NYSE
Class A Stock		High	Low
2017	1st Quarter	$19.60	$15.90
	2nd Quarter	18.25	15.10
	3rd Quarter	17.70	15.40
	4th Quarter	29.00	17.35
2016	1st Quarter	16.98	13.58
	2nd Quarter	16.66	13.63
	3rd Quarter	16.49	13.74
	4th Quarter	19.65	13.65
As of December 31, 2017, there were 1,081,795 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of February 28, 2018 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares	Number of Stockholders of Record
Class A Stock	13,141,103	83
Class B Stock	99,665	40
(c) Dividends
The following table sets forth the frequency and amount of any cash dividends declared on the Company's Class A Stock and Class B Stock for the fiscal years ended December 31, 2016 and 2017 and the first quarter of 2017:

Type	Declaration Date	Record Date	Payment Date	Amount Per Share
Quarterly	February 1, 2018	February 12, 2018	February 26, 2018	$0.11
Quarterly	October 27, 2017	November 10, 2017	November 24, 2017	0.11
Quarterly	July 28, 2017	August 11, 2017	August 25, 2017	0.11
Quarterly	April 28, 2017	May 12, 2017	May 26, 2017	0.11
Quarterly	January 27, 2017	February 10, 2017	February 24, 2017	0.11
Quarterly	October 28, 2016	November 11, 2016	November 25, 2016	0.11
Quarterly	July 29, 2016	August 12, 2016	August 26, 2016	0.11
Quarterly	April 29, 2016	May 13, 2016	May 27, 2016	0.11
Quarterly	January 29, 2016	February 12, 2016	February 26, 2016	0.11

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
The Company's share-based compensation plans are described in note 14 to the consolidated financial statements appearing in Item 8.
(e) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2012	2013	2014	2015	2016	2017
Oppenheimer Class A Stock	100	146	137	103	110	158
S&P 500	100	130	144	143	157	187
S&P 500 / Diversified Financials	100	139	161	144	171	211
Stock Buy-Back
On May 5, 2017, the Company announced that its board of directors approved a share repurchase program that authorizes the
Company to purchase up to 650,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,178,571 then issued and outstanding shares of Class A Stock. This authorization supplemented the 40,734 shares that remained authorized and available under the Company's previous share repurchase program covering up to 665,000 shares of the Company's Class A Stock, which was announced on September 15, 2015, for a total of 690,734 shares authorized and available for repurchase.
During the year ended December 31, 2017, the Company purchased and canceled an aggregate of 450,350 shares of Class A Stock for a total consideration of $7.5 million ($16.57 per share). As of December 31, 2017, 508,906 shares were available to be purchased under this program.
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

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 2017:

(Expressed in thousands, except number of shares and per share amounts)
	2017	2016	2015	2014	2013
Revenue	$920,338	$857,779	$897,801	$981,135	$985,568
Net income (loss) from continuing operations	21,870	(9,630)	(2,834)	5,056	19,462
Net income from discontinued operations	1,130	10,121	5,732	4,505	6,691
Net income	23,000	491	2,898	9,561	26,153
Net income attributable to noncontrolling interest, net of tax	184	1,652	936	735	1,092
Net income (loss) attributable to Oppenheimer Holdings Inc.	$22,816	$(1,161)	$1,962	$8,826	$25,061
Basic net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$1.65	$(0.72)	$(0.21)	$0.37	$1.44
Discontinued operations	0.07	0.63	0.35	0.28	0.41
Net income (loss) per share	$1.72	$(0.09)	$0.14	$0.65	$1.85
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$1.60	$(0.72)	$(0.21)	$0.36	$1.38
Discontinued operations	0.07	0.63	0.35	0.26	0.39
Net income (loss) per share	$1.67	$(0.09)	$0.14	$0.62	$1.77
Total assets	$2,438,517	$2,236,930	$2,698,004	$2,791,479	$2,961,197
Long term debt	$198,837	$149,352	$148,868	$148,383	$192,265
Total liabilities	$1,914,606	$1,723,596	$2,172,922	$2,257,747	$2,433,326
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.44
Total Oppenheimer Holdings Inc. stockholders' equity	$523,550	$510,703	$518,058	$527,644	$522,518
Book value per share attributable to Oppenheimer Holdings Inc. (1)	$39.55	$38.22	$38.84	$38.71	$38.77
Number of shares of capital stock outstanding (1)	13,238,868	13,360,760	13,338,166	13,630,368	13,477,647

(1)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2017, the Company provided its services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of December 31, 2017 total $86.9 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At December 31, 2017, client assets under management totaled $28.3 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. At December 31, 2017, the Company employed 2,992 employees (2,932 full-time and 60 part-time), of whom 1,107 were financial advisers.
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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed at December 31, 2017 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2016, as follows:

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
At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value. See note 17 to the consolidated financial statements appearing in Item 8 for further discussion.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value at December 31, 2017. See note 17 to the consolidated financial statements appearing in Item 8 for further discussion.

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

The Company records uncertain tax positions in accordance with the FASB Accounting Standards Codification ("ASC") 740, "Income Taxes" on the basis of a two-step process whereby it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and, for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The Company has not completed its accounting for the income tax effects of certain elements of the TCJA. However, the Company was able to make reasonable estimates of the effects of certain elements and recorded a provisional estimate in the consolidated financial statements. The estimated enactment net discrete after-tax benefit incorporates assumptions made based upon the Company's current interpretations of the TCJA, and may change as it receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. See note 13, Income taxes.
New Accounting Pronouncements
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
Corporate Tax Reform
On December 22, 2017, the TCJA was enacted. The TCJA will significantly impact the manner in which we determine our federal income tax and may have unforeseen consequences. The TCJA is the first major overhaul of U.S. corporate taxation in almost 20 years with both positive and negative impacts on our business. The positive impacts include reducing the federal corporate income tax rate from 35% to 21% and accelerating the recovery period of the Company’s fixed assets. These positive impacts are offset by new tax provisions intended to expand the federal tax base by disallowing certain expenses that were previously deductible (i.e. 50% of entertainment expenses, deductions for certain senior management compensation, etc.). It is difficult to determine the overall impact on our business, but it appears that the Company will have a net savings in its federal income tax liability. Changes in taxation on non-U.S earned income may impact our operation of those businesses and our employment practices may need to change in view of the new law.
Regulatory and Legal Environment
The brokerage business is subject to regulation by, among others, the SEC, CFTC, NFA, MSRB and FINRA in the United States, the FCA in the United Kingdom, the JFSC in the Isle of Jersey, the SFC in Hong Kong, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses resulted in the enactment of the Sarbanes-Oxley Act of 2002 and caused increased regulation of public companies. The financial crisis of 2008-9 accelerated this trend. New regulations and new interpretations and enforcement of existing regulations have created increased costs of compliance and increased investment in systems and procedures to comply with these more complex and onerous requirements. The SEC and FINRA have increased their enforcement activities with the intent to bring more actions against firms and individuals with increased fines and sanctions for violations of existing rules as well as for conduct that stems from violations of new interpretations of existing rules. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. New rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans and increased the disclosures provided to clients. Some European jurisdictions have created a tax on securities transactions. The Consumer Financial Protection Bureau has stated its intention to implement new rules affecting the interaction between financial institutions and consumers. Other rules may be enacted which may impact the Company. Recent announcements make it appear increasingly likely that the rules surrounding financial institutions may change in the U.S., including changes to the Dodd-Frank Act.

In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") is considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice will be required to meet "conflict of interest" standards which is likely to limit commission-based compensation in favor of fee-based compensation plans. The rules will also in all likelihood discourage the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract ("BIC") exemption, which would, under certain circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there is no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest rules will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The Company presently expects to continue to offer commission-based activity to retirement accounts.
The new fiduciary standard definitions for investment advice were effective on June 9, 2016 with an applicable date for compliance that was originally scheduled for April 10, 2017. On April 7, 2017, the DOL delayed compliance with the new rule until June 9, 2017. The rules became applicable on that date. Full compliance with the BIC and other exemptions was initially delayed until January 1, 2018 and then further delayed until July 1, 2019.
Some forms of compensation traditionally associated with the recruiting of financial advisers and the ability of financial advisers to have clients transfer their IRA and retirement accounts have been impacted by the DOL Rules. Under the new rules, fiduciaries are subject to personal liability for losses resulting from a breach of their duties. The fiduciary rule also has implications for long term incentive programs designed to reward financial advisers for increasing their business and their assets under management and administration. The Company has reviewed its business and operating models in light of these new rules as they have brought significant structural and operational changes to the Company and are likely to have an impact on revenues derived from retirement accounts and the desirability of servicing such accounts except when they are participating in fixed fee based programs. The SEC has announced its intention to adopt a fiduciary standard and accompanying rules for securities accounts. Various sections of the Dodd-Frank Act and DOL rules are currently under review by the Trump administration. These rules may be subject to proposed changes and/or elimination.
Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by the Dodd-Frank Act in 2011. The Volcker Rule is intended to restrict U.S. banks and other financial institutions that accept deposits from conducting proprietary trading activities, as well as investing in hedge funds and private equity funds for their own account. The intent of the Volcker Rule is to reduce risk to the capital of such institutions through reducing speculation and risk-taking with bank capital. The Volcker Rule became effective on July 21, 2015. The U.S. Treasury Department has proposed that it will announce changes to the requirements of the Volcker Rule. No details on proposed changes have been issued. The Company believes that the Volcker Rule will not directly affect its operations, but indirect effects cannot be predicted with any certainty. Additionally, the Federal Reserve in conjunction with other U.S. regulatory organizations has analyzed the U.S. financial system and the impact that might result from the failure of one or more "Strategically Important Financial Institutions" ("SIFI"). To date, less than 50 such institutions have been identified and will be made subject to special regulations including the requirement to create a plan for their orderly demise in the event of a failure. Oppenheimer has not been identified as a SIFI. There can be no assurance that this list will not grow to include more SIFI institutions. The Company has no reason to believe that it will be identified as a SIFI. But, this requirement may have broader implications for the capital markets as capital becomes less available in various markets and markets become increasingly volatile.
The adoption of rules under Basel II have resulted in a number of large international banks adopting new business models which have included the abandonment of a variety of securities related businesses deemed to present excessive risks and requiring substantial capital that was not justified by the related returns. In addition, the European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as "MiFID II") that would prevent broker-dealers from "bundling" the cost of research together with trading commissions. These rules became effective on January 3, 2018. The long term effects of these changes on the markets and on competition are impossible to predict. MiFID II is already having an impact on the manner in which business is being conducted in the United Kingdom and in Europe. The ability to be compensated for equity research activities has been reduced and institutional clients are required to make payments for research through cash payments rather than transaction based commissions.

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
The rules and requirements that were created by the passage of the Patriot Act and the anti-money laundering regulations (AML) in the U.S. and similar laws in other countries that are related, have created significant costs of compliance and can be expected to continue to do so. FinCEN ("Financial Crimes Enforcement Network") has heightened their review of activities of broker-dealers where heretofore their focus had been on commercial banks. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act and the Foreign Corrupt Practices Act with respect to the amount of diligence and on-going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has significantly increased its AML staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures. In May 2016, FinCEN's proposed rule on customer due diligence was finalized with an effective date of May 11, 2018. FINRA has recently announced the expansion of the AML regulations to include the collection and analysis of other types of client activity.
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
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to its business and report the results of measurement to senior management. This includes a review of whether those risks might be based on historical events that have affected the firm or other firms and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer needs to consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect all customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested the processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and has enhanced its liquidity risk management practices to better align with the guidance provided in Regulatory Notice 15-33.
On January 8, 2018, FINRA released for comment Regulatory Notice 18-02 "Liquidity Reporting and Notification" which would require member firms to notify FINRA no more than 48 hours after specified events that may signal an adverse change in liquidity risk. This notice would also require members to file a new Supplemental Liquidity Schedule ("SLS") detailing the largest customer and counterparty exposures as a supplement to the FOCUS Report. On the new SLS, member firms would report information related to specified financing transactions and other sources or uses of liquidity. The information would include among other things financing term, collateral types and large counterparties.

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
On February 19, 2015, the board of directors formed a Special Committee in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners, LLC ("Kalorama") to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. In May 2017, the Board approved the assumption of the duties of the Special Committee by the Compliance Committee and the dissolution of the Special Committee. As part of its engagement of Kalorama, the Company agreed that the recommendations of Kalorama would be shared with the SEC. Moreover, Oppenheimer and OAM agreed to adopt the recommendations made by Kalorama for the FINRA IC and Additional IC Reports discussed below, subject to a process for any recommendations found by the Company to be impractical or overly burdensome.
In August 2015, Kalorama delivered a report as a result of a settlement reached by Oppenheimer with FINRA in a matter unrelated to the SEC matter discussed above (the "FINRA IC Report"). The FINRA IC Report was critical of the Company's governance practices, its management and its compliance program at the time of the review in 2015. The Company adopted and has implemented all of the recommendations made by Kalorama except for several technology projects that the Company expects to complete in the near future. The Company believes the changes made were responsive to the criticisms and recommendations made by Kalorama.

On December 15, 2016, the Company's agreement with Kalorama expired by its terms, and as of the current date has not been renewed, although Kalorama had not yet delivered the reports required by the SEC. In May and June 2017, Kalorama delivered five additional reports. Two of those reports were rendered in connection with the January 2015 SEC Order, while another report was rendered in connection with Oppenheimer's 2015 settlement with the SEC in connection with the SEC's Municipalities Continuing Disclosure Cooperation ("MCDC", collectively the "Required Reports") initiative and two additional reports not arising out of any regulatory order (the "Additional IC Reports"). Each of the reports has been reviewed by the Company, including the Compliance Committee. The Required Reports and the Additional IC Reports repeat a number of the criticisms regarding the Company's governance practices, its management and its compliance programs and include a substantial number of recommendations, a number of which appear in the FINRA IC Report. The Company believes it has already adopted and implemented a significant number of the recommendations made in the Required Reports and the Additional IC Reports and expects that it will adopt and implement most of the remaining recommendations. However, there can be no assurances that the Company will be able to implement all of the recommendations as set forth in the Required Reports and Additional IC Reports and, to the extent the Company does not implement or provide a satisfactory alternative method of implementation, the Company may be exposed to further SEC or other regulatory enforcement action. Furthermore, implementation of the remaining recommendations included in the Required Reports and Additional IC Reports or any recommendations made in any additional reports may be costly and time consuming, may divert management's attention from operating the Company's business and may have an adverse effect on the Company. The Company has incurred a significant amount of expenses in connection with the preparation of the FINRA IC Report, the Required Reports and the Additional IC Reports and may continue to incur additional expenses related thereto.
Since August 2014, Oppenheimer has been responding to information requests from the SEC regarding the supervision of one of its former financial advisers who was indicted by the United States Attorney's Office for the District of New Jersey in March 2014 on allegations of insider trading. A number of Oppenheimer employees have provided on-the-record testimony in connection with the SEC inquiry. Oppenheimer is continuing to cooperate with the SEC inquiry.
Since September 2016, Oppenheimer has been responding to information requests from FINRA regarding the supervision of Oppenheimer’s sale of unit investment trusts from 2011 to 2015. The inquiry is part of a larger targeted examination or "sweep" examination involving many other brokerage firms. Oppenheimer is continuing to cooperate with the FINRA inquiry.

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

The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 97%. There can be no assurance that the Company will be successful in finding a liquidity solution for all its clients' ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" appearing in Item 1A and "Factors Affecting 'Forward-Looking Statements'" herein.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2017, the Company purchased and holds (net of redemptions) approximately $113.9 million in ARS from its clients. As of December 31, 2017, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $11.0 million from clients through 2020 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company's clients held at Oppenheimer approximately $49.7 million of ARS at December 31, 2017 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. See "Legal Proceedings" in Item 3 and note 15 to the consolidated financial statements appearing in Item 8.

Business Continuity
The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company maintains a data center which is housed in a location different from its headquarters. The move to new headquarters in 2012 required additional outlays for business continuity purposes although considerable savings have begun to be realized by the availability of independent electric generating capacity for the entire building which will support the Company's infrastructure and occupancy. The Company continues to review the adequacy of its remote data center and anticipates that, over the next few years, it may make a determination to move the center to a more remote location than where it currently resides. There is no guarantee that in the event of a significant business disruption that the Company's business continuity plans will be successful in restoring operations in a timely manner.
Cybersecurity
The Company has been focused for many years on the issues of maintaining the security of its clients' data, access to its data processing environment, and its data processing facilities. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" in Item 1A. Recent examples of vulnerabilities by other companies and the government which have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused the Company to continually review its security policies and procedures and to take additional actions to protect its network and its information.
Given the importance of protection of client data, regulators have developed increased oversight of cybersecurity planning and protections which have been put in place by broker-dealers and other financial service providers. Such planning and protection are subject to oversight and examination on a periodic or targeted basis by the SEC and FINRA. Such oversight is expected to intensify, given recent data breaches by other organizations that have been announced involving tens of millions of individuals' personally identifiable information. The Company continues to adopt procedures to address the risks posed by the current environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases will be required in the future, as the sophistication and persistency of such attacks increase.
Outlook
The Company recognizes the increased focus on compliance with the regulatory requirements of our industry, and we must continue to perform a rigorous and ongoing assessment of our compliance and risk management efforts, invest in people and programs, all while continuing to provide a platform with first class investment ideas and services. The Company is committed to continuing to improve its technology capabilities to ensure compliance with industry regulations, support client service and expand its wealth management and capital markets capabilities. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to develop the existing trading, investment banking, investment advisory and other divisions.
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

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $22.8 million or $1.72 basic net income per share for the year ended December 31, 2017 compared with a net loss of $1.2 million or $0.09 basic net loss per share for the year ended December 31, 2016. Income before income taxes from continuing operations for the year ended December 31, 2017 was $19.7 million compared with a loss before income taxes from continuing operations of $21.9 million for the year ended December 31, 2016. Net income from discontinued operations was $1.1 million for the year ended December 31, 2017 compared with net income from discontinued operations of $10.1 million for the year ended December 31, 2016. Revenue from continuing operations for the year ended December 31, 2017 was $920.3 million, an increase of 7.3% compared with revenue from continuing operations of $857.8 million for the year ended December 31, 2016. Revenue from discontinued operations for the year ended December 31, 2017 was $2.2 million compared with revenue from discontinued operations of $25.3 million for the year ended December 31, 2016.
The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31:

Expressed in thousands)
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commissions	$336,620	37%	$377,317	44%	$417,559	47%
Advisory fees	320,746	35%	269,119	31%	280,247	31%
Investment banking	78,215	8%	81,011	10%	102,540	11%
Interest	48,498	5%	47,649	6%	49,032	5%
Principal transactions, net	23,273	3%	20,481	2%	15,180	2%
Other	112,986	12%	62,202	7%	33,243	4%
Total revenue	$920,338	100%	$857,779	100%	$897,801	100%
The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries both in the U.S. and other countries are closely related because Oppenheimer acts as clearing broker in transactions initiated by these subsidiaries.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years:

(Expressed in thousands)
	2017 versus 2016		2016 versus 2015
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(40,697)	(10.8)	$(40,242)	(9.6)
Advisory fees	51,627	19.2	(11,128)	(4.0)
Investment banking	(2,796)	(3.5)	(21,529)	(21.0)
Interest	849	1.8	(1,383)	(2.8)
Principal transactions, net	2,792	13.6	5,301	34.9
Other	50,784	81.6	28,959	87.1
Total revenue	62,559	7.3	(40,022)	(4.5)
Expenses
Compensation and related expenses	17,428	3.0	(26,110)	(4.3)
Communications and technology	1,588	2.3	3,841	5.8
Occupancy and equipment costs	373	0.6	(2,051)	(3.3)
Clearing and exchange fees	(1,581)	(6.3)	(896)	(3.4)
Interest	8,917	45.9	3,108	19.0
Other	(5,794)	(4.9)	1,550	1.3
Total expenses	20,931	2.4	(20,558)	(2.3)
Income (loss) before income taxes from continuing operations	41,628	*	(19,464)	801.6
Income taxes	10,128	(82.6)	(12,668)	*
Net income (loss) from continuing operations	31,500	*	(6,796)	239.8

Discontinued operations
Income from discontinued operations	(15,268)	(88.1)	8,200	89.7
Income taxes	(6,277)	(87.0)	3,811	111.9
Net income from discontinued operations	(8,991)	(88.8)	4,389	76.6

Net income	22,509	*	(2,407)	(83.1)
Less net income attributable to noncontrolling interest, net of tax	(1,468)	(88.9)	716	76.5
Net income (loss) attributable to Oppenheimer Holdings Inc.	$23,977	*	$(3,123)	*
* Percentage not meaningful.

Fiscal 2017 compared to Fiscal 2016
Revenue
Commission revenue was $336.6 million for the year ended December 31, 2017, a decrease of 10.8% compared with $377.3 million for the year ended December 31, 2016 due to reduced transaction volumes from retail and institutional investors as well as lower financial adviser headcount during the 2017 year.
Advisory fees were $320.7 million for the year ended December 31, 2017, an increase of 19.2% compared with $269.1 million for the year ended December 31, 2016 due to increases in advisory fees on traditional managed products and incentive fees on alternative managed products.
Investment banking revenue was $78.2 million for the year ended December 31, 2017, a decrease of 3.5% compared with $81.0 million for the year ended December 31, 2016 due to lower fees from mergers and acquisition activity and debt capital market transactions partially offset by higher fees from equities underwriting transactions during the 2017 year.
Interest revenue was $48.5 million for the year ended December 31, 2017, an increase of 1.8% compared with $47.6 million in 2016.
Principal transactions revenue was $23.3 million for the year ended December 31, 2017, an increase of 13.6% compared with $20.5 million for the year ended December 31, 2016 due primarily to increases in the valuation of firm investments during the 2017 year.
Other revenue was $113.0 million for the year ended December 31, 2017, an increase of 81.6% compared to $62.2 million for the year ended December 31, 2016 due to higher fees earned on client deposits in the FDIC-insured bank deposit program, positive changes in the cash surrender value of Company-owned life insurance and a favorable arbitration award during the 2017 year.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $602.1 million during the year ended December 31, 2017, an increase of 3.0% compared with the year ended December 31, 2016. The increase was due to higher producer, incentive, share-based, and deferred compensation expenses partially offset by lower salary and healthcare expenses during the year ended December 31, 2017. Compensation and related expenses as a percentage of revenue was 65.4% during the year ended December 31, 2017 compared with 68.2% during the year ended December 31, 2016.
Non-compensation expenses were $298.5 million during the year ended December 31, 2017, an increase of 1.2% compared with $295.0 million during the year ended December 31, 2016 due primarily to higher interest costs and the charge of $6.4 million associated with the settlement with the Israeli VAT Authority in the first quarter of 2017 partially offset by lower legal and regulatory costs during the year ended December 31, 2017.
The effective income tax rate from continuing operations for the year ended December 31, 2017 was 10.8% (benefit) compared with 56.0% (benefit) for the year ended December 31, 2016. The effective income tax rate for the year ended December 31, 2017 was positively impacted by the estimated impact of the TCJA which resulted in a net discrete after-tax benefit of $9.0 million in the fourth quarter of 2017. The effective income tax rate for the year ended December 31, 2016 was positively impacted by income tax provision to tax return true-ups and higher nontaxable benefits received with respect to Company-owned life insurance partially offset by the valuation allowance established on deferred tax assets related to net operating losses of a foreign subsidiary.

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
Non-compensation expenses were $295.0 million during the year ended December 31, 2016, an increase of 1.9% compared with $289.4 million during the year ended December 31, 2015 due primarily to elevated legal and compliance costs and increased communications and technology expenses during the year ended December 31, 2016.
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

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the years ended December 31, 2017 and 2016:

(Expressed in thousands)
	For the Year Ended December 31,
	2017	2016	% Change
Revenue
Private Client	$592,753	$504,192	17.6
Asset Management	89,896	92,852	(3.2)
Capital Markets	231,632	254,933	(9.1)
Corporate/Other	6,057	5,802	4.4
	920,338	857,779	7.3
Income (Loss) before income taxes
Private Client	128,840	66,072	95.0
Asset Management	26,685	31,412	(15.0)
Capital Markets	(39,978)	(17,713)	125.7
Corporate/Other	(95,811)	(101,663)	(5.8)
	$19,736	$(21,892)	(190.2)
Private Client
Private Client reported revenue of $592.8 million for the year ended December 31, 2017, 17.6% higher than the year ended December 31, 2016 due to higher management and incentive fees, fees earned on the FDIC-insured bank deposit program, and margin interest as well as the increase in the cash surrender value of Company-owned life insurance partially offset by lower commissions during the year ended December 31, 2017. Income before income taxes was $128.8 million for the year ended December 31, 2017, an increase of 95.0% compared with the year ended December 31, 2016 due to the foregoing partially offset by increases in share-based and deferred compensation expenses during the year ended December 31, 2017.

•	Retail commissions were $203.2 million for the year ended December 31, 2017, a decrease of 8.0% from the year ended December 31, 2016.

•
Advisory fee revenue on traditional and alternative managed products was $232.2 million for the year ended December 31, 2017, an increase of 28.3% from the year ended December 31, 2016. The increase in advisory fees was due to the increase in the value of AUM, a change in the allocation of advisory fees between the Private Client and Asset Management segments, effective January 1, 2017, which resulted in an increase of $22.2 million in revenue, and an increase in incentive fees generated from hedge funds.

•
Fees earned on client cash deposits in the FDIC-insured bank deposit program were $76.7 million for the year ended December 31, 2017 versus $36.4 million for the year ended December 31, 2016. The increase was due primarily to higher short-term interest rates during the year ended December 31, 2017.

Asset Management
Asset Management reported revenue of $89.9 million for the year ended December 31, 2017, 3.2% lower than the year ended December 31, 2016 due to the change in the allocation of advisory fees between the Private Client and Asset Management segments which became effective January 1, 2017 partially offset by higher management and incentive fees. Income before income taxes was $26.7 million for the year ended December 31, 2017, a decrease of 15.0% compared with the year ended December 31, 2016.

•
Advisory fee revenue on traditional and alternative managed products was $88.3 million for the year ended December 31, 2017, relatively flat compared with the year ended December 31, 2016 due to the increase in the value of AUM and incentive fees generated from the hedge funds offset by the change in the allocation of advisory fees between the Private Client and Asset Management segments, effective January 1, 2017, which resulted in a decrease of $22.2 million in revenue in the Asset Management segment.

•
AUM increased 14.1% to $28.3 billion at December 31, 2017, compared with $24.8 billion at December 31, 2016, which is the basis for advisory fee billings for the first quarter of 2018. The increase in AUM was comprised of asset appreciation of $2.5 billion and net contribution of assets of $1.0 billion.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2017:

(Expressed in millions)
	For the Year Ended December 31, 2017
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$20,952	$3,260	$(1,882)	$1,960	$24,290
Institutional Fixed Income (2)	1,292	72	(596)	(73)	695
Alternative Investments:
Hedge funds (3)	2,344	217	(585)	614	2,590
Private Equity Funds (4)	186			(1)	185
Portfolio Enhancement Program (5)	—	540	(19)	—	521
	$24,774	$4,089	$(3,082)	$2,500	$28,281

(1)
Traditional investments include third party advisory programs, Oppenheimer financial adviser managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.

(2)	Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.

(3)	Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.

(4)	Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.

(5)	Portfolio enhancement program sells uncovered, far out-of-money puts and calls on the $&P 500 Index. The program is market neutral and uncorrelated to the index.
Capital Markets
Capital Markets reported revenue of $231.6 million for the year ended December 31, 2017, 9.1% lower than the year ended December 31, 2016 due to lower commissions, fees from mergers and acquisition activity and debt capital market transactions partially offset by higher fees from equities underwriting transactions during the year ended December 31, 2017. Loss before income taxes was $40.0 million for the year ended December 31, 2017 compared with a loss before income taxes of $17.7 million for the year ended December 31, 2016.

•
Institutional equities commissions decreased 11.3% to $95.0 million for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to lower volatility and trading volumes in the equity markets.

•
Advisory fees earned from investment banking activities decreased 28.0% to $29.5 million for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to a decrease in mergers and acquisitions activity during the year ended December 31, 2017.

•
Equities underwriting fees increased 98.5% to $27.0 million for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to increased capital raising activity during the year ended December 31, 2017.

•
Revenue from Taxable Fixed Income decreased 24.9% to $53.1 million for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to low volatility and client activity leading to a reduction in commission and debt capital markets revenues.

•	Public Finance and Municipal Trading revenue increased 20.3% to $20.7 million for the year ended December 31, 2017 compared with the year ended December 31, 2016.

Liquidity and Capital Resources
At December 31, 2017, total assets increased by 9.0% from December 31, 2016. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company's longer-term capital needs have been met through the issuance of the 6.75% Senior Secured Notes due 2022 (see "Refinancing" below). The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. At December 31, 2017, the Company had $118.3 million of such borrowings outstanding compared to outstanding borrowings of $145.8 million at December 31, 2016. The Company also has some availability of short-term bank financing on an unsecured basis.
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
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements which restrict the Company's ability to utilize this capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $3.8 million and $387,000, respectively, at December 31, 2017. See note 16 to the consolidated financial statements appearing in Item 8 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries is estimated at $3.0 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2017 were those earnings to be repatriated. See note 13 to the consolidated financial statements appearing in Item 8. The Company intends to continue to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions.
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
Refinancing
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Parent used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 10 to the consolidated financial statements appearing in Item 8 for further discussion.

On June 15, 2017, S&P upgraded the Company's 'B' Corporate Family rating and 'B' rating on the Notes to 'B+' with a stable outlook. On December 18, 2017, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets which can be readily converted into cash. Receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. Receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $23.2 million in forgivable notes to employees (which are inherently illiquid) for the year ended December 31, 2017 ($11.5 million for the year ended December 31, 2016) as upfront or backend inducements. The amount of funds allocated to such inducements will vary with hiring activity.
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At December 31, 2017, bank call loans were $118.3 million ($145.8 million at December 31, 2016). The average daily bank loan outstanding for the year ended December 31, 2017 was $123.9 million ($106.5 million for the year ended December 31, 2016). The largest daily bank loan outstanding for the year ended December 31, 2017 was $247.6 million ($229.2 million for the year ended December 31, 2016). The average weighted interest rate on bank call loans applicable on December 31, 2017 was 2.25%.
At December 31, 2017, securities loan balances totaled $180.3 million ($179.9 million at December 31, 2016). The average daily securities loan balance for the year ended December 31, 2017 was $179.4 million ($167.7 million for the year ended December 31, 2016). The largest daily stock loan balance for the year ended December 31, 2017 was $279.5 million ($241.7 million for the year ended December 31, 2016).
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2017, the Company did not have any reverse repurchase agreements and repurchase agreements for which the fair value option was elected.
At December 31, 2017, the gross balances of reverse repurchase agreements and repurchase agreements were $200.7 million and $786.5 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2017 was $267.1 million and $708.5 million, respectively ($351.9 million and $845.6 million, respectively, for the year ended December 31, 2016). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2017 was $661.4 million and $1.0 billion, respectively ($920.3 million and $1.5 billion, respectively, for the year ended December 31, 2016).

 At December 31, 2017, the gross leverage ratio was 4.7
Liquidity Management
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
Funding Risk

(Expressed in thousands)
	For the Year Ended December 31,
	2017	2016
Cash used in operating activities	$(16,136)	$(66,865)
Cash (used in) provided by investing activities	(3,867)	39,717
Cash provided by financing activities	3,244	28,697
Net (decrease) increase in cash and cash equivalents	$(16,759)	$1,549
Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom the Company relies to back away from providing funding to the securities industry. Such a development might impact the Company's ability to finance its day to day activities or increase the costs to acquire funding. The Company may or may not be able to pass such increased funding costs on to its clients. See "Factors Affecting 'Forward-Looking Statements'" herein. In June 2017, the Company refinanced its outstanding indebtedness. See "Refinancing" herein.
Other Matters
On November 24, 2017, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.4 million from available cash on hand.
On February 26, 2018, the Company paid cash dividends of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
The book value of the Company's Class A and Class B Stock was $39.55 at December 31, 2017 compared to $38.22 at December 31, 2016, based on total outstanding shares of 13,238,868 and 13,360,760, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2017 was 13,673,361 compared to 13,368,768 outstanding on December 31, 2016.

Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2017, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2017, the Company purchased and holds (net of redemptions) approximately $113.9 million in ARS from its clients. In addition, the Company is committed to purchase another $11.0 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2017, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.

The ARS positions that the Company owns and are committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At December 31, 2017, the amount of ARS held by the Company that was below investment grade was $25,000 and the amount of ARS that was unrated was $25,000.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at December 31, 2017
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities ("ARS") Owned (1)	$113,875	$2,022	$111,853
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	10,992	8	10,984
Total	$124,867	$2,030	$122,837

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the consolidated balance sheet at December 31, 2017. The valuation adjustment amount is included as a reduction to securities owned on the consolidated balance sheet at December 31, 2017.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2017.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at December 31, 2017. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $25.3 million of ARS as of December 31, 2017.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $2.0 million as of December 31, 2017. The valuation adjustment is comprised of $2.0 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of December 31, 2017 and $8,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under legal settlements and awards. As of December 31, 2017, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $25.3 million of ARS as of December 31, 2017. Since the Company was not committed to purchase this amount as of December 31, 2017, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in note 5 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference. Also, see "Risk Factors – The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Item 1A as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Environment — Other Regulatory Matters" in Item 7 for additional details.

Contractual Obligations
The following table sets forth the Company's contractual obligations as of December 31, 2017:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)	$250,069	$43,727	$69,562	$49,051	$87,729
Committed Capital (1)	1,400	1,400	—	—	—
Senior Secured Notes (2)(3)	267,838	19,988	27,000	220,850	—
ARS Purchase Commitments (1)	10,992	4,160	6,832	—	—
Total	$530,299	$69,275	$103,394	$269,901	$87,729

(1)	See note 15 to the consolidated financial statements appearing in Item 8 for additional information.

(2)	See note 10 to the consolidated financial statements appearing in Item 8 for additional information.

(3)	Includes interest payable of $67.8 million through maturity.
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

Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, including fluctuating oil prices, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions and other participants in the securities markets, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN, FINRA and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws which could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) applications and enforcement of the DOL retirement rules and regulations, (xii) the effectiveness of efforts to reduce costs and eliminate overlap, (xiii) war and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crisis in foreign countries, (xiv) the Company's ability to achieve its business plan, (xv) corporate governance issues, (xvi) the impact of the credit crisis and tight credit markets on business operations, (xvii) the effect of bailout, financial reform and related legislation including, without limitation, the Wall Street Reform and the Dodd-Frank Act, the Volcker Rule and the rules and regulations thereunder and the new DOL rule (see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment" herein), (xviii) the consolidation of the banking and financial services industry, (xix) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xx) credit, operations, legal and regulatory risks, (xxi) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain's June 23, 2016 referendum to exit the EU ("Brexit"), (xxii) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxiii) risks related to the manipulation of the London Interbank Offered Rate ("LIBOR") and concerns over high speed trading, (xxiv) potential cybersecurity threats, (xxv) the effect of technological innovation on our industry and business, (xxvi) risks related to changes by S&P Global Ratings ("S&P") or Moody's Investor Service, Inc. ("Moody's") of its rating on the Company and on the Company's long-term debt, and (xxvii) risks related to elections results, Congressional gridlock, government shutdowns and investigations, changes in or uncertainty surrounding regulations and threats of default by the federal government. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Item 1A.

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
In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the FINRA Rule 4210. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or lower if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the FINRA Rule 4210 permits loans of up to 75% of the value of the equity securities in a customer's account. Further discussion of credit risk appears in note 6 to the Company's consolidated financial statements appearing in Item 8.
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

Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past few years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with the increased volume of regulatory requests has become increasingly problematic within the industry, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment" in Item 7.
The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S. Patriot Act. See further discussion of the Company's reserve policy in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in Item 7, "Legal Proceedings" in Item 3 and "Business — Regulation" in Item 1.
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
At December 31, 2017 and 2016, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2017			VAR for Fiscal 2016
	High	Low	Average	High	Low	Average
Equity price risk	$554	$152	$410	$410	$176	$311
Interest rate risk	1,628	1,112	1,353	1,919	1,294	1,608
Commodity price risk	90	62	75	127	—	76
Diversification benefit	(951)	(1,234)	(1,103)	(1,017)	(1,243)	(1,110)
Total	$1,321	$92	$735	$1,439	$227	$885

(Expressed in thousands)
	VAR at December 31,
	2017	2016
Equity price risk	$554	$410
Interest rate risk	1,112	1,705
Commodity price risk	62	90
Diversification benefit	(1,226)	(1,243)
Total	$502	$962

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2017 from those reported in 2016 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2017 compared to December 31, 2016. The Company's portfolio as of December 31, 2017 includes approximately $16.2 million ($14.3 million in 2016) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and the Results of Operations" and Item 1A, "Risk Factors."
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Oppenheimer Holdings Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2017, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2017 was effective.
The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets and provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.
The Company's internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Oppenheimer Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 2, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, NY
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Oppenheimer Holdings Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, NY
March 2, 2018
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2017	2016
ASSETS
Cash and cash equivalents	$48,154	$64,913
Deposits with clearing organizations	42,222	38,185
Receivable from brokers, dealers and clearing organizations	187,115	214,934
Receivable from customers, net of allowance for credit losses of $769 ($794 in 2016)	848,226	847,386
Income tax receivable	2,939	5,816
Securities purchased under agreements to resell	658	24,006
Securities owned, including amounts pledged of $655,683 ($438,385 in 2016), at fair value	926,597	707,108
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,705 and $7,975, respectively ($24,826 and $6,784, respectively, in 2016)	40,520	30,099
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $82,826 ($84,073 in 2016)	27,187	27,233
Intangible assets	31,700	31,700
Goodwill	137,889	137,889
Other assets	145,310	107,661
Total assets	$2,438,517	$2,236,930
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$42,412	$39,228
Bank call loans	118,300	145,800
Payable to brokers, dealers and clearing organizations	211,483	221,389
Payable to customers	385,907	449,946
Securities sold under agreements to repurchase	586,478	378,084
Securities sold but not yet purchased, at fair value	94,486	85,050
Accrued compensation	173,116	145,053
Accounts payable and other liabilities	92,495	96,557
Senior secured notes, net of debt issuance costs of $1,163 ($648 in 2016)	198,837	149,352
Deferred tax liabilities, net of deferred tax assets of $47,597 ($59,062 in 2016)	11,092	13,137
Total liabilities	1,914,606	1,723,596
Commitments and contingencies (note 15)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,139,203 and 13,261,095 shares issued and outstanding as of December 31, 2017 and 2016, respectively	58,359	59,228
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	58,492	59,361
Contributed capital	36,546	41,765
Retained earnings	426,930	410,258
Accumulated other comprehensive income (loss)	1,582	(681)
Total Oppenheimer Holdings Inc. stockholders' equity	523,550	510,703
Noncontrolling interest	361	2,631
Total stockholders' equity	523,911	513,334
Total liabilities and stockholders' equity	$2,438,517	$2,236,930
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2017	2016	2015
REVENUE
Commissions	$336,620	$377,317	$417,559
Advisory fees	320,746	269,119	280,247
Investment banking	78,215	81,011	102,540
Interest	48,498	47,649	49,032
Principal transactions, net	23,273	20,481	15,180
Other	112,986	62,202	33,243
Total revenue	920,338	857,779	897,801
EXPENSES
Compensation and related expenses	602,138	584,710	610,820
Communications and technology	71,978	70,390	66,549
Occupancy and equipment costs	61,164	60,791	62,842
Clearing and exchange fees	23,545	25,126	26,022
Interest	28,354	19,437	16,329
Other	113,423	119,217	117,667
Total expenses	900,602	879,671	900,229
Income (Loss) before income taxes from continuing operations	19,736	(21,892)	(2,428)
Income taxes	(2,134)	(12,262)	406
Net income (loss) from continuing operations	21,870	(9,630)	(2,834)

Discontinued operations
Income from discontinued operations	2,071	17,339	9,139
Income taxes	941	7,218	3,407
Net income from discontinued operations	1,130	10,121	5,732

Net income	23,000	491	2,898
Less net income attributable to noncontrolling interest, net of tax	184	1,652	936
Net income (loss) attributable to Oppenheimer Holdings Inc.	$22,816	$(1,161)	$1,962

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.65	$(0.72)	$(0.21)
Discontinued operations	0.07	0.63	0.35
Net income (loss) per share	$1.72	$(0.09)	$0.14

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.60	$(0.72)	$(0.21)
Discontinued operations	0.07	0.63	0.35
Net income (loss) per share	$1.67	$(0.09)	$0.14

Dividends declared per share	$0.44	$0.44	$0.44

Weighted average shares
Basic	13,246,423	13,368,768	13,640,610
Diluted	13,673,361	13,368,768	13,640,610
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2017	2016	2015
Net income	$23,000	$491	$2,898
Other comprehensive income, net of tax (1)
Currency translation adjustment	2,263	220	17
Comprehensive income	25,263	711	2,915
Net income attributable to noncontrolling interest, net of tax	184	1,652	936
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$25,079	$(941)	$1,979

(1)	No other comprehensive income is attributable to noncontrolling interests.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2017	2016	2015
Share capital
Balance at beginning of year	$59,361	$57,520	$62,397
Issuance of Class A non-voting common stock	6,595	5,776	3,373
Repurchase of Class A non-voting common stock for cancellation	(7,464)	(3,935)	(8,250)
Balance at end of year	58,492	59,361	57,520
Contributed capital
Balance at beginning of year	41,765	44,438	45,118
Tax deficiency from share-based awards	—	(740)	(277)
Share-based expense	5,583	5,184	4,653
Vested employee share plan awards	(11,227)	(7,117)	(5,056)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	425	—	—
Balance at end of year	36,546	41,765	44,438
Retained earnings
Balance at beginning of year	410,258	417,001	421,047
Net income (loss) attributable to Oppenheimer Holdings Inc.	22,816	(1,161)	1,962
Dividends paid ($0.44 per share)	(5,836)	(5,887)	(6,008)
Dividends received from noncontrolling interest	6	305	—
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	(314)	—	—
Balance at end of year	426,930	410,258	417,001
Accumulated other comprehensive income (loss)
Balance at beginning of year	(681)	(901)	(918)
Currency translation adjustment	2,263	220	17
Balance at end of year	1,582	(681)	(901)
Total Oppenheimer Holdings Inc. stockholders' equity	523,550	510,703	518,058
Noncontrolling interest
Balance at beginning of year	2,631	7,024	6,088
Net income attributable to noncontrolling interest, net of tax	184	1,652	936
Dividends paid to noncontrolling interest	(2,448)	(5,740)	—
Dividends paid to parent	(6)	(305)	—
Balance at end of year	361	2,631	7,024
Total stockholders' equity	$523,911	$513,334	$525,082
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2017	2016	2015
Cash flows from operating activities
Net income for the year	$23,000	$491	$2,898
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,657	6,788	7,188
Deferred income taxes	(2,045)	(2,941)	4,538
Amortization of notes receivable	11,791	12,960	12,708
Amortization of debt issuance costs	353	484	485
Write-off of debt issuance costs	430	—	—
Amortization of mortgage servicing rights	—	1,286	727
(Reversal of) provision for credit losses	(25)	(1,751)	118
Share-based compensation	12,573	6,203	2,860
Tax deficiency from share-based awards	—	(740)	(277)
Gain on sale of assets	—	(16,475)	—
Decrease (increase) in operating assets:
Cash and securities segregated for regulatory and other purposes	—	—	18,594
Deposits with clearing organizations	(4,037)	11,305	(12,980)
Receivable from brokers, dealers and clearing organizations	27,819	145,882	(46,438)
Receivable from customers	(815)	(5,280)	23,716
Income tax receivable	2,877	5,104	(6,697)
Securities purchased under agreements to resell	23,348	182,493	45,107
Securities owned	(219,489)	24,725	107,762
Notes receivable	(22,212)	(10,210)	(10,625)
Loans held for sale	—	60,234	(40,991)
Mortgage servicing rights	—	(1,300)	1,245
Other assets	(37,130)	2,368	35
Increase (decrease) in operating liabilities:
Drafts payable	3,184	(8,783)	12,638
Payable to brokers, dealers and clearing organizations	(9,906)	56,843	(92,615)
Payable to customers	(64,039)	(144,887)	(57,423)
Securities sold under agreements to repurchase	208,394	(273,361)	(35,995)
Securities sold but not yet purchased	9,436	(41,443)	33,983
Accrued compensation	21,184	(6,864)	(12,443)
Accounts payable and other liabilities	(6,484)	(69,996)	22,469
Cash used in operating activities	(16,136)	(66,865)	(19,413)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(5,611)	(5,731)	(5,889)
Proceeds from sale of assets	—	45,448	—
Proceeds from the settlement of Company-owned life insurance	1,744	—	—
Cash (used in) provided by investing activities	(3,867)	39,717	(5,889)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,836)	(5,887)	(6,008)
Cash dividends paid to noncontrolling interest	(2,448)	(5,740)	—
Issuance of Class A non-voting common stock	26	—	—
Repurchase of Class A non-voting common stock for cancellation	(7,464)	(3,935)	(8,250)
Payments for employee taxes withheld related to vested share-based awards	(2,237)	(1,341)	(1,683)
Issuance of senior secured notes	200,000	—	—
Redemption of senior secured notes	(150,000)	—	—
Debt issuance costs	(1,297)	—	—
(Decrease) increase in bank call loans, net	(27,500)	45,600	40,800
Cash provided by financing activities	3,244	28,697	24,859
Net (decrease) increase in cash and cash equivalents	(16,759)	1,549	(443)
Cash and cash equivalents, beginning of year	64,913	63,364	63,807
Cash and cash equivalents, end of year	$48,154	$64,913	$63,364
Schedule of non-cash financing activities
Employee share plan issuance	$6,569	$5,776	$3,373
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$23,899	$19,705	$17,273
Cash (received) paid during the year for income taxes, net	$(2,378)	$(5,009)	$6,088
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

1.    Organization
Oppenheimer Holdings Inc. (the "Parent") is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its subsidiaries (together, the "Company"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), research, market-making, trust services, and investment advisory and asset management services.
The Company provides its services from 92 offices in 24 states located throughout the United States and in 5 foreign jurisdictions. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.
Accounting standards require the Company to present noncontrolling interests as a separate component of stockholders' equity on the Company's consolidated balance sheet. As of December 31, 2017, the Company owned 83.68% of OMHHF and the noncontrolling interest recorded on the consolidated balance sheet was $361,000.
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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include certain distressed municipal securities, and auction rate securities ("ARS").
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
Consolidation
The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders at risk and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the entity is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. Under Accounting Standards Update ("ASU") 2015-02, a general partner will not consolidate a partnership or similar entity under the voting interest model. See note 7 for further details.

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
The Company's financing receivables are secured by collateral received from clients and counterparties. In many cases, the Company is permitted to sell or re-pledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or fulfill the obligation of securities fails to deliver. The Company monitors the market value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.
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
Legal and Regulatory Reserves
The Company records reserves related to legal and regulatory proceedings in accounts payable and other liabilities. The determination of the amounts of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. When loss contingencies are not probable or cannot be reasonably estimated, the Company does not establish reserves.
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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed as of December 31, 2017 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2016, as follows:

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
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value as of December 31, 2017.
Share-Based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock, stock options and stock appreciation rights. In accordance with ASC Topic 718, "Compensation - Stock Compensation," the Company classifies the stock options and restricted stock awards as equity awards, which requires the compensation cost to be recognized in the consolidated statement of operations over the requisite service period of the award at grant date fair value and adjust for actual forfeitures. The fair value of restricted stock awards is determined based on the grant date closing price of the Company's Class A non-voting common stock ("Class A Stock") adjusted for the present value of the dividend to be received upon vesting. The fair value of stock options is determined using the Black-Scholes model. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company's Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured at each reporting period until the award vests. The fair value of OARs is also determined using the Black-Scholes model at the end of each reporting period. The compensation cost is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.
Revenue Recognition
Brokerage
Customers' securities and commodities transactions are reported on a settlement date basis, which is generally two business days after trade date for securities transactions and one day for commodities transactions. Related commission income and expense is recorded on a trade date basis.
Principal Transactions
Transactions in proprietary securities and related revenue and expenses are recorded on a trade date basis. Securities owned and securities sold but not yet purchased, are reported at fair value generally based upon quoted prices. Realized and unrealized changes in fair value are recognized in principal transactions, net in the period in which the change occurs.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Investment Banking Fees
Advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Retainer fees and engagement fees are recognized ratably over the service period.
Underwriting fees are recorded when the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues are presented net of related expenses.
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
Cash Sweep Income
Cash sweep income consists of revenues earned from the Advantage Bank Deposit Program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. The Company earns the fee paid on these deposits after administrative fees are paid to the administrator of the program. The fee earned in the period is recorded in other revenue and the portion of interest credit to clients is recorded in interest expense in the consolidated statement of operations.
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
Securities failed to deliver and receive represent the contract value of securities which have not been delivered or received, respectively, by settlement date.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

The Company records uncertain tax positions in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes" on the basis of a two-step process whereby it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

The Company has not completed its accounting for the income tax effects of certain elements of the TCJA. However, the Company was able to make reasonable estimates of the effects of certain elements and recorded a provisional estimate in the consolidated financial statements. The estimated enactment net discrete after-tax benefit incorporates assumptions made based upon the Company's current interpretations of the TCJA, and may change as it receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. The Company is expected to complete its analysis within the measurement period in accordance with SAB 118. See note 13, Income taxes.
New Accounting Pronouncements
Recently Issued
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Additionally, the ASU expands the disclosure requirements for revenue recognition. In 2016, the FASB additionally issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, which provide further revenue recognition guidance related to principal versus agent considerations, performance obligations and licensing, and narrow-scope improvements and practical expedients. All of these standards are effective either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption, during interim and annual periods beginning after December 15, 2017. The Company has elected the modified retrospective method and will include any cumulative-effect adjustment as of the date of the adoption. The Company's implementation team performed an in-depth review of the Company's revenue streams and evaluated the impact of the adoption of these updates on the Company's financial condition, results of operations, cash flows, and disclosures. The Company completed the assessment and determined that the adoption of the new guidance will not have a material impact on the Company's consolidated financial statements. The Company concluded that it will continue to recognize the upfront banking advisory fees (e.g., retainer and engagement fees) ratably over the service period. The new guidance will require underwriting expenses to be recorded on a gross basis while the current guidance requires recognizing underwriting revenues net of related underwriting expenses. In addition, the new guidance will require enhanced disclosures, including revenue recognition policies to identify performance obligations to customers and significant judgments in measurement and recognition.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flow. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company did not early adopt this ASU. The Company has evaluated the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flow - Restricted Cash," which adds or clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The ASU is effective for the fiscal year beginning after December 15, 2017 and early adoption is permitted. The Company did not early adopt this ASU. The Company has evaluated the impact of the ASU and the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. Under this ASU, the Company will no longer be required to perform its Step 2 goodwill impairment test; instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. The ASU improves the transparency and understandability of information conveyed to financial statement users by better aligning companies' hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of the hedging program. The ASU is effective for the fiscal year beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact of the ASU, but the adoption of the ASU is not expected to have a material impact on its consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
On June 2, 2016, OMHHF entered into a definitive agreement to sell OMHHF's entire portfolio of permanent mortgage loans (consisting of over 480 permanent loans insured by the U.S. Department of Housing and Urban Development), including the associated mortgage servicing rights. On June 20, 2016, OMHHF completed the transaction for cash consideration of approximately $45.0 million. An amount equal to $1.4 million was withheld from the purchase price until such time as one loan in the mortgage loan portfolio became current or was modified. The Company recorded a net gain of $14.9 million related to this transaction which was included in discontinued operations in the consolidated statement of operations during the second quarter of 2016. During the second quarter of 2016, OMHHF also sold its business pipeline of mortgage loans for approximately $1.5 million. During the third quarter of 2016, the Company recognized the $1.4 million that was withheld from the purchase price of the permanent mortgage loans as a result of the loan being modified as a gain. Also, OMHHF sold its construction loan portfolio and the associated mortgage servicing rights for approximately $3.8 million.
OMHHF made dividend distributions to the noncontrolling interest in the amounts of $2.4 million and $5.7 million in the years ended December 31, 2017 and 2016, respectively.
The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the consolidated statements of operations.
The following is a summary of revenue and expenses of OMHHF for the years ended December 31, 2017, 2016 and 2015:

(Expressed in thousands)
	For the Years Ended December 31,
	2017	2016	2015
REVENUE
Interest	$8	$943	$1,999
Principal transactions, net	—	(9,022)	5,323
Gain on sale of assets	—	16,475	—
Other (1)	2,165	16,917	23,262
Total revenue	2,173	25,313	30,584
EXPENSES
Compensation and related expenses	18	4,311	12,406
Communications and technology	27	221	361
Occupancy and equipment costs	—	415	302
Interest	12	408	994
Other	45	2,619	7,382
Total expenses	102	7,974	21,445
Income before income taxes	$2,071	$17,339	$9,139
Income attributable to noncontrolling interest before income taxes	$338	$2,830	$1,491

(1)	Other revenue for the year ended December 31, 2017 was primarily due to an earn-out from the sale of OMHHF's pipeline business in 2016.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following is a summary of cash flows of OMHHF for the years ended December 31, 2017, 2016 and 2015:

(Expressed in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Cash provided by (used in) operating activities	$5,721	$(14,097)	$3,322
Cash provided by investing activities	—	45,448	—
Cash used in financing activities (1) (2)	(20,035)	(35,421)	(249)
Net (decrease) increase in cash and cash equivalents	$(14,314)	$(4,070)	$3,073

(1)
Includes cash dividends paid to OMHHF's parent (E.A. Viner International Co.) and noncontrolling interest of $12.6 million and $2.4 million, respectively, for the year ended December 31, 2017 ($29.4 million and $5.7 million, respectively, for the year ended December 31, 2016.)

(2)	Includes $5.0 million paid to OMHHF's parent due to redemption of the parent's outstanding preferred stock for the year ended December 31, 2017.

4.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2017	2016
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$132,368	$154,090
Receivable from brokers	19,298	25,768
Securities failed to deliver	9,442	6,172
Clearing organizations	24,361	26,081
Other	1,646	2,823
Total	$187,115	$214,934
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$180,270	$179,875
Payable to brokers	1,567	610
Securities failed to receive	17,559	11,523
Other	12,087	29,381
Total	$211,483	$221,389

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2017, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client-related legal settlements and awards to purchase ARS, as of December 31, 2017, the Company purchased and holds (net of redemptions) approximately $113.9 million in ARS from its clients. In addition, the Company is committed to purchase another $11.0 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of December 31, 2017
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$88,025	$1,318	$86,707	Discounted Cash Flow	Discount Rate (2)	2.30% to 3.13%	2.74%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	2.37% to 2.47%	2.41%
	11,725	—	11,725	Par (7)	N/A	N/A	N/A
	13,400	670	12,730	Tender Offer (8)	N/A	N/A	N/A
Municipal Auction Rate Securities	425	23	402	Discounted Cash Flow	Discount Rate (4)	3.76%	3.76%
					Duration	4.5 Years	4.5 Years
					Current Yield (3)	2.41%	2.41%
Student Loan Auction Rate Securities	300	11	289	Discounted Cash Flow	Discount Rate (5)	3.53%	3.53%
					Duration	7.0 Years	7.0 Years
					Current Yield (3)	2.93%	2.93%
	$113,875	$2,022	$111,853
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$10,992	$8	$10,984	Discounted Cash Flow	Discount Rate (2)	2.30% to 3.13%	2.74%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	2.37% to 2.47%	2.41%
	$10,992	$8	$10,984
Total	$124,867	$2,030	$122,837

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the consolidated balance sheet as of December 31, 2017. The valuation adjustment amount is included as a reduction to securities owned on the consolidated balance sheet as of December 31, 2017.

(2)	Derived by applying a multiple to the spread between 110% to 150% to the U.S. Treasury rate of 2.09%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 2.15%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.33%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the consolidated balance sheet as of December 31, 2017.

(7)	ARS issuer announced redemption at par to take place during the first quarter of 2018. Included in Level 2 of the fair value hierarchy.

(8)	ARS issuer announced tender offer at 95% of par. Included in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at December 31, 2017 would result in a decrease in the fair value of $430,000 (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at December 31, 2017 would result in a decrease in the fair value of $856,000 (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, ARS are primarily categorized in Level 3 of the fair value hierarchy. As of December 31, 2017, the Company had a valuation adjustment (unrealized loss) of $2.0 million for ARS owned which is included as a reduction to securities owned on the consolidated balance sheet. As of December 31, 2017, the Company also had a valuation adjustment of $8,000 on ARS purchase commitments from legal settlements and awards which is included in accounts payable and other liabilities on the consolidated balance sheet. The total valuation adjustment was $2.0 million as of December 31, 2017. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2017:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,618	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,999	1,400	N/A	N/A
	$7,617	$1,400

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2017 and 2016, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,490	$—	$—	$10,490
Deposits with clearing organizations	34,293	—	—	34,293
Securities owned:
U.S. Treasury securities	640,337	—	—	640,337
U.S. Agency securities	3,011	6,894	—	9,905
Sovereign obligations	—	608	—	608
Corporate debt and other obligations	—	12,538	—	12,538
Mortgage and other asset-backed securities	—	4,037	—	4,037
Municipal obligations	—	89,618	35	89,653
Convertible bonds	—	23,216	—	23,216
Corporate equities	34,067	—	—	34,067
Money markets	383	—	—	383
Auction rate securities	—	24,455	87,398	111,853
Securities owned, at fair value	677,798	161,366	87,433	926,597
Investments (1)	—	—	169	169
Derivative contracts:
TBAs	—	716	—	716
Total	$722,581	$162,082	$87,602	$972,265
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$53,425	$—	$—	$53,425
U.S. Agency securities	—	13	—	13
Sovereign obligations	—	1,179	—	1,179
Corporate debt and other obligations	—	4,357	—	4,357
Mortgage and other asset-backed securities	—	10	—	10
Convertible bonds	—	10,109	—	10,109
Corporate equities	25,393	—	—	25,393
Securities sold but not yet purchased, at fair value	78,818	15,668	—	94,486
Derivative contracts:
Futures	766	—	—	766
TBAs	—	614	—	614
ARS purchase commitments	—	—	8	8
Derivative contracts, total	766	614	8	1,388
Total	$79,584	$16,282	$8	$95,874

(1)Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,242	$—	$—	$16,242
Deposits with clearing organizations	26,437	—	—	26,437
Securities owned:
U.S. Treasury securities (1)	418,888	—	—	418,888
U.S. Agency securities	5,878	32,391	—	38,269
Sovereign obligations	—	1,894	—	1,894
Corporate debt and other obligations	—	17,074	—	17,074
Mortgage and other asset-backed securities	—	5,024	—	5,024
Municipal obligations	—	56,706	44	56,750
Convertible bonds	—	56,480	—	56,480
Corporate equities	31,174	—	—	31,174
Money markets	189	—	—	189
Auction rate securities	—	—	84,926	84,926
Securities owned, at fair value	456,129	169,569	84,970	710,668
Investments (2)	—	—	158	158
Securities purchased under agreements to resell (3)	—	24,006	—	24,006
Derivative contracts:
TBAs	—	814	—	814
ARS purchase commitments	—	—	849	849
Derivative contracts, total	—	814	849	1,663
Total	$498,808	$194,389	$85,977	$779,174
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$28,662	$—	$—	$28,662
U.S. Agency securities	—	12	—	12
Corporate debt and other obligations	—	2,536	—	2,536
Mortgage and other asset-backed securities	—	31	—	31
Municipal obligations	—	516	—	516
Convertible bonds	—	11,604	—	11,604
Corporate equities	41,689	—	—	41,689
Securities sold but not yet purchased, at fair value	70,351	14,699	—	85,050
Derivative contracts:
Futures	166	—	—	166
Foreign exchange forward contracts	1	—	—	1
TBAs	—	1,212	—	1,212
ARS purchase commitments	—	—	645	645
Derivative contracts, total	167	1,212	645	2,024
Total	$70,518	$15,911	$645	$87,074

(1)	$3.6 million is included in other assets on the consolidated balance sheet.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Included in securities purchased under agreements to resell on the consolidated balance sheet where the Company has elected fair value option treatment.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

During the year ended December 31, 2017, the Company transferred $24.5 million in ARS from Level 3 to Level 2 of the fair value hierarchy due to redemption and tender offer announcements by issuers of auction rate preferred securities. There were no transfers between any of the levels during the year ended December 31, 2016.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2017
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$44	$(9)	$—	$—	$—	$35
Auction rate securities (1)	84,926	1,177	27,225	(1,475)	(24,455)	87,398
Investments	158	11	—	—	—	169
ARS purchase commitments (2)	849	(849)	—	—	—	—
Liabilities
ARS purchase commitments (2)	645	637	—	—	—	8

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)	Included in principal transactions in the consolidated statement of operations, except for gains from investments which are included in other income in the consolidated statement of operations.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2016
	Beginning Balance	Total Realized and Unrealized Gains (4)(5)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$81	$25	$—	$(62)	$—	$44
Auction rate securities (1)(6)(7)	86,802	1,974	13,775	(17,625)	—	84,926
Interest rate lock commitments (2)	9,161	4,345	—	(13,506)	—	—
Investments	157	1	—	—	—	158
ARS purchase commitments (3)	—	849	—	—	—	849
Liabilities
Interest rate lock commitments (2)	923	923	—	—	—	—
ARS purchase commitments (3)	1,369	724	—	—	—	645

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

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

(3)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(4)	Included in principal transactions in the consolidated statement of operations, except for gains from investments which are included in other income in the consolidated statement of operations.

(5)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

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
Assets and liabilities not measured at fair value as of December 31, 2017

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$37,664	$37,664	$—	$—	$37,664
Cash segregated for regulatory and other purposes	—	—	—	—	—
Deposits with clearing organization	7,929	7,929	—	—	7,929
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	132,368	—	132,368	—	132,368
Receivables from brokers	19,298	—	19,298	—	19,298
Securities failed to deliver	9,442	—	9,442	—	9,442
Clearing organizations	24,361	—	24,361	—	24,361
Other	930	—	930	—	930
	186,399	—	186,399	—	186,399
Receivable from customers	848,226	—	848,226	—	848,226
Securities purchased under agreements to resell	658		658	—	658
Notes receivable, net	40,520		40,520	—	40,520
Investments (1)	65,404	—	65,404	—	65,404

(1)	Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$42,412	$42,412	$—	$—	$42,412
Bank call loans	118,300	—	118,300	—	118,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	180,270	—	180,270	—	180,270
Payable to brokers	1,567	—	1,567	—	1,567
Securities failed to receive	17,559	—	17,559	—	17,559
Other	10,707	—	10,707	—	10,707
	210,103	—	210,103	—	210,103
Payables to customers	385,907	—	385,907	—	385,907
Securities sold under agreements to repurchase	586,478	—	586,478	—	586,478
Senior secured notes	200,000	—	206,380	—	206,380

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2016

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$48,671	$48,671	$—	$—	$48,671
Deposits with clearing organization	11,748	11,748	—	—	11,748
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	154,090	—	154,090	—	154,090
Receivables from brokers	25,768	—	25,768	—	25,768
Securities failed to deliver	6,172	—	6,172	—	6,172
Clearing organizations	26,081	—	26,081	—	26,081
Other	2,823	—	2,823	—	2,823
	214,934	—	214,934	—	214,934
Receivable from customers	847,386	—	847,386	—	847,386
Notes receivable, net	30,099		30,099		30,099
Investments (1)	56,300	—	56,300	—	56,300

(1)	Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$39,228	$39,228	$—	$—	$39,228
Bank call loans	145,800	—	145,800	—	145,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	179,875	—	179,875	—	179,875
Payable to brokers	610	—	610	—	610
Securities failed to receive	11,523	—	11,523	—	11,523
Other	29,381	—	29,381	—	29,381
	221,389	—	221,389	—	221,389
Payables to customers	449,946	—	449,946	—	449,946
Securities sold under agreements to repurchase	378,084	—	378,084	—	378,084
Senior secured notes	150,000	—	151,782	—	151,782
Fair Value Option
The Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of December 31, 2017, the Company did not have any reverse repurchase agreements and repurchase agreements for which the fair value option was elected.
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
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Unrealized gains and losses on TBAs are recorded on the consolidated balance sheet in receivable from brokers, dealers and clearing organizations and payable to brokers, dealers and clearing organizations, respectively, and in the consolidated statement of operations as principal transactions revenue, net.
The notional amounts and fair values of the Company's derivatives as of December 31, 2017 and 2016 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2017
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$26,000	$22
	Other TBAs (2)	39,576	694
		$65,576	$716
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$5,844,000	$766
Other contracts	TBAs	26,000	22
	Other TBAs (2)	39,576	592
	ARS purchase commitments	10,992	8
		$5,920,568	$1,388

(1)	See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments.

(2)	Represents TBA purchase and sale contracts related to the legacy OMHHF business.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2016
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$169,500	$332
	Other TBAs (2)	121,573	482
	ARS purchase commitments	6,654	849
		$297,727	$1,663
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,059,000	$166
Other contracts	Foreign exchange forward contracts	200	1
	TBAs	169,500	289
	Other TBAs (2)	121,573	923
	Forward start repurchase agreements	382,000	—
	ARS purchase commitments	24,358	645
		$4,756,631	$2,024

(1)	See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments.

(2)	Represents TBA purchase and sale contracts related to the legacy OMHHF business.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated statements of operations for the years ended December 31, 2017 and 2016:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Year Ended December 31, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$987
Other contracts	Foreign exchange forward contracts	Other revenue	12
	TBAs	Principal transactions revenue	(167)
	Other TBAs	Other revenue	(338)
	ARS purchase commitments	Principal transactions revenue	(212)
			$282

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Year Ended December 31, 2016
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(702)
Other contracts	Foreign exchange forward contracts	Other revenue	13
	TBAs	Principal transactions revenue	43
	Other TBAs	Other revenue	(7,726)
	Interest rate lock commitments	Other revenue	5,268
	ARS purchase commitments	Principal transactions revenue	1,573
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of December 31, 2017, bank call loans were $118.3 million ($145.8 million as of December 31, 2016). As of December 31, 2017, such loans were collateralized by firm and customer securities with market values of approximately $97.8 million and $198.3 million, respectively, with commercial banks.
As of December 31, 2017, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $139.2 million under securities loan agreements.
As of December 31, 2017, the Company had pledged $237.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2017, the Company had no outstanding letters of credit.
The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions to, among other things, acquire securities to cover short positions and settle other securities obligations, to accommodate customers' needs and to finance the Company's inventory positions. Except as described below, repurchase agreements and reverse repurchase agreements, principally involving U.S. Government and Agency securities, are carried at amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase agreements and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase agreements and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase agreements and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2017:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$786,532
Securities loaned:
Equity securities	180,270
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$966,802

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2017 and 2016:

As of December 31, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$200,712	$(200,054)	$658	$—	$—	$658
Securities borrowed (1)	132,368	—	132,368	(128,575)	—	3,793
Total	$333,080	$(200,054)	$133,026	$(128,575)	$—	$4,451

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$786,532	$(200,054)	$586,478	$(585,289)	$—	$1,189
Securities loaned (2)	180,270	—	180,270	(170,176)	—	10,094
Total	$966,802	$(200,054)	$766,748	$(755,465)	$—	$11,283

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2016
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$24,006	$—	$24,006	$(23,972)	$—	$34
Securities borrowed (1)	154,090	—	154,090	(150,510)	—	3,580
Total	$178,096	$—	$178,096	$(174,482)	$—	$3,614

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$378,084	$—	$378,084	$(376,273)	$—	$1,811
Securities loaned (2)	179,875	—	179,875	(171,991)	—	7,884
Total	$557,959	$—	$557,959	$(548,264)	$—	$9,695

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of December 31, 2017, the Company did not have any reverse repurchase agreements and repurchase agreements for which the fair value option was elected.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2017, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $127.2 million ($148.7 million as of December 31, 2016) and $221.6 million ($24.0 million as of December 31, 2016), respectively, of which the Company has sold and re-pledged approximately $30.9 million ($37.4 million as of December 31, 2016) under securities loaned transactions and $221.6 million under repurchase agreements ($24.0 million as of December 31, 2016).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $655.7 million, as presented on the face of the consolidated balance sheet as of December 31, 2017 ($438.4 million as of December 31, 2016). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $97.2 million as of December 31, 2017 ($138.6 million as of December 31, 2016).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2017 are receivables from four major U.S. broker-dealers totaling approximately $94.0 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase agreements and repurchase agreements, substantially all open contracts as of December 31, 2017 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through BNP Paribas Securities Services. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2017, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of December 31, 2017 and 2016:

(Expressed in thousands)
	As of December 31, 2017
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$328,172	$713	$—	$—	$713
Private equity funds	15,668	12	—	2	14
Total	$343,840	$725	$—	$2	$727

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	As of December 31, 2016
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$296,807	$706	$—	$—	$706
Private equity funds	26,300	15	—	2	17
Total	$323,107	$721	$—	$2	$723

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

8.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2017	2016
Furniture, fixtures and equipment	$53,260	$55,210
Leasehold improvements	56,753	56,096
Total	110,013	111,306
Less accumulated depreciation	(82,826)	(84,073)
Total	$27,187	$27,233
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated statements of operations, was $5.7 million, $6.8 million and $7.2 million in the years ended December 31, 2017, 2016 and 2015, respectively.

9.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 3.25% at December 31, 2017 (2.50% at December 31, 2016). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2017	2016
Year-end balance	$118,300	$145,800
Weighted interest rate (at end of year)	2.25%	1.77%
Maximum balance (at any month-end)	230,400	151,900
Average amount outstanding (during the year)	123,918	106,455
Average interest rate (during the year)	2.08%	1.52%
Interest expense for the year ended December 31, 2017 on bank call loans was $2.6 million ($1.7 million in 2016 and $1.5 million in 2015).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

10.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2017	December 31, 2016
6.75% Senior Secured Notes	7/1/2022	$200,000	$—
8.75% Senior Secured Notes	4/15/2018	—	150,000
Unamortized Debt Issuance Cost		(1,163)	(648)
		$198,837	$149,352
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Parent used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "8.75% Notes") in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The remaining $1.3 million has been capitalized and is amortized over the term of the Notes.
The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, mergers and acquisitions and the granting of liens. Pursuant to the indenture governing the Notes, the Parent is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since July 1, 2017) is less than an amount calculated based in part on the Consolidated Adjusted Net Income (as defined in the indenture governing the Notes) of the Parent and its restricted and regulated subsidiaries since July 1, 2017, or (ii) the dividend, payment or distribution fits within one or more exceptions, including if:

•	it is less than $20 million in any fiscal year; or

•	it, when combined with all other Restricted Payments (as defined in the indenture governing the Notes) that rely upon this exception, does not exceed $10 million.
The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of December 31, 2017, the Parent was in compliance with all of its covenants.
Interest expense for the year ended December 31, 2017 on the Notes was $7.0 million.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

8.75% Senior Secured Notes
On April 12, 2011, the Parent issued in a private offering $200.0 million in aggregate principal amount of 8.75% Notes at an issue price of 100% of the principal amount. The interest on the 8.75%Notes was payable semi-annually on April 15th and October 15th. On April 15, 2014, the Parent retired early a total of $50.0 million of the 8.75% Notes.
The indenture for the 8.75% Notes contained covenants which placed restrictions on the incurrence of indebtedness, the payment of dividends, sale of assets, mergers and acquisitions and the granting of liens. The 8.75% Notes provided for events of default including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Parent's obligations under the 8.75% Notes were guaranteed, subject to certain limitations. These guarantees were able to be shared, on a senior basis, under certain circumstances, with newly incurred debt outstanding in the future.
On April 15, 2017, the Parent redeemed $30.0 million aggregate principal amount of the 8.75% Notes at a redemption price equal to 100% of the principal, plus accrued and unpaid interest. The Parent used the net proceeds from the asset sales of OMHHF to finance this redemption.
On June 23, 2017, the Parent issued a notice of redemption to redeem all of the $120.0 million aggregate principal amount of the outstanding 8.75% Notes and to satisfy and discharge all of its obligations under the indenture governing the 8.75% Notes (the "8.75% Notes Indenture"). In connection therewith, on June 23, 2017, the Parent caused to be deposited with The Bank of New York Mellon Trust Company, N.A., the trustee for the 8.75% Notes, funds sufficient to redeem all outstanding 8.75% Notes on July 23, 2017 (the "Redemption Date") and instructed the trustee to apply such funds to redeem the 8.75% Notes on the Redemption Date. The redemption payment deposit was an amount equal to the redemption price of 100% of the aggregate principal amount of the 8.75% Notes, plus accrued and unpaid interest thereon to, but not including, the Redemption Date. On July 23, 2017, the 8.75% Notes were fully redeemed.
In connection with the satisfaction and discharge of the 8.75% Notes Indenture, all of the obligations of the Parent and the subsidiary guarantors (other than certain customary provisions of the Indenture, including those relating to the compensation and indemnification of the trustee, that expressly survive pursuant to the terms of the 8.75% Notes Indenture) were discharged and the guarantees of the subsidiary guarantors and the liens on the collateral securing the 8.75% Notes were released on June 23, 2017.
Interest expense for the year ended December 31, 2017 on the 8.75% Notes was $6.7 million ($13.1 million in both 2016 and 2015). Interest paid on the 8.75% Notes for the year ended December 31, 2017 was $9.4 million ($13.1 million in 2016).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	2017	2016
Class A Stock outstanding, beginning of year	13,261,095	13,238,486
Issued pursuant to shared-based compensation plans (note 14)	328,458	283,471
Repurchased and canceled pursuant to the stock buy-back	(450,350)	(260,862)
Class A Stock outstanding, end of year	13,139,203	13,261,095
Stock buy-back
On May 5, 2017, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 650,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,178,571 then issued and outstanding shares of Class A Stock. This authorization supplemented the 40,734 shares that remained authorized and available under the Company's previous share repurchase program covering up to 665,000 shares of the Company's Class A Stock, which was announced on September 15, 2015, for a total of 690,734 shares authorized and available for repurchase.
During the year ended December 31, 2017, the Company purchased and canceled an aggregate of 450,350 shares of Class A Stock for a total consideration of $7.5 million ($16.57 per share). As of December 31, 2017, 508,906 shares were available to be purchased under this program.
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
Dividends
The Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock in 2017, 2016 and 2015.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

12.    Earnings per share
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Year Ended December 31,
	2017	2016	2015
Basic weighted average number of shares outstanding	13,246,423	13,368,768	13,640,610
Net dilutive effect of share-based awards, treasury method (1)	426,938	—	—
Diluted weighted average number of shares outstanding	13,673,361	13,368,768	13,640,610

Net income (loss) from continuing operations	$21,870	$(9,630)	$(2,834)
Net income from discontinued operations	1,130	10,121	5,732
Net income	23,000	491	2,898
Net income attributable to noncontrolling interest, net of tax	184	1,652	936
Net income (loss) attributable to Oppenheimer Holdings Inc.	$22,816	$(1,161)	$1,962

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.65	$(0.72)	$(0.21)
Discontinued operations (2)	0.07	0.63	0.35
Net income (loss) per share	$1.72	$(0.09)	$0.14

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.60	$(0.72)	$(0.21)
Discontinued operations (2)	0.07	0.63	0.35
Net income (loss) per share	$1.67	$(0.09)	$0.14

(1)
For the year ended December 31, 2017, the diluted earnings per share computation does not include the anti-dilutive effect of 10,592 shares of Class A Stock granted under share-based compensation arrangements (1,237,134 and 1,269,585 shares for the years ended December 31, 2016 and 2015, respectively).

(2)	Represents net income from discontinued operations less net income attributable to noncontrolling interest, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

13.    Income taxes
Income taxes from continuing operations shown in the consolidated statements of operations are reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$6,907	35.0%	$(7,662)	35.0%	$(851)	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	1,430	7.2%	(1,075)	4.9%	(69)	2.8%
Unrecognized tax benefit	(9)	—%	(603)	2.8%	589	-24.3%
Valuation allowance	89	0.5%	1,208	-5.5%	—	—%
Non-taxable income	(1,055)	-5.3%	(1,267)	5.8%	(696)	28.7%
Provision to return adjustments	(1,277)	-6.5%	(4,167)	19.0%	442	-18.2%
Impact of the TCJA	(9,013)	-45.7%	—	—%	—	—%
Change in state and foreign tax rates	(353)	-1.8%	264	-1.2%	305	-12.5%
Foreign tax rate differentials	974	4.9%	143	-0.7%	145	-6.0%
Excess tax benefits from share-based awards	(493)	-2.5%	—	—%	—	—%
Other non-deductible expenses	666	3.4%	897	-4.1%	541	-22.2%
Total income taxes	$(2,134)	-10.8%	$(12,262)	56.0%	$406	-16.7%
Income taxes from continuing operations included in the consolidated statements of operations represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2017	2016	2015
Current:
U.S. federal tax (benefit)	$506	$(15,433)	$(5,751)
State and local tax	(1,326)	(4,631)	(74)
Non-U.S. operations	144	46	181
Total Current	(676)	(20,018)	(5,644)
Deferred:
U.S. federal tax (benefit)	(1,215)	5,856	4,198
State and local tax	1,725	617	1,632
Non-U.S. operations	(1,968)	1,283	220
Total Deferred	(1,458)	7,756	6,050
Total	$(2,134)	$(12,262)	$406
Income (loss) before income taxes from continuing operations with respect to Non-U.S. operations was $(8.5) million, $(965,000) and $732,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) limitations on the use of FTCs to reduce the U.S. income tax liability; (6) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (7) creating the base erosion anti-abuse tax, a new minimum tax; (8) limitations on the deductibility of certain executive compensation; (9) creating a new limitation on deductible interest expense; (10) eliminating the deductibility of entertainment expenses; and (11) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The effective income tax rate from continuing operations for the year ended December 31, 2017 was 10.8% (benefit) compared with 56.0% (benefit) for the year ended December 31, 2016. The effective income tax rate for the year ended December 31, 2017 was positively impacted by the estimated impact of the TCJA which resulted in a net discrete after-tax benefit of $9.0 million. The net discrete after-tax benefit was comprised of a benefit of $29.0 million related to the re-measurement of deferred tax liabilities offset by a detriment of $19.6 million related to the re-measurement of deferred tax assets as well as a detriment of $0.4 million related to miscellaneous non-deductible items. The effective income tax rate for the year ended December 31, 2016 was positively impacted by income tax provision to tax return true-ups and higher nontaxable benefits received with respect to Company-owned life insurance partially offset by the valuation allowance established on deferred tax assets related to net operating losses of a foreign subsidiary.

On December 22, 2017, the SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. The Company has not completed its accounting for the income tax effects of certain elements of the TCJA. However, the Company was able to make reasonable estimates of the effects of certain elements and recorded a provisional estimate in the consolidated financial statements. The estimated enactment net discrete after-tax benefit incorporates assumptions made based upon the Company's current interpretations of the TCJA, and may change as it receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. The Company is expected to complete its analysis within the measurement period in accordance with SAB 118.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such taxable temporary differences totaled $11.2 million as of December 31, 2017. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries is estimated at $3.0 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through 2017 were those earnings to be repatriated.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities from continuing operations as of December 31, 2017 and 2016 were as follows:

(Expressed in thousands)
	As of December 31,
	2017	2016
Deferred tax assets:
Deferred compensation	$19,105	$26,271
Deferred rent and lease incentives	10,303	15,354
Net operating losses and credits	10,535	4,917
Receivable reserves	2,663	3,554
Accrued expenses	1,104	1,992
Auction rate securities reserves	540	1,194
Involuntary conversion	1,670	2,381
Depreciation	500	1,446
Other	1,177	1,953
Total deferred tax assets	47,597	59,062
Valuation allowance	1,350	1,280
Deferred tax assets after valuation allowance	46,247	57,782
Deferred tax liabilities:
Goodwill	40,534	57,117
Partnership investments	9,184	6,042
Company-owned life insurance	7,426	7,478
Other	195	282
Total deferred tax liabilities	57,339	70,919
Deferred tax liabilities, net	$(11,092)	$(13,137)
The Company has deferred tax assets at December 31, 2017 of $3.1 million and $541,000 arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. and Oppenheimer Europe Ltd., respectively. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel and Europe. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).
Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability. As of December 31, 2017, the 15 year amortization period has ended.
The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2013 in the U.S. federal jurisdiction.
The Company is under examination in various states in which the Company has significant business operations. The Company has closed tax years through 2010 for New York State and is currently under exam for the 2011 to 2014 tax years. The Company also has closed tax years through 2008 with New York City and is currently under exam for the 2009 to 2012 tax years. With the exception of New York State and City, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2013.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company has unrecognized tax benefits of $1.1 million, $1.1 million and $2.5 million as of December 31, 2017, 2016 and 2015, respectively, from continuing operations (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2017 and 2016 are $853,000 and $710,000 of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2017, the Company reversed $9,000 of unrecognized tax benefit when the related statute of limitation expired. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2017	2016	2015
Balance at beginning of year	$1,088	$2,490	$1,583
Additions for tax positions of prior years	—	98	907
Lapse in statute of limitations	(9)	(652)	—
Settlements with taxing authorities	—	(848)	—
Balance at end of year	$1,079	$1,088	$2,490
In its consolidated statements of operations, the Company records interest and penalties accruing on unrecognized tax benefits in income (loss) before income taxes as interest expense and other expense, respectively. For the year ended December 31, 2017, the Company recorded tax-related interest expense of $231,000 in its consolidated statement of operations. For the year ended December 31, 2016, the Company reversed income tax interest payable of $104,000 accrued on unrecognized tax benefits that were reversed during the year. As of December 31, 2017 and 2016, the Company had an income tax-related interest payable of $232,000 and $1,000, respectively, on its consolidated balance sheets.

14.    Employee compensation plans
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
Restricted stock - The Company has granted restricted stock awards pursuant to the EIP, ESP and OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the EIP, ESP and OIP for the year ended December 31, 2017:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	1,223,533	$17.11	2.1 Years
Granted	464,100	17.01	1.9 Years
Vested	(548,062)	18.59	—
Forfeited	(72,275)	16.50	—
Nonvested at end of year	1,067,296	$16.34	2.2 Years
As of December 31, 2017, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2017 was $28.6 million. During the year ended December 31, 2017, the Company included $5.6 million ($5.2 million in 2016 and $4.6 million in 2015) of compensation expense in its consolidated statements of operations relating to restricted Class A Stock awards.
As of December 31, 2017, there was $9.8 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 2.2 years.
As of December 31, 2017, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 1,143,598.
On January 30, 2018, the Company awarded a total of 281,919 restricted shares of Class A Stock to current employees pursuant to the OIP. Of these restricted shares, 126,240 shares will cliff vest in three years and 155,679 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
On January 31, 2018, the Company awarded 9,100 restricted shares of Class A Stock to an executive officer of the Company pursuant to the OIP. This award cliff vests in five years and will be expensed over the five year vesting period.
On March 1, 2018, the Company awarded 17,500 restricted shares of Class A Stock to its non-employee directors under the OIP. These shares of Class A Stock will vest as follows: 25% on September 1, 2018, 2019, 2020 and 2021.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Stock options - The Company has granted stock options pursuant to the EIP and OIP. There were 14,499 and 13,601 options outstanding as of December 31, 2017 and 2016, respectively.
In the year ended December 31, 2017, the Company included $25,700 ($19,900 in 2016 and $69,900 in 2015) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.
On January 30, 2018, the Company awarded a total of 4,050 options to purchase Class A Stock to current employees pursuant to the OIP. These options will be expensed over 4.5 years (the vesting period).
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarized the status of the Company's outstanding OARs awards as of December 31, 2017:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2017
January 14, 2013	311,780	$15.94	13 Days	$10.86
January 14, 2014	391,730	23.48	1 Year	4.75
January 9, 2015	444,660	21.94	2 Years	7.09
January 6, 2016	439,120	15.89	3 Years	11.77
January 6, 2017	421,660	18.90	4 Years	10.35
	2,008,950
Total weighted average values		$19.35	2.2 Years	$8.93
The fair value as of December 31, 2017 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 14, 2013	January 14, 2014	January 9, 2015	January 6, 2016	January 6, 2017
Expected term (1)	13 Days	1 Year	2 Years	3 Years	4 Years
Expected volatility factor (2)	20.683%	27.995%	32.249%	35.174%	34.439%
Risk-free interest rate (3)	0.613%	1.738%	1.887%	1.971%	2.089%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.44	$0.44

(1)	The expected term was determined based on the remaining life of the actual awards.

(2)	The volatility factor was measured using the weighted average of historical daily price changes of the Company's Class A Stock over a historical period commensurate to the expected term of the awards.

(3)	The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at December 31, 2017.

(4)	Actual dividends were used to compute the expected annual dividend yield.
As of December 31, 2017, 1,697,170 of outstanding OARs were unvested and 311,780 of outstanding OARs were vested. As of December 31, 2017, the aggregate intrinsic value of OARs outstanding was $15.0 million. In the year ended December 31, 2017, the Company included $6.9 million ($1.0 million in 2016 and $1.8 million of net credit in 2015) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was $7.1 million as of December 31, 2017.
As of December 31, 2017, there was $8.3 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.2 years.
On January 5, 2018, 497,430 OARs were awarded to Oppenheimer employees related to fiscal 2017 performance. These OARs will be expensed over 5 years (the vesting period).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Cash-based Compensation Plan
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $18,000 per annum in 2017, 2016 and 2015. The Company made contributions to the 401(k) Plan of $1.5 million, $1.3 million and $1.6 million in 2017, 2016 and 2015, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals in fiscal 2017 of $8.2 million ($7.7 million in 2016 and $8.3 million in 2015). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2017, the Company's liability with respect to the EDCP and DIP totaled $52.3 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2017.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. As of December 31, 2017, the Company's liability with respect to this plan totaled $17.2 million.
The total amount expensed in 2017 for the Company's deferred compensation plans was $17.1 million ($11.8 million in 2016 and $8.6 million in 2015).

15.    Commitments and contingencies
Commitments
The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2028. Future minimum rental commitments under such office and equipment leases as of December 31, 2017 are as follows:

(Expressed in thousands)
2018	$43,727
2019	39,110
2020	30,452
2021	26,053
2022	22,998
2023 and thereafter	87,729
$250,069

The above table includes operating leases which have been signed by the Company's subsidiary, Viner Finance Inc., in which the Company is responsible for rent charges associated with its occupancy.
Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.
The Company's rent expense for the year ended December 31, 2017 was $45.6 million ($44.4 million in 2016 and $45.9 million in 2015).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2017, the Company had capital commitments of $1.4 million with respect to unfunded obligations in private equity funds sponsored by the Company.
As of December 31, 2017, the Company had no collateralized or uncollateralized letters of credit outstanding.
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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $37.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that an estimate can currently be made. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2017, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2017, the Company purchased and holds (net of redemptions) $113.9 million in ARS from its clients. In addition, the Company is committed to purchase another $11.0 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $25.3 million of ARS principal value as of December 31, 2017. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. As of December 31, 2017, there were no ARS purchase commitments related to legal settlements extending past 2020.
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
Since August of 2014, Oppenheimer has been responding to information requests from the SEC regarding the supervision of one of its former financial advisers who was indicted by the United States Attorney's Office for the District of New Jersey in March 2014 on allegations of insider trading. A number of Oppenheimer employees have provided on-the-record testimony in connection with the SEC inquiry. Oppenheimer is continuing to cooperate with the SEC inquiry.
Since September 2016, Oppenheimer has been responding to information requests from FINRA regarding the supervision of Oppenheimer's sale of unit investment trusts from 2011 to 2015. The inquiry is part of a larger targeted examination or "sweep" examination involving many other brokerage firms. Oppenheimer is continuing to cooperate with the FINRA inquiry.

16.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2017, the net capital of Oppenheimer as calculated under the Rule was $142.0 million or 14.00% of Oppenheimer's aggregate debit items. This was $121.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2017, Freedom had net capital of $5.3 million, which was $5.2 million in excess of the $100,000 required to be maintained at that date.
New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive (CRD IV), effective January 1, 2014, for Oppenheimer Europe Ltd. As of December 31, 2017, the capital required and held under CRD IV was as follows:

•	Common Equity Tier 1 ratio 27.27% (required 4.5%);

•	Tier 1 Capital ratio 27.27% (required 6.0%); and

•	Total Capital ratio 28.79% (required 8.0%).
As of December 31, 2017, the regulatory capital of Oppenheimer Investments Asia Limited was $1.6 million, which was $1.2 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

17.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2017 and 2016, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks and trade names. Trademarks and trade names, carried at $31.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2017 and 2016 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of its carrying value.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the years ended December 31, 2017, 2016 and 2015. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Year Ended December 31,
	2017	2016	2015
Revenue
Private client (1)	$592,753	$504,192	$521,526
Asset management (1)	89,896	92,852	97,121
Capital markets	231,632	254,933	279,589
Corporate/Other	6,057	5,802	(435)
Total	$920,338	$857,779	$897,801
Income (loss) before income taxes
Private client (1)	$128,840	$66,072	$59,016
Asset management (1)	26,685	31,412	33,133
Capital markets	(39,978)	(17,713)	5,167
Corporate/Other	(95,811)	(101,663)	(99,744)
Total	$19,736	$(21,892)	$(2,428)

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

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2017, 2016 and 2015 was as follows:

(Expressed in thousands)
	Year Ended December 31,
	2017	2016	2015
Americas	$880,602	$815,231	$853,221
Europe/Middle East	36,364	39,048	40,603
Asia	3,372	3,500	3,977
Total	$920,338	$857,779	$897,801

19.    Subsequent events
On February 1, 2018, the Company announced a quarterly dividend in the amount of $0.11 per share, paid on February 26, 2018 to holders of Class A Stock and Class B Stock of record on February 12, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

20.    Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2017	Fourth	Third	Second	First	Year
Revenue	$264,973	$226,220	$215,884	$213,261	$920,338
Expenses	248,403	214,392	217,521	220,286	900,602
Income (Loss) before income taxes from continuing operations	16,570	11,828	(1,637)	(7,025)	19,736
Income taxes	(4,598)	4,425	(274)	(1,687)	(2,134)
Net income (loss) from continuing operations	21,168	7,403	(1,363)	(5,338)	21,870
Net income from discontinued operations	29	461	53	587	1,130
Net income (loss)	21,197	7,864	(1,310)	(4,751)	23,000
Less net income attributable to noncontrolling interest, net of tax	4	75	9	96	184
Net income (loss) attributable to Oppenheimer Holdings Inc.	$21,193	$7,789	$(1,319)	$(4,847)	$22,816

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.61	$0.56	$(0.10)	$(0.40)	$1.65
Discontinued operations	—	0.03	—	0.04	0.07
Net income (loss) per share	$1.61	$0.59	$(0.10)	$(0.36)	$1.72
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.54	$0.54	$(0.10)	$(0.40)	$1.60
Discontinued operations	—	0.03	—	0.04	0.07
Net income (loss) per share	$1.54	$0.57	$(0.10)	$(0.36)	$1.67

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1)
High	$29.00	$17.70	$18.25	$19.60	$29.00
Low	$17.35	$15.40	$15.10	$15.90	$15.10

(1)	The price quotations above were obtained from the New York Stock Exchange website.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2016	Fourth	Third	Second	First	Year
Revenue	$218,945	$211,804	$212,074	$214,956	$857,779
Expenses	226,441	213,614	217,320	222,296	879,671
Loss before income taxes from continuing operations	(7,496)	(1,810)	(5,246)	(7,340)	(21,892)
Income taxes	(5,072)	(751)	(2,391)	(4,048)	(12,262)
Net loss from continuing operations	(2,424)	(1,059)	(2,855)	(3,292)	(9,630)
Net income (loss) from discontinued operations	759	413	9,566	(617)	10,121
Net income (loss)	(1,665)	(646)	6,711	(3,909)	491
Less net income (loss) attributable to noncontrolling interest, net of tax	125	66	1,523	(62)	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(1,790)	$(712)	$5,188	$(3,847)	$(1,161)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.28)	$(0.08)	$(0.21)	$(0.25)	$(0.72)
Discontinued operations	0.05	0.03	0.60	(0.04)	0.63
Net income (loss) per share	$(0.23)	$(0.05)	$0.39	$(0.29)	$(0.09)
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$(0.28)	$(0.08)	$(0.21)	$(0.25)	$(0.72)
Discontinued operations	0.05	0.03	0.60	(0.04)	0.63
Net income (loss) per share	$(0.23)	$(0.05)	$0.39	$(0.29)	$(0.09)

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1)
High	$19.65	$16.49	$16.66	$16.98	$19.65
Low	$13.65	$13.74	$13.63	$13.58	$13.58

(1)	The price quotations above were obtained from the New York Stock Exchange website.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

21.    Condensed consolidating financial information
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of the Notes. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Notes. See note 10 for further details.
The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Guarantors"), unless released as described below. Each of the Guarantors is 100% owned by the Parent. The indenture for the Notes contains covenants with restrictions which are discussed in note 10. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the Parent, the Guarantor subsidiaries, the Non-Guarantor subsidiaries and elimination entries necessary to consolidate the Company.
Each Guarantor will be automatically and unconditionally released and discharged upon: the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceasing to be a direct or indirect subsidiary of the Parent if such sale does not constitute an asset sale under the indenture for the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the indenture for the Notes; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Parent of its legal defeasance option or covenant defeasance option or the discharge of the Parent's obligations under the indenture for the Notes in accordance with the terms of such indenture.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,442	$3,716	$36,996	$—	$48,154
Deposits with clearing organizations	—	—	42,222	—	42,222
Receivable from brokers, dealers and clearing organizations	—	—	187,115	—	187,115
Receivable from customers, net of allowance for credit losses of $769	—	—	848,226	—	848,226
Income tax receivable	45,998	26,025	—	(69,084)	2,939
Securities purchased under agreements to resell	—	—	658	—	658
Securities owned, including amounts pledged of $655,683, at fair value	—	1,386	925,211	—	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,705 and $7,975, respectively	—	—	40,520	—	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $82,826	—	20,221	6,966	—	27,187
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	133	2,573	142,604	—	145,310
Deferred tax assets	3,502	—	18,463	(21,965)	—
Investment in subsidiaries	622,824	507,747	—	(1,130,571)	—
Intercompany receivables	52,149	83,437	—	(135,586)	—
Total assets	$732,048	$757,663	$2,418,570	$(1,469,764)	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$42,412	$—	$42,412
Bank call loans	—	—	118,300	—	118,300
Payable to brokers, dealers and clearing organizations	—	—	211,483	—	211,483
Payable to customers	—	—	385,907	—	385,907
Securities sold under agreements to repurchase	—	—	586,478	—	586,478
Securities sold but not yet purchased, at fair value	—	—	94,486	—	94,486
Accrued compensation	—	—	173,116	—	173,116
Accounts payable and other liabilities	7,221	33,994	51,280	—	92,495
Income tax payable	2,440	22,189	44,455	(69,084)	—
Senior secured notes, net of debt issuance cost of $1,163	198,837	—	—	—	198,837
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	17	33,040	(21,965)	11,092
Intercompany payables	—	62,163	73,423	(135,586)	—
Total liabilities	208,498	118,363	1,926,938	(339,193)	1,914,606
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	523,550	639,300	491,271	(1,130,571)	523,550
Noncontrolling interest	—	—	361	—	361
Total stockholders' equity	523,550	639,300	491,632	(1,130,571)	523,911
Total liabilities and stockholders' equity	$732,048	$757,663	$2,418,570	$(1,469,764)	$2,438,517

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$336,620	$—	$336,620
Advisory fees	—	1,752	323,114	(4,120)	320,746
Investment banking	—	—	81,215	(3,000)	78,215
Interest	—	9,589	48,548	(9,639)	48,498
Principal transactions, net	—	17	23,256	—	23,273
Other	22	361	112,962	(359)	112,986
Total revenue	22	11,719	925,715	(17,118)	920,338
EXPENSES
Compensation and related expenses	1,237	—	600,901	—	602,138
Communications and technology	160	—	71,818	—	71,978
Occupancy and equipment costs	—	—	61,523	(359)	61,164
Clearing and exchange fees	—	—	23,545	—	23,545
Interest	13,740	—	24,253	(9,639)	28,354
Other	4,969	1,382	114,192	(7,120)	113,423
Total expenses	20,106	1,382	896,232	(17,118)	900,602
Income (loss) before income taxes	(20,084)	10,337	29,483	—	19,736
Income taxes	(7,110)	(12,655)	17,631	—	(2,134)
Net income (loss) from continuing operations	(12,974)	22,992	11,852	—	21,870

Discontinued operations
Income from discontinued operations	—	—	2,071	—	2,071
Income taxes	—	—	941	—	941
Net income from discontinued operations	—	—	1,130	—	1,130

Equity in earnings of subsidiaries	35,790	12,798	—	(48,588)	—
Net income	22,816	35,790	12,982	(48,588)	23,000
Less net income attributable to noncontrolling interest, net of tax	—	—	184	—	184
Net income attributable to Oppenheimer Holdings Inc.	22,816	35,790	12,798	(48,588)	22,816
Other comprehensive income	—	—	2,263	—	2,263
Total comprehensive income	$22,816	$35,790	$15,061	$(48,588)	$25,079

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(25,979)	$(6,568)	$16,411	$—	$(16,136)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,611)	—	(5,611)
Proceeds from the settlement of Company-owned life insurance	—	—	1,744	—	1,744
Cash used in investing activities	—	—	(3,867)	—	(3,867)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,836)	—	—	—	(5,836)
Cash dividends paid to noncontrolling interest	—	—	(2,448)	—	(2,448)
Issuance of Class A non-voting common stock	26	—	—	—	26
Repurchase of Class A non-voting common stock for cancellation	(7,464)	—	—	—	(7,464)
Payments of employee taxes withheld related to vested share-based awards	(2,237)	—	—	—	(2,237)
Issuance of senior secured notes	200,000	—	—	—	200,000
Redemption of senior secured notes	(150,000)	—	—	—	(150,000)
Debt issuance costs	(1,297)	—	—	—	(1,297)
Decrease in bank call loans, net	—	—	(27,500)	—	(27,500)
Cash provided by (used in) in financing activities	33,192	—	(29,948)	—	3,244
Net increase (decrease) in cash and cash equivalents	7,213	(6,568)	(17,404)	—	(16,759)
Cash and cash equivalents, beginning of the year	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the year	$7,442	$3,716	$36,996	$—	$48,154

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$10,485	$7,698	$(85,048)	$—	$(66,865)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,731)	—	(5,731)
Proceeds from sale of assets	—	—	45,448	—	45,448
Cash provided by investing activities	—	—	39,717	—	39,717
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,887)	—	—	—	(5,887)
Cash dividends paid to noncontrolling interest	—	—	(5,740)	—	(5,740)
Repurchase of Class A non-voting common stock for cancellation	(3,935)	—	—	—	(3,935)
Payments of employee taxes withheld related to vested share-based awards	(1,341)	—	—	—	(1,341)
Increase in bank call loans, net	—	—	45,600	—	45,600
Cash provided by (used in) financing activities	(11,163)	—	39,860	—	28,697
Net increase (decrease) in cash and cash equivalents	(678)	7,698	(5,471)	—	1,549
Cash and cash equivalents, beginning of the year	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the year	$229	$10,284	$54,400	$—	$64,913

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$16,409	$1,029	$(36,851)	$—	$(19,413)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,889)	—	(5,889)
Cash used in investing activities	—	—	(5,889)	—	(5,889)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,008)	—	—	—	(6,008)
Repurchase of Class A non-voting common stock for cancellation	(8,250)	—	—	—	(8,250)
Payments of employee taxes withheld related to vested share-based awards	(1,683)	—	—	—	(1,683)
Redemption of senior secured notes	—	—	—	—	—
Decrease in bank call loans, net	—	—	40,800	—	40,800
Cash provided by (used in) financing activities	(15,941)	—	40,800	—	24,859
Net increase (decrease) in cash and cash equivalents	468	1,029	(1,940)	—	(443)
Cash and cash equivalents, beginning of the year	439	1,557	61,811	—	63,807
Cash and cash equivalents, end of the year	$907	$2,586	$59,871	$—	$63,364

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2017.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 6, 2017 with respect to fiscal 2016.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements
See Item 8 (pages 69 to 134)

(ii)Financial Statement Schedules
Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 138 to 139)

(b)	Exhibits
See the Exhibit Index included hereinafter on pages 138 to 139

(c)	Financial Statement Schedules excluded from the annual report to stockholders
None

EXHIBIT INDEX
Unless there is a parenthetical indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description	Page

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	By-Laws of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

10.1
Assurance of Discontinuance, dated February 23, 2010, between the Attorney General of the State of New York and Oppenheimer & Co. Inc. (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

10.2
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

4.1
Indenture dated as of June 23, 2017 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as an exhibit to Form 8-K dated June 23, 2017).

4.3
Registration Rights Agreement dated June 23, 2017 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Oppenheimer & Co. Inc., as representative of the several Initial Purchasers (previously filed as an exhibit to Form 8-K dated June 23, 2017).

10.1
Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of June 23, 2017 (previously filed as an exhibit to Form 8-K dated June 23, 2017).

10.37	Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of May 11, 2015 (filed herewith).

12	Oppenheimer Holdings Inc. Computation of Ratio of Earnings to Fixed Charges (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2017, 2016 and 2015, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of March, 2018.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2018
J.J. Alfano

/s/ E. Behrens	Director	March 2, 2018
E. Behrens

/s/ T. Dwyer	Director	March 2, 2018
T. Dwyer

/s/ W. Ehrhardt	Director	March 2, 2018
W. Ehrhardt

/s/ P. Friedman	Director	March 2, 2018
P. Friedman

/s/ M.A.M. Keehner	Director	March 2, 2018
M.A.M. Keehner

/s/ A.G.Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 2, 2018
A.G. Lowenthal

/s/ R.S. Lowenthal	Director	March 2, 2018
R.S. Lowenthal

/s/ A.W. Oughtred	Director	March 2, 2018
A.W. Oughtred

/s/ E.K. Roberts	Director	March 2, 2018
E.K. Roberts