Form 10-Q
period 2018-03-31
OPPENHEIMER HOLDINGS INC
filed 2018-04-27
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 27, 2018 was 13,141,103 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$42,715	$48,154
Deposits with clearing organizations	70,938	42,222
Receivable from brokers, dealers and clearing organizations	171,130	187,115
Receivable from customers, net of allowance for credit losses of $809 ($769 in 2017)	881,941	848,226
Income tax receivable	3,132	2,939
Securities purchased under agreements to resell, at fair value	—	658
Securities owned, including amounts pledged of $688,647 ($655,683 in 2017), at fair value	999,627	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,680 and $8,120, respectively ($24,705 and $7,975, respectively, in 2017)	42,386	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,344 ($82,826 in 2017)	28,341	27,187
Intangible assets	32,100	31,700
Goodwill	137,889	137,889
Other assets	123,777	145,310
Total assets	$2,533,976	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$20,993	$42,412
Bank call loans	147,400	118,300
Payable to brokers, dealers and clearing organizations	255,126	211,483
Payable to customers	445,085	385,907
Securities sold under agreements to repurchase	576,017	586,478
Securities sold but not yet purchased, at fair value	147,886	94,486
Accrued compensation	103,751	173,116
Accounts payable and other liabilities	94,172	92,495
Senior secured notes, net of debt issuance costs of $1,098 ($1,163 in 2017)	198,902	198,837
Deferred tax liabilities, net of deferred tax assets of $44,138 ($47,597 in 2017)	14,135	11,092
Total liabilities	2,003,467	1,914,606
Commitments and contingencies (note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,141,103 and 13,139,203 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	58,396	58,359
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	58,529	58,492
Contributed capital	37,996	36,546
Retained earnings	432,179	426,930
Accumulated other comprehensive income	1,440	1,582
Total Oppenheimer Holdings Inc. stockholders' equity	530,144	523,550
Non-controlling interest	365	361
Total stockholders' equity	530,509	523,911
Total liabilities and stockholders' equity	$2,533,976	$2,438,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands, except number of shares and per share amounts)	2018	2017
REVENUE
Commissions	$83,407	$86,717
Advisory fees	77,548	69,409
Investment banking	28,210	18,021
Bank deposit sweep income	25,297	14,126
Interest	12,227	10,565
Principal transactions, net	2,726	5,373
Other	5,115	9,050
Total revenue	234,530	213,261
EXPENSES
Compensation and related expenses	153,104	143,878
Communications and technology	18,688	17,706
Occupancy and equipment costs	15,428	15,272
Clearing and exchange fees	6,096	5,854
Interest	8,963	5,356
Other	22,626	32,220
Total expenses	224,905	220,286
Income (Loss) before income taxes from continuing operations	9,625	(7,025)
Income taxes	2,916	(1,687)
Net income (loss) from continuing operations	6,709	(5,338)

Discontinued operations
Income from discontinued operations	—	976
Income taxes	—	389
Net income from discontinued operations	—	587

Net income (loss)	6,709	(4,751)
Less net income attributable to non-controlling interest, net of tax	4	96
Net income (loss) attributable to Oppenheimer Holdings Inc.	$6,705	$(4,847)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.51	$(0.40)
Discontinued operations	—	0.04
Net income (loss) per share	$0.51	$(0.36)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.48	$(0.40)
Discontinued operations	—	0.04
Net income (loss) per share	$0.48	$(0.36)

Weighted average shares
Basic	13,239,628	13,399,250
Diluted	13,977,492	13,399,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2018	2017
Net income (loss)	$6,709	$(4,751)
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	(142)	1,424
Comprehensive income (loss)	6,567	(3,327)
Net income attributable to non-controlling interest, net of tax	4	96
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$6,563	$(3,423)

(1)	No other comprehensive income (loss) is attributable to non-controlling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2018	2017
Share capital
Balance at beginning of period	$58,492	$59,361
Issuance of Class A non-voting common stock	37	3,857
Repurchase of Class A non-voting common stock for cancellation	—	(4,357)
Balance at end of period	58,529	58,861
Contributed capital
Balance at beginning of period	36,546	41,765
Share-based expense	1,509	1,317
Vested employee share plan awards	(59)	(6,060)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	425
Balance at end of period	37,996	37,447
Retained earnings
Balance at beginning of period	426,930	410,258
Net income (loss) attributable to Oppenheimer Holdings Inc.	6,705	(4,847)
Dividends paid ($0.11 per share)	(1,456)	(1,480)
Dividends received from non-controlling interest	—	6
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	(314)
Balance at end of period	432,179	403,623
Accumulated other comprehensive income
Balance at beginning of period	1,582	(681)
Currency translation adjustment	(142)	1,424
Balance at end of period	1,440	743
Total Oppenheimer Holdings Inc. stockholders' equity	530,144	500,674
Non-controlling interest
Balance at beginning of period	361	2,631
Net income attributable to non-controlling interest, net of tax	4	96
Dividends paid to non-controlling interest	—	(816)
Dividends paid to parent	—	(6)
Balance at end of period	365	1,905
Total stockholders' equity	$530,509	$502,579
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2018	2017
Cash flows from operating activities
Net income (loss)	$6,709	$(4,751)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash items included in net income (loss):
Depreciation and amortization of furniture, equipment and leasehold improvements	1,542	1,432
Deferred income taxes	3,043	807
Amortization of notes receivable	3,205	2,782
Amortization of debt issuance costs	65	121
Provision for (reversal of) credit losses	40	(33)
Share-based compensation	1,484	739
Decrease (increase) in operating assets:
Deposits with clearing organizations	(28,716)	(3,717)
Receivable from brokers, dealers and clearing organizations	15,985	(17,651)
Receivable from customers	(33,755)	17,335
Income tax receivable	(193)	(2,511)
Securities purchased under agreements to resell	658	20,110
Securities owned	(73,030)	(292,599)
Notes receivable	(5,071)	(6,491)
Other assets	21,391	(5,860)
Increase (decrease) in operating liabilities:
Drafts payable	(21,419)	(6,445)
Payable to brokers, dealers and clearing organizations	43,643	(46,185)
Payable to customers	59,178	54,402
Securities sold under agreements to repurchase	(10,461)	78,006
Securities sold but not yet purchased	53,400	214,422
Accrued compensation	(69,340)	(49,200)
Accounts payable and other liabilities	4,099	3,301
Cash used in operating activities	(27,543)	(41,986)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(2,696)	(1,550)
Purchase of intangible assets	(400)	—
Cash used in investing activities	(3,096)	(1,550)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,456)	(1,480)
Cash dividends paid to non-controlling interest	—	(816)
Repurchase of Class A non-voting common stock for cancellation	—	(4,357)
Payments for employee taxes withheld related to vested share-based awards	(2,444)	(2,203)
Increase in bank call loans, net	29,100	49,900
Cash provided by financing activities	25,200	41,044
Net decrease in cash and cash equivalents	(5,439)	(2,492)
Cash and cash equivalents, beginning of period	48,154	64,913
Cash and cash equivalents, end of period	$42,715	$62,421
Schedule of non-cash financing activities
Employee share plan issuance	$37	$3,857
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,578	$2,023
Cash paid during the period for income taxes, net	$100	$503
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization and basis of presentation
Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services.
The Company has 92 retail branch offices in the United States and has institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate financial services and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") which was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K"). The accompanying December 31, 2017 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present non-controlling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of March 31, 2018, the Company owned 83.68% of OMHHF and the non-controlling interest recorded on the condensed consolidated balance sheet was $365,000.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

2.    New accounting pronouncements
Recently Issued
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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that the ASU will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. The Company is no longer required to perform its Step 2 goodwill impairment test; instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, of the ASU on the Company; the adoption of the ASU is not currently expected to have a material impact on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. The ASU improves the transparency and understandability of information conveyed to financial statement users by better aligning companies' hedging relationship to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of the hedging program. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, of the ASU on the Company; the adoption of the ASU is not currently expected to have a material impact on its condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

3.    Revenues from contracts with customers

In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers." The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's condensed consolidated financial statements for the three months ended March 31, 2018.
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company's progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.
The Company earns revenue from contracts with customers and other sources (principal transactions, interest and other). The following provides detailed information on the recognition of the Company's revenue from contracts with customers:
Commissions
Commissions from Sales and Trading — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. A substantial portion of Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on trade date when the performance obligation is satisfied. Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equities securities and corporate bond transactions and one day for government securities and commodities transactions. The Company records a receivable on the trade date and receives a payment on settlement date.
Mutual Fund Income — The Company earns mutual fund income for sales and distribution of mutual fund shares. Many mutual fund companies pay distribution fees to intermediaries, such as broker-dealers, for selling their shares. The fees are operational expenses of the mutual fund and are included in its expense ratio. The Company recognizes mutual fund income at a point in time on trade date when the performance obligation is satisfied which is when the mutual fund interest is sold to the investor. Mutual fund income is generally received within 90 days.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client assets under management ("AUM") exceeds a specified benchmark return or other performance targets over a 12-month measurement period. Performance fees are considered variable as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the condensed consolidated statement of operations.
Revenues from financial advisory services includes fees generated in connection with mergers, acquisitions and restructuring transactions and such revenues and fees are primarily recorded at a point in time when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Payment for advisory services is generally due upon a completion of the transaction or milestone. Retainer fees and fees earned from certain advisory services are recognized ratably over the service period as the customer receives the benefit of the services throughout the term of the contracts, and such fees are collected based on the terms of the contracts.
Bank Deposit Sweep Income
Bank deposit sweep income consists of revenues earned from the FDIC-insured bank deposit program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. Fees are earned over time and are generally received within 30 days.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2018:

(Expressed in thousands)
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$40,278	$—	$31,997	$15	$72,290
Mutual fund income	10,827	283	2	5	11,117
Advisory fees	60,136	17,353	51	8	77,548
Investment banking - capital markets	4,370	—	14,396	—	18,766
Investment banking - advisory	—	—	9,444	—	9,444
Bank deposit sweep income	25,297	—	—	—	25,297
Other	4,275	3	(25)	1	4,254
Total revenues from contracts with customers	145,183	17,639	55,865	29	218,716
Other sources of revenue:
Interest	8,837	5	3,205	180	12,227
Principal transactions, net	(80)	—	2,392	414	2,726
Other	154	—	67	640	861
Total other sources of revenue	8,911	5	5,664	1,234	15,814
Total revenue	$154,094	$17,644	$61,529	$1,263	$234,530

Contract Balances
The timing of the Company's revenue recognition may differ from the timing of payment by its customers. The Company records receivables when revenue is recognized prior to payment and it has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.
The Company had receivables related to revenue from contracts with customers of $24.6 million and $18.6 million at March 31, 2018 and January 1, 2018, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2018.
Deferred revenue primarily relates to IRA fees received annually in advance on customer's IRA accounts managed by the Company where the performance obligation has not yet been satisfied. Deferred revenue was $2.2 million and $nil at March 31, 2018 and January 1, 2018, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at March 31, 2018	Opening Balance at January 1, 2018
Contract assets:
Commission (1)	$3,152	$2,007
Mutual fund income (2)	7,823	7,779
Advisory fees (3)	821	1,460
Bank deposit sweep income (4)	4,477	3,459
Investment banking fees (5)	8,335	3,926
Total contract assets	$24,608	$18,631
Deferred income:
IRA fees	$2,220	$—

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fee earned but not yet received.

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. For the three months ended March 31, 2018, the contract costs were $1.7 million. There were no significant charges recognized in relation to these costs for the three months ended March 31, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2018	2017
Basic weighted average number of shares outstanding	13,239,628	13,399,250
Net dilutive effect of share-based awards, treasury method (1)	737,864	—
Diluted weighted average number of shares outstanding	13,977,492	13,399,250

Net income (loss) from continuing operations	$6,709	$(5,338)
Net income from discontinued operations	—	587
Net income (loss)	6,709	(4,751)
Less net income attributable to non-controlling interest, net of tax	4	96
Net income (loss) attributable to Oppenheimer Holdings Inc.	$6,705	$(4,847)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.51	$(0.40)
Discontinued operations (2)	—	0.04
Net income (loss) per share	$0.51	$(0.36)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.48	$(0.40)
Discontinued operations (2)	—	0.04
Net income (loss) per share	$0.48	$(0.36)

(1)
For the three months ended March 31, 2018, the diluted earnings per share computation does not include the anti-dilutive effect of 4,050 shares of Class A Stock granted under share-based compensation arrangements (1,334,607 shares for the three months ended March 31, 2017 ).

(2)	Represents net income from discontinued operations less net income attributable to non-controlling interest, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2018	December 31, 2017
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$112,272	$132,368
Receivable from brokers	15,333	19,298
Securities failed to deliver	16,862	9,442
Clearing organizations	24,296	24,361
Other	2,367	1,646
Total	$171,130	$187,115
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$174,567	$180,270
Payable to brokers	3,405	1,567
Securities failed to receive	23,677	17,559
Other	53,477	12,087
Total	$255,126	$211,483

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Mortgage and Other Asset-Backed Securities
The Company values non-agency securities collateralized by home equity and various other types of collateral based on external pricing and spread data provided by independent pricing services. When specific external pricing is not observable, the valuation is based on yields and spreads for comparable bonds.
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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client-related legal settlements and awards to purchase ARS, as of March 31, 2018, the Company purchased and holds (net of redemptions) approximately $88.5 million in ARS from its clients. In addition, the Company is committed to purchase another $11.0 million in ARS from clients through 2020 under legal settlements and awards.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities that are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities that are asset-backed securities backed by student loans.
Interest rates on ARS typically reset through periodic auctions. Due to the auction mechanism and generally liquid markets, ARS have historically been classified as Level 1 of the fair value hierarchy. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Once the auctions failed, the ARS could no longer be valued using observable prices set in the auctions. The Company has used less observable determinants of the fair value of ARS, including the strength in the underlying credits, announced issuer redemptions, completed issuer redemptions, and announcements from issuers regarding their intentions with respect to their outstanding ARS. The Company has also developed an internal methodology to discount for the lack of liquidity and non-performance risk of the failed auctions. Due to liquidity problems associated with the ARS market, ARS that lack liquidity are setting their interest rates according to a maximum rate formula. For example, an auction rate preferred security maximum rate may be set at 200% of a short-term index such as LIBOR or U.S. Treasury yield. For fair value purposes, the Company has determined that the maximum spread would be an adequate risk premium to account for illiquidity in the market. Accordingly, the Company applies a spread to the short-term index for each asset class to derive the discount rate. The Company uses short-term U.S. Treasury yields as its benchmark short-term index. The risk of non-performance is typically reflected in the prices of ARS positions where the fair value is derived from recent trades in the secondary market.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of March 31, 2018
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$87,950	$1,158	$86,792	Discounted Cash Flow	Discount Rate (2)	2.56% to 3.49%	3.05%
					Duration	2.5 Years	2.5 Years
					Current Yield (3)	2.15% to 2.79%	2.49%
Municipal Auction Rate Securities	300	10	290	Discounted Cash Flow	Discount Rate (4)	4.17%	4.17%
					Duration	3 Years	3 Years
					Current Yield (3)	3.00%	3.00%
Student Loan Auction Rate Securities	275	7	268	Discounted Cash Flow	Discount Rate (5)	3.79%	3.79%
					Duration	5.5 Years	5.5 Years
					Current Yield (3)	3.23%	3.23%
	$88,525	$1,175	$87,350
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$15,974	$181	$15,793	Discounted Cash Flow	Discount Rate (2)	2.56% to 3.49%	3.05%
					Duration	2.5 Years	2.5 Years
					Current Yield (3)	2.15% to 2.79%	2.49%
Municipal Auction Rate Securities	27	1	26	Discounted Cash Flow	Discount Rate (4)	4.17%	4.17%
					Duration	3 Years	3 Years
					Current Yield (3)	3.00%	3.00%
Student Loan Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (5)	3.79%	3.79%
					Duration	5.5 Years	5.5 Years
					Current Yield (3)	3.23%	3.23%
	$16,026	$183	$15,843
Total	$104,551	$1,358	$103,193

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet as of March 31, 2018. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet as of March 31, 2018.

(2)	Derived by applying a multiple to a spread between 110% to 150% to the U.S. Treasury rate of 2.32%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 2.38%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.59%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet as of March 31, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at March 31, 2018 would result in a decrease in the fair value of $614,000 (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at March 31, 2018 would result in a decrease in the fair value of $1.2 million (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, the Company categorizes ARS in Level 3 of the fair value hierarchy. As of March 31, 2018, the Company had a valuation adjustment (unrealized loss) of $1.2 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of March 31, 2018, the Company also had a valuation adjustment of $183,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, which is included in accounts payable and other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $1.4 million as of March 31, 2018. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2018:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,556	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,980	1,400	N/A	N/A
	$7,536	$1,400

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
For financial instruments categorized in Level 3 of the fair value hierarchy measured on a recurring basis, primarily for ARS, a group comprised of the CFO, the Controller, and an Operations Director are responsible for the ARS valuation model and resulting fair valuations. Procedures performed include aggregating all ARS owned by type from firm inventory accounts and ARS purchase commitments from regulatory and legal settlements and awards provided by the Legal Department. Observable and unobservable inputs are aggregated from various sources and entered into the ARS valuation model. For unobservable inputs, the group reviews the appropriateness of the inputs to ensure consistency with how a market participant would arrive at the unobservable input. For example, for the duration assumption, the group would consider recent policy statements regarding short-term interest rates by the Federal Reserve and recent ARS issuer redemptions and announcements for future redemptions. The model output is reviewed for reasonableness and consistency. Where available, comparisons are performed between ARS owned or committed to purchase with ARS that are trading in the secondary market.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,490	$—	$—	$10,490
Deposits with clearing organizations	41,387	—	—	41,387
Securities owned:
U.S. Treasury securities	708,250	—	—	708,250
U.S. Agency securities	13,556	10,740	—	24,296
Sovereign obligations	—	557	—	557
Corporate debt and other obligations	—	21,659	—	21,659
Mortgage and other asset-backed securities	—	1,980	—	1,980
Municipal obligations	—	91,523	—	91,523
Convertible bonds	—	31,465	—	31,465
Corporate equities	31,974	—	—	31,974
Money markets	573	—	—	573
Auction rate securities	—	—	87,350	87,350
Securities owned, at fair value	754,353	157,924	87,350	999,627
Investments (1)	—	—	168	168
Derivative contracts:
TBAs	—	3,752	—	3,752
Total	$806,230	$161,676	$87,518	$1,055,424
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$108,819	$—	$—	$108,819
U.S. Agency securities	—	5	—	5
Sovereign obligations	—	1,336	—	1,336
Corporate debt and other obligations	—	5,048	—	5,048
Mortgage and other asset-backed securities	—	8	—	8
Convertible bonds	—	8,237	—	8,237
Corporate equities	—	24,433	—	24,433
Securities sold but not yet purchased, at fair value	108,819	39,067	—	147,886
Derivative contracts:
Futures	1,218	—	—	1,218
TBAs	—	3,667	—	3,667
ARS purchase commitments	—	—	183	183
Derivative contracts, total	1,218	3,667	183	5,068
Total	$110,037	$42,734	$183	$152,954

(1)	Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,490	$—	$—	$10,490
Deposits with clearing organizations	34,293	—	—	34,293
Securities owned:
U.S. Treasury securities	640,337	—	—	640,337
U.S. Agency securities	3,011	6,894	—	9,905
Sovereign obligations	—	608	—	608
Corporate debt and other obligations	—	12,538	—	12,538
Mortgage and other asset-backed securities	—	4,037	—	4,037
Municipal obligations	—	89,618	35	89,653
Convertible bonds	—	23,216	—	23,216
Corporate equities	34,067	—	—	34,067
Money markets	383	—	—	383
Auction rate securities	—	24,455	87,398	111,853
Securities owned, at fair value	677,798	161,366	87,433	926,597
Investments (1)	—	—	169	169
Derivative contracts:
TBAs	—	716	—	716
Total	$722,581	$162,082	$87,602	$972,265
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$53,425	$—	$—	$53,425
U.S. Agency securities	—	13	—	13
Sovereign obligations	—	1,179	—	1,179
Corporate debt and other obligations	—	4,357	—	4,357
Mortgage and other asset-backed securities	—	10	—	10
Convertible bonds	—	10,109	—	10,109
Corporate equities	25,393	—	—	25,393
Securities sold but not yet purchased, at fair value	78,818	15,668	—	94,486
Derivative contracts:
Futures	766	—	—	766
TBAs	—	614	—	614
ARS purchase commitments	—	—	8	8
Derivative contracts, total	766	614	8	1,388
Total	$79,584	$16,282	$8	$95,874

(1)	Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

There were no transfers between any of the levels in the three months ended March 31, 2018 and 2017.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1)	87,398	847	50	(945)	—	87,350
Investments	169	(1)	—	—	—	168
Liabilities
ARS purchase commitments (2)	8	(175)	—	—	—	183

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of operations.

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

(3)
Included in principal transactions in the condensed consolidated statement of operations, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of operations.

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
Assets and liabilities not measured at fair value as of March 31, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$32,225	$32,225	$—	$—	$32,225
Deposits with clearing organization	29,551	29,551	—	—	29,551
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	112,272	—	112,272	—	112,272
Receivables from brokers	15,333	—	15,333	—	15,333
Securities failed to deliver	16,862	—	16,862	—	16,862
Clearing organizations	24,296	—	24,296	—	24,296
Other	2,007	—	2,007	—	2,007
	170,770	—	170,770	—	170,770
Receivable from customers	881,941	—	881,941	—	881,941
Notes receivable, net	42,386	—	42,386	—	42,386
Investments (1)	65,563	—	65,563	—	65,563

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$20,993	$20,993	$—	$—	$20,993
Bank call loans	147,400	—	147,400	—	147,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	174,567	—	174,567	—	174,567
Payable to brokers	3,405	—	3,405	—	3,405
Securities failed to receive	23,677	—	23,677	—	23,677
Other	51,984	—	51,984	—	51,984
	253,633	—	253,633	—	253,633
Payables to customers	445,085	—	445,085	—	445,085
Securities sold under agreements to repurchase	576,017	—	576,017	—	576,017
Senior secured notes	200,000	—	206,488	—	206,488

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2017

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$37,664	$37,664	$—	$—	$37,664
Deposits with clearing organization	7,929	7,929	—	—	7,929
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	132,368	—	132,368	—	132,368
Receivables from brokers	19,298	—	19,298	—	19,298
Securities failed to deliver	9,442	—	9,442	—	9,442
Clearing organizations	24,361	—	24,361	—	24,361
Other	930	—	930	—	930
	186,399	—	186,399	—	186,399
Receivable from customers	848,226	—	848,226	—	848,226
Securities purchased under agreements to resell	658	—	658	—	658
Notes receivable, net	40,520	—	40,520	—	40,520
Investments (1)	65,404	—	65,404	—	65,404

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$42,212	$42,212	$—	$—	$42,212
Bank call loans	118,300	—	118,300	—	118,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	180,270	—	180,270	—	180,270
Payable to brokers	1,567	—	1,567	—	1,567
Securities failed to receive	17,559	—	17,559	—	17,559
Other	10,707	—	10,707	—	10,707
	210,103	—	210,103	—	210,103
Payables to customers	385,907	—	385,907	—	385,907
Securities sold under agreements to repurchase	586,478	—	586,478	—	586,478
Senior secured notes	200,000	—	206,380	—	206,380

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of operations as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the condensed consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of operations as principal transactions revenue, net.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of March 31, 2018 and December 31, 2017 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2018
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$909,200	$3,392
	Other TBAs (2)	32,198	360
		$941,398	$3,752
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$5,076,000	$1,218
	TBAs	909,200	3,382
	Other TBAs (2)	32,198	285
	ARS purchase commitments	16,026	183
		$6,033,424	$5,068

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended March 31, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$1,029
Other contracts	TBAs	Principal transactions revenue	34
	Other TBAs	Other revenue	75
	ARS purchase commitments	Principal transactions revenue	(175)
			$963

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended March 31, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$242
Other contracts	Foreign exchange forward contracts	Other revenue	4
	TBAs	Principal transactions revenue	(127)
	Other TBAs	Other revenue	320
	ARS purchase commitments	Principal transactions revenue	315
			$754

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

7.    Collateralized transactions
The Company enters into collateralized borrowing and lending transactions in order to meet customers' needs and earn interest rate spreads, obtain securities for settlement and finance trading inventory positions. Under these transactions, the Company either receives or provides collateral, including U.S. Government and Agency, asset-backed, corporate debt, equity, and non-U.S. Government and Agency securities.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of March 31, 2018, bank call loans were $147.4 million ($118.3 million as of December 31, 2017). As of March 31, 2018, such loans were collateralized by firm and customer securities with market values of approximately $94.0 million and $308.3 million, respectively, with commercial banks.
As of March 31, 2018, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $155.0 million under securities loan agreements.
As of March 31, 2018, the Company had pledged $534.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2018, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2018:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$675,001
Securities loaned:
Equity securities	174,567
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$849,568

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2018 and December 31, 2017:

As of March 31, 2018
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$98,984	$(98,984)	$—	$—	$—	$—
Securities borrowed (1)	112,272	—	112,272	(110,197)	—	2,075
Total	$211,256	$(98,984)	$112,272	$(110,197)	$—	$2,075

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$675,001	$(98,984)	$576,017	$(573,624)	$—	$2,393
Securities loaned (2)	174,567	—	174,567	(167,705)	—	6,862
Total	$849,568	$(98,984)	$750,584	$(741,329)	$—	$9,255

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$200,712	$(200,054)	$658	$—	$—	$658
Securities borrowed (1)	132,368	—	132,368	(128,575)	—	3,793
Total	$333,080	$(200,054)	$133,026	$(128,575)	$—	$4,451

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$786,532	$(200,054)	$586,478	$(585,289)	$—	$1,189
Securities loaned (2)	180,270	—	180,270	(170,176)	—	10,094
Total	$966,802	$(200,054)	$766,748	$(755,465)	$—	$11,283

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2018, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $109.2 million ($127.2 million as of December 31, 2017) and $98.9 million ($221.6 million as of December 31, 2017), respectively, of which the Company has sold and re-pledged approximately $13.5 million ($30.9 million as of December 31, 2017) under securities loaned transactions and $98.9 million under repurchase agreements ($221.6 million as of December 31, 2017).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $688.6 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2018 ($655.7 million as of December 31, 2017). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $94.0 million as of March 31, 2018 ($97.2 million as of December 31, 2017).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2018 are receivables from four major U.S. broker-dealers totaling approximately $89.0 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2018 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2018, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing investment alternatives to both its institutional and qualified retail clients. The Company holds variable interests in these funds as a result of its right to receive management and incentive fees. The Company's investment in and additional capital commitments to these hedge funds and private equity funds are also considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited to the amount committed.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of March 31, 2018 and December 31, 2017:

(Expressed in thousands)
	As of March 31, 2018
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$333,070	$671	$—	$—	$671
Private equity funds	15,668	12	—	2	14
Total	$348,738	$683	$—	$2	$685

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)
	As of December 31, 2017
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$328,172	$713	$—	$—	$713
Private equity funds	15,668	12	—	2	14
Total	$343,840	$725	$—	$2	$727

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

9.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2018	December 31, 2017
6.75% Senior Secured Notes	7/1/2022	$200,000	$200,000
Unamortized Debt Issuance Cost		(1,098)	(1,163)
		$198,902	$198,837
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "Old Notes") in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The Company capitalized the remaining $1.3 million and will amortize it over the term of the Notes.
The indenture governing the Notes contains covenants that place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, mergers and acquisitions and the granting of liens. Pursuant to the indenture governing the Notes, the Parent is restricted from paying any dividend or making any payment or distribution on account of its equity interests unless, among other things, (i) the dividend, payment or distribution (together with all other such dividends, payments or distributions made since July 1, 2017) is less than an amount calculated based in part on the Consolidated Adjusted Net Income (as defined in the indenture governing the Notes) of the Parent and its restricted and regulated subsidiaries since July 1, 2017, or (ii) the dividend, payment or distribution fits within one or more exceptions, including:

•	it is less than $20 million in any fiscal year; or

•	when combined with all other Restricted Payments (as defined in the indenture governing the Notes) that rely upon this exception, it does not exceed $10 million.
The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of March 31, 2018, the Parent was in compliance with all of its covenants.
Interest expense for the three months ended March 31, 2018 on the Notes was $3.4 million.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

8.75% Senior Secured Notes
On April 12, 2011, the Parent issued in a private offering $200.0 million in aggregate principal amount of Old Notes at an issue price of 100% of the principal amount. Interest on the Old Notes was payable semi-annually on April 15th and October 15th. On April 15, 2014, the Parent retired early $50.0 million of the Old Notes.
The indenture for the Old Notes contained covenants, with which the Company was in compliance during 2017.
On April 15, 2017, the Parent used the net proceeds from the asset sales of OMHHF to finance the redemption of $30.0 million aggregate principal amount of the Old Notes at a redemption price equal to 100% of the principal, plus accrued and unpaid interest.
On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Notes to redeem in full its Old Notes in the principal amount of $120.0 million and to satisfy and discharge all of its obligations under the indenture governing the Old Notes (the "8.75% Notes Indenture").
In connection with the satisfaction and discharge of the 8.75% Notes Indenture, all of the obligations of the Parent and the subsidiary guarantors (other than certain customary provisions of the 8.75% Notes Indenture, including those relating to the compensation and indemnification of the trustee, that expressly survive pursuant to the terms of the 8.75% Notes Indenture) were discharged and the guarantees of the subsidiary guarantors and the liens on the collateral securing the Old Notes were released on June 23, 2017.
Interest expense for the three months ended March 31, 2017 on the Old Notes was $3.3 million.

10.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Class A Stock outstanding, beginning of period	13,139,203	13,261,095
Issued pursuant to shared-based compensation plans	1,900	179,020
Repurchased and canceled pursuant to the stock buy-back	—	(257,783)
Class A Stock outstanding, end of period	13,141,103	13,182,332

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
During the three months ended March 31, 2018, the Company did not purchase any shares of Class A Stock under this program. As of March 31, 2018, 508,906 shares remained available to be purchased under this program.
Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's senior secured debt. The Company will cancel all of the shares repurchased. The Company expects to continue the share repurchase program indefinitely. The Company will base the timing and amounts of any purchases on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, the Company may commerce or suspend repurchases from time to time without notice.
11.    Income taxes
On December 22, 2017, the Federal government enacted Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. Federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) limitations on the use of FTCs to reduce the U.S. income tax liability; (6) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (7) creating the base erosion anti-abuse tax, a new minimum tax; (8) limitations on the deductibility of certain executive compensation; (9) creating a new limitation on deductible interest expense; (10) eliminating the deductibility of entertainment expenses; and (11) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
On December 22, 2017, the SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. The Company has not completed its accounting for the income tax effects of certain elements of the TCJA. However, the Company was able to make reasonable estimates of the effects of certain elements and recorded a provisional estimate in the condensed consolidated financial statements. The estimated enactment net discrete after-tax benefit incorporates assumptions made based upon the Company's current interpretations of the TCJA, and may change as it receives additional clarification and implementation guidance and as the interpretation of the TCJA evolves over time. The Company is expected to complete its analysis within the measurement period in accordance with SAB 118.
The effective income tax rate from continuing operations for the first quarter of 2018 was 30.3% (tax expense) compared with 24.0% (tax benefit) for the first quarter of 2017 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The low estimated effective tax rate for the first quarter of 2018 is due to the lower Federal tax rate of 21% (versus 35%) as a result of the passage of the TCJA in December 2017 offset by foreign income inclusion and larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

12.    Contingencies
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include inquiries from the Securities and Exchange Commission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and various state regulators.
The Company accrues for estimated loss contingencies related to legal and regulatory matters when available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.
For certain legal and regulatory proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial, indeterminate or special damages. Counsel may be required to review, analyze and resolve numerous issues, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before the Company can reasonably estimate a loss or range of loss or additional loss for the proceeding. Even after lengthy review and analysis, the Company, in many legal and regulatory proceedings, may not be able to reasonably estimate possible losses or range of loss.
For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's condensed consolidated financial statements as a whole.
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $38.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2018, the Company purchased and holds (net of redemptions) approximately $88.5 million in ARS from its clients. In addition, the Company is committed to purchase another $11.0 million in ARS from clients through 2020 under legal settlements and awards.

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
Eligible Investors for future buybacks continued to hold approximately $21.9 million of ARS principal value as of March 31, 2018. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represents the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements and awards are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. As of March 31, 2018, there were no ARS purchase commitments related to legal settlements extending past 2020.
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
Since September 2016, Oppenheimer has been responding to information requests from FINRA (including from FINRA's Enforcement Department) regarding the supervision of Oppenheimer's sale of unit investment trusts from 2011 to 2015. The inquiry is part of a larger targeted examination or "sweep" examination involving many other brokerage firms. Oppenheimer is continuing to cooperate with the FINRA inquiry.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2018, the net capital of Oppenheimer as calculated under the Rule was $147.1 million or 12.65% of Oppenheimer's aggregate debit items. This was $123.9 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2018, Freedom had net capital of $5.4 million, which was $5.3 million in excess of the $100,000 required to be maintained at that date.
As of March 31, 2018, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 13.81% (required 4.5%);

•	Tier 1 Capital ratio 13.81% (required 6.0%); and

•	Total Capital ratio 14.73% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRV IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. In December 2017, the Company contributed additional capital of $7.0 million to Oppenheimer Europe Ltd. in order to facilitate this new permissioning.
As of March 31, 2018, the regulatory capital of Oppenheimer Investments Asia Limited was $2.0 million, which was $1.6 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

14.     Segment information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.
The Company's reportable segments are:
Private Client — includes commissions and a proportionate amount of fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;
Asset Management — includes a proportionate amount of fee income earned on AUM from investment management services of Oppenheimer Asset Management Inc. Oppenheimer's asset management divisions employ various programs to manage client assets either in individual accounts or in funds, and includes direct expenses associated with this segment; and
Capital Markets — includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company's operations in the United Kingdom, Hong Kong and Israel, and direct expenses associated with this segment.
The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits.
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the three months ended March 31, 2018 and 2017. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2018	2017
Revenue
Private client (1)	$154,094	$137,389
Asset management (1)	17,644	18,666
Capital markets	61,529	55,903
Corporate/Other	1,263	1,303
Total	$234,530	$213,261
Income (loss) before income taxes
Private client (1)	$40,162	$28,762
Asset management (1)	3,718	3,711
Capital markets	(6,057)	(12,614)
Corporate/Other	(28,198)	(26,884)
Total	$9,625	$(7,025)

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned for the three months ended March 31, 2018 and 2017 was as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2018	2017
Americas	$225,612	$203,663
Europe/Middle East	7,523	8,460
Asia	1,395	1,138
Total	$234,530	$213,261

15.    Subsequent events
On April 27, 2018, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 25, 2018 to holders of Class A Stock and Class B Stock of record on May 11, 2018.

16.    Condensed consolidating financial information
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of the Notes. The Company used a portion of the net proceeds from the offering of the Notes to redeem in full its Old Notes. See note 9 for further details.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,496	$4,235	$32,984	$—	$42,715
Deposits with clearing organizations	—	—	70,938	—	70,938
Receivable from brokers, dealers and clearing organizations	—	—	171,130	—	171,130
Receivable from customers, net of allowance for credit losses of $809	—	—	881,941	—	881,941
Income tax receivable	44,792	25,330	—	(66,990)	3,132
Securities owned, including amounts pledged of $688,647, at fair value	—	1,360	998,267	—	999,627
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,680 and $8,120, respectively	—	—	42,386	—	42,386
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $84,344	—	21,182	7,159	—	28,341
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	201	2,572	121,004	—	123,777
Deferred tax assets	1,130	—	17,362	(18,492)	—
Investment in subsidiaries	632,031	515,176	—	(1,147,207)	—
Intercompany receivables	51,359	50,632	—	(101,991)	—
Total assets	$735,009	$733,445	$2,512,760	$(1,447,238)	$2,533,976
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$20,993	$—	$20,993
Bank call loans	—	—	147,400	—	147,400
Payable to brokers, dealers and clearing organizations	—	—	255,126	—	255,126
Payable to customers	—	—	445,085	—	445,085
Securities sold under agreements to repurchase	—	—	576,017	—	576,017
Securities sold but not yet purchased, at fair value	—	—	147,886	—	147,886
Accrued compensation	—	—	103,751	—	103,751
Accounts payable and other liabilities	3,523	34,148	56,501	—	94,172
Income tax payable	2,440	22,189	42,361	(66,990)	—
Senior secured notes, net of debt issuance cost of $1,098	198,902	—	—	—	198,902
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	8	32,619	(18,492)	14,135
Intercompany payables	—	28,140	73,851	(101,991)	—
Total liabilities	204,865	84,485	2,014,148	(300,031)	2,003,467
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	530,144	648,960	498,247	(1,147,207)	530,144
Non-controlling interest	—	—	365	—	365
Total stockholders' equity	530,144	648,960	498,612	(1,147,207)	530,509
Total liabilities and stockholders' equity	$735,009	$733,445	$2,512,760	$(1,447,238)	$2,533,976

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,442	$3,716	$36,996	$—	$48,154
Deposits with clearing organizations	—	—	42,222	—	42,222
Receivable from brokers, dealers and clearing organizations	—	—	187,115	—	187,115
Receivable from customers, net of allowance for credit losses of $769	—	—	848,226	—	848,226
Income tax receivable	45,998	26,025	—	(69,084)	2,939
Securities purchased under agreements to resell	—	—	658	—	658
Securities owned, including amounts pledged of $655,683, at fair value	—	1,386	925,211	—	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,705 and $7,975, respectively	—	—	40,520	—	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $82,826	—	20,221	6,966	—	27,187
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	133	2,573	142,604	—	145,310
Deferred tax assets	3,502	—	18,463	(21,965)	—
Investment in subsidiaries	622,824	507,747	—	(1,130,571)	—
Intercompany receivables	52,149	83,437	—	(135,586)	—
Total assets	$732,048	$757,663	$2,418,570	$(1,469,764)	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$42,412	$—	$42,412
Bank call loans	—	—	118,300	—	118,300
Payable to brokers, dealers and clearing organizations	—	—	211,483	—	211,483
Payable to customers	—	—	385,907	—	385,907
Securities sold under agreements to repurchase	—	—	586,478	—	586,478
Securities sold but not yet purchased, at fair value	—	—	94,486	—	94,486
Accrued compensation	—	—	173,116	—	173,116
Accounts payable and other liabilities	7,221	33,994	51,280	—	92,495
Income tax payable	2,440	22,189	44,455	(69,084)	—
Senior secured notes, net of debt issuance costs of $1,163	198,837	—	—	—	198,837
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	17	33,040	(21,965)	11,092
Intercompany payables	—	62,163	73,423	(135,586)	—
Total liabilities	208,498	118,363	1,926,938	(339,193)	1,914,606
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	523,550	639,300	491,271	(1,130,571)	523,550
Non-controlling interest	—	—	361	—	361
Total stockholders' equity	523,550	639,300	491,632	(1,130,571)	523,911
Total liabilities and stockholders' equity	$732,048	$757,663	$2,418,570	$(1,469,764)	$2,438,517

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$83,407	$—	$83,407
Advisory fees	—	—	77,874	(326)	77,548
Investment banking	—	—	28,210	—	28,210
Bank deposit sweep income	—	—	25,297	—	25,297
Interest	—	2,060	12,247	(2,080)	12,227
Principal transactions, net	—	—	2,759	(33)	2,726
Other	—	96	5,114	(95)	5,115
Total revenue	—	2,156	234,908	(2,534)	234,530
EXPENSES
Compensation and related expenses	326	—	152,778	—	153,104
Communications and technology	39	—	18,649	—	18,688
Occupancy and equipment costs	—	—	15,523	(95)	15,428
Clearing and exchange fees	—	—	6,096	—	6,096
Interest	3,375	—	7,668	(2,080)	8,963
Other	387	253	22,345	(359)	22,626
Total expenses	4,127	253	223,059	(2,534)	224,905
Income (loss) before income taxes	(4,127)	1,903	11,849	—	9,625
Income taxes	(1,040)	264	3,692	—	2,916
Net income (loss) from continuing operations	(3,087)	1,639	8,157	—	6,709

Equity in earnings of subsidiaries	9,792	8,153	—	(17,945)	—
Net income	6,705	9,792	8,157	(17,945)	6,709
Less net income attributable to non-controlling interest, net of tax	—	—	4	—	4
Net income attributable to Oppenheimer Holdings Inc.	6,705	9,792	8,153	(17,945)	6,705
Other comprehensive loss	—	—	(142)	—	(142)
Total comprehensive income	$6,705	$9,792	$8,011	$(17,945)	$6,563

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$86,717	$—	$86,717
Advisory fees	—	—	69,729	(320)	69,409
Investment banking	—	—	18,021	—	18,021
Bank deposit sweep income	—	—	14,126	—	14,126
Interest	—	2,579	10,562	(2,576)	10,565
Principal transactions, net	—	6	5,367	—	5,373
Other	—	88	9,050	(88)	9,050
Total revenue	—	2,673	213,572	(2,984)	213,261
EXPENSES
Compensation and related expenses	338	—	143,540	—	143,878
Communications and technology	30	—	17,676	—	17,706
Occupancy and equipment costs	—	—	15,360	(88)	15,272
Clearing and exchange fees	—	—	5,854	—	5,854
Interest	3,281	—	4,651	(2,576)	5,356
Other	327	72	32,141	(320)	32,220
Total expenses	3,976	72	219,222	(2,984)	220,286
Income (loss) before income taxes	(3,976)	2,601	(5,650)	—	(7,025)
Income taxes	(1,528)	920	(1,079)	—	(1,687)
Net income (loss) from continuing operations	(2,448)	1,681	(4,571)	—	(5,338)

Discontinued operations
Income from discontinued operations	—	—	976	—	976
Income taxes	—	—	389	—	389
Net income from discontinued operations	—	—	587	—	587

Equity in earnings of subsidiaries	(2,399)	(4,080)	—	6,479	—
Net loss	(4,847)	(2,399)	(3,984)	6,479	(4,751)
Less net income attributable to non-controlling interest, net of tax	—	—	96	—	96
Net loss attributable to Oppenheimer Holdings Inc.	(4,847)	(2,399)	(4,080)	6,479	(4,847)
Other comprehensive income	—	—	1,424	—	1,424
Total comprehensive loss	$(4,847)	$(2,399)	$(2,656)	$6,479	$(3,423)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$1,954	$919	$(30,416)	$—	$(27,543)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(2,696)	—	(2,696)
Purchase of tangible assets	—	(400)	—	—	(400)
Cash used in investing activities	—	(400)	(2,696)	—	(3,096)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,456)	—	—	—	(1,456)
Payments for employee taxes withheld related to vested share-based awards	(2,444)	—	—	—	(2,444)
Increase in bank call loans, net	—	—	29,100	—	29,100
Cash provided by (used in) in financing activities	(3,900)	—	29,100	—	25,200
Net increase (decrease) in cash and cash equivalents	(1,946)	519	(4,012)	—	(5,439)
Cash and cash equivalents, beginning of the period	7,442	3,716	36,996	—	48,154
Cash and cash equivalents, end of the period	$5,496	$4,235	$32,984	$—	$42,715

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$8,717	$4,100	$(54,803)	$—	$(41,986)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(1,550)	—	(1,550)
Cash used in investing activities	—	—	(1,550)	—	(1,550)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,480)	—	—	—	(1,480)
Cash dividends paid to non-controlling interest	—	—	(816)	—	(816)
Repurchase of Class A non-voting common stock for cancellation	(4,357)	—	—	—	(4,357)
Payments for employee taxes withheld related to vested share-based awards	(2,203)	—	—	—	(2,203)
Increase in bank call loans, net	—	—	49,900	—	49,900
Cash provided by (used in) financing activities	(8,040)	—	49,084	—	41,044
Net increase (decrease) in cash and cash equivalents	677	4,100	(7,269)	—	(2,492)
Cash and cash equivalents, beginning of the period	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the period	$906	$14,384	$47,131	$—	$62,421

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2017.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2018, the Company provided its services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of March 31, 2018 totaled $84.9 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At March 31, 2018, client assets under management ("AUM") totaled $28.2 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware Inc. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. At March 31, 2018, the Company employed 2,973 employees (2,913 full-time and 60 part-time), of whom 1,082 were financial advisers.
Critical Accounting Policies
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2017. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2018, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

Corporate Tax Reform
On December 22, 2017, the Federal government enacted Public Law 115-97, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. Federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) limitations on the use of FTCs to reduce the U.S. income tax liability; (6) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (7) creating the base erosion anti-abuse tax, a new minimum tax; (8) limitations on the deductibility of certain executive compensation; (9) creating a new limitation on deductible interest expense; (10) eliminating the deductibility of entertainment expenses; and (11) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. See note 11 to the condensed consolidated financial statements in Item 1 for further discussion.
Regulatory and Legal Environment
The Company's brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (the "SEC"), the Commodities Futures Trading Commission, the National Futures Association, the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA") in the United States, the Financial Conduct Authority ("FCA") in the United Kingdom, the Jersey Financial Services Commission in the Isle of Jersey, the Securities and Futures Commission in Hong Kong, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israeli Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses caused increased regulation of public companies. Certain legislators continue to publicly advocate that the SEC has not taken adequate enforcement action against firms and individuals. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by the Dodd-Frank Act in 2011. The Volcker Rule is not applicable to the Company. In 2016, the U.S. Department of Labor ("DOL") adopted new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans and increased the disclosures provided to clients. Recent announcements make it appear increasingly likely that the rules surrounding financial institutions may change in the U.S., including changes to the Dodd-Frank Act.
In April 2016, the DOL finalized its definition of fiduciary under the Employee Retirement Income Security Act through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") would be considered fiduciary advice. As a result, financial service providers and advisers who provide investment advice would be required to meet "conflict of interest" standards which are likely to limit commission-based compensation in favor of flat-fee compensation plans. The rules will also in all likelihood discourage the transfer of retirement assets from 401(k) and similar plans as well as pension plans to rollover IRA plans sponsored by financial service providers.
The DOL rules provide for a Best Interest Contract ("BIC") exemption, which would, under some circumstances, allow advisers to continue to receive commissions under a contract with a retirement investor. However, there would be no exemption available for sophisticated investors and a financial institution's failure to maintain and comply with the required anti-conflict of interest rules will result in a loss of the relief afforded by the BIC exemption and potential legal and regulatory sanctions. The Company presently expects to continue to offer commission-based activity to retirement accounts.

In March 2018, the U.S. 5th Circuit Court of Appeals found that the DOL did not have the jurisdiction to adopt the aforementioned rules. The ruling created additional uncertainty around the adoption of fiduciary or other standards applying to customer accounts generally and retirement assets in particular. The DOL has until May 8, 2018 to appeal the ruling. Commentators have stated that to the extent the ruling is not appealed the rules will be rendered unenforceable. The ultimate outcome of the enforceability and effect of the rules are not clear.
On April 18, 2018, the SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisors and broker-dealers. Regulation Best Interest would replace the DOL fiduciary standard with an intermediate standard applicable to all customers of broker-dealers and investment advisors. Regulation Best Interest is subject to public review and comment until July 17, 2018. It is too soon to predict whether and in what form the SEC will adopt Regulation Best Interest, the effect it may have on broker-dealers and investment advisors generally, the specific effect it has on the Company's broker-dealer and investment management businesses, and the effect it has on the Company’s competitive position in the financial services industry. The Company does not expect the DOL to appeal the 5th Circuit ruling.

During 2017, the Company reviewed its business and operating models in light of the DOL fiduciary rules and made significant structural and operational changes to the Company's broker-dealer and investment management businesses. For example, Oppenheimer no longer confirms sales of underwritten securities to IRA accounts. The changes have had a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts, except when they are participating in fixed fee based programs. The Company will again review its business and operating models in light of the 5th Circuit ruling and the proposed Regulation Best Interest and may make further structural and operational changes in light of the vacated DOL fiduciary rule and in anticipation of the SEC adopting a version of Regulation Best Interest.
The European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as "MiFID II") that would prevent broker-dealers operating in the European Union ("EU") from "bundling" the cost of research together with trading commissions. These rules became effective on January 3, 2018. The ability of the Company to be compensated for equity research activities has been reduced and institutional clients are required to make payments for research through cash payments rather than transaction-based commissions. MiFID II is already having an impact on the manner in which business is being conducted in the United Kingdom and in Europe. The long term effects of these changes on securities markets and on competition in the EU are impossible to predict.
In June 2016, in a referendum to consider the United Kingdom's continued participation in the European Common Market ("EC"), the United Kingdom voted in favor of withdrawing from the EC ("Brexit"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain and the EU will define their relationship effective with Great Britain's departure from the EC. Brexit has created significant uncertainty in both the United Kingdom and in the other member states around its economic impact and the operating requirements for businesses located in the United Kingdom after the effective date. The value of the British Pound fell based on news surrounding Brexit. The Company has a London-based business and the ability for it to passport its employees to conduct a financial services business in the EU post-Brexit is in considerable doubt. In addition, a number of its London-based employees do not hold British passports and their continued employment in London is also in doubt. Given the lack of clarity on the ultimate post Brexit relationship between Great Britain and the EU, the Company cannot determine what, if any, impact Brexit may have on its operations, both inside and outside the United Kingdom.
The anti-money laundering ("AML") rules and requirements that were created by the passage of the USA Patriot Act in the U.S. and similar laws in other countries have created significant costs of compliance and can be expected to continue to do so. The U.S. Financial Crimes Enforcement Network ("FinCEN") has heightened its review of the activities of broker-dealers. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the USA Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act and the Foreign Corrupt Practices Act with respect to the amount of diligence and on-going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has significantly increased its AML staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures. In May 2016, FinCEN's proposed rule on customer due diligence ("CDD Rule") was finalized with an effective date of May 11, 2018. FINRA has recently announced the expansion of AML regulations to include the collection and analysis of other types of client activity. The CDD and associated rules are significantly more intrusive on the activities of U.S.-based clients and will have the effect of increasing the costs associated with opening new accounts and creating new business relationships.

The Trump Administration has announced its intention to ease the regulatory burden on businesses. There can be no assurance that such easing will in fact take place, that it will have a favorable impact on financial service providers such as the Company, or that it will effect positively the Company's competitive position.

Pursuant to FINRA Rule 3130, the chief executive officers ("CEOs") of member broker-dealers (including the CEO of Oppenheimer) are required to certify that their companies have processes in place to establish and test supervisory policies and procedures reasonably designed to achieve compliance with federal securities laws and regulations, including applicable regulations of self-regulatory organizations. The CEO of the Company is required to make such a certification on an annual basis and did so in March 2018.
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to evaluate rigorously their potential liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to their businesses and report the results of measurement to senior management. The reporting requirement includes a review of risks that are based on historical events and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer must consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect customer assets, conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested the processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and has enhanced its liquidity risk management practices in light of the guidance provided in Regulatory Notice 15-33.
On January 8, 2018, FINRA released for comment Regulatory Notice 18-02 "Liquidity Reporting and Notification" which would require member firms to notify FINRA no more than 48 hours after specified events that may signal an adverse change in liquidity risk. This notice would also require members to file a new Supplemental Liquidity Schedule ("SLS") detailing the largest customer and counterparty exposures as a supplement to the FOCUS Report. On the new SLS, member firms would report information related to specified financing transactions and other sources or uses of liquidity. The information would include among other things, financing terms, collateral types and large counterparties.
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
On February 19, 2015, the board of directors formed a Special Committee in order to engage an independent law firm to conduct a review of Oppenheimer and OAM's broker-dealer and investment adviser compliance processes and related internal controls and governance processes and provide recommendations to the Special Committee. On February 19, 2015, the Special Committee agreed to engage an independent law firm to conduct the aforementioned review. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners, LLP ("Kalorama") to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations. In May 2017, the Board approved the assumption of the duties of the Special Committee by the Compliance Committee and the dissolution of the Special Committee. As part of its engagement of Kalorama, the Company agreed that the recommendations of Kalorama would be shared with the SEC. Moreover, Oppenheimer and OAM agreed to adopt the recommendations made by Kalorama for the FINRA IC Report and Additional IC Reports discussed below, subject to a process for any recommendations found by the Company to be impractical or overly burdensome.
In August 2015, Kalorama delivered a report as a result of a settlement reached by Oppenheimer with FINRA in a matter unrelated to the SEC matter discussed above (the "FINRA IC Report"). The FINRA IC Report was critical of the Company's governance practices, its management and its compliance program at the time of the review in 2015. The Company adopted and has implemented all of the recommendations made by Kalorama except for several technology projects that the Company expects to complete in the near future. The Company believes the changes made were responsive to the recommendations made by Kalorama.

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
Since September 2016, Oppenheimer has been responding to information requests from FINRA (including FINRA's Enforcement Division) regarding the supervision of Oppenheimer’s sale of unit investment trusts from 2011 to 2015. The Company understands that the inquiry is part of a larger targeted examination or "sweep" examination involving many other brokerage firms. Oppenheimer is continuing to cooperate with the FINRA inquiry.
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

The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 97%. There can be no assurance that the Company will be successful in finding a liquidity solution for its clients' remaining ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and "Factors Affecting 'Forward-Looking Statements'" herein.

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2018, the Company purchased and holds (net of redemptions) approximately $88.5 million in ARS from its clients. As of March 31, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $11.0 million from clients through 2020 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company's clients held at Oppenheimer approximately $42.3 million of ARS at March 31, 2018 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. See "Legal Proceedings" in Part II, Item 1and note 12 to the condensed consolidated financial statements in Part I, Item 1.
Other Matters
The Company operates in all state jurisdictions in the United States and is thus subject to regulation and enforcement under the laws and regulations of each of these jurisdictions. The Company has been and expects that it will continue to be subject to investigations and some or all of these may result in enforcement proceedings as a result of its business conducted in the various states. In particular, many states have become more aggressive and have imposed larger fines in connection with state registration violations than was previously the case.
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

Cybersecurity
For many years, the Company has sought to maintain the security of its clients' data, limit access to its data processing environment, and protect its data processing facilities. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused the Company continually to review its security policies and procedures and to take additional actions to protect its network and its information.
Given the importance of the protection of client data, regulators have developed increased oversight of cybersecurity planning and protections that broker-dealers and other financial service providers have implemented. Such planning and protection are subject to the SEC's and FINRA's oversight and examination on a periodic or targeted basis. The Company expects that regulatory oversight will intensify, as a result of publicly announced data breaches by other organizations involving tens of millions of items of personally identifiable information. The Company continues to implement protections and adopt procedures to address the risks posed by the current information technology environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases may be required in the future, in anticipation of increases in the sophistication and persistency of such attacks. There can be no guarantee that the Company's cybersecurity efforts will be successful in discovering or preventing a security breach.
Outlook
The Company recognizes the importance of compliance with applicable regulatory requirements and has committed to performing rigorous and ongoing assessments of its compliance and risk management efforts, to investing in people and programs, and to providing a platform with first class investment ideas and services. The Company is committed to continuing to improve its technology capabilities to ensure compliance with industry regulations, support client service and expand its wealth management and capital markets capabilities. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions.
The Company is also reviewing its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where competitors have shown some success. Equally important is the search for viable acquisition candidates. The Company's long-term intention is to pursue growth by acquisition where it can find a comfortable match in terms of corporate goals and personnel at a price that would provide the Company's stockholders with incremental value. The Company reviews potential acquisition opportunities from time to time, while evaluating and managing its existing businesses. The Company has disposed and may continue, from time to time, to dispose of businesses that are no longer strategic to its business operations or which have limited opportunities for growth. The Company may use all or a portion of the net proceeds of its June 2017 refinancing for the acquisition of related businesses.
Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $6.7 million or $0.51 basic net income per share for the first quarter of 2018 compared with a net loss attributable to Oppenheimer Holdings Inc. of $4.8 million or $0.36 basic net loss per share for the first quarter of 2017. Income before income taxes from continuing operations was $9.6 million for the first quarter of 2018 compared with a loss before income taxes from continuing operations of $7.0 million for the first quarter of 2017. Revenue from continuing operations for the first quarter of 2018 was $234.5 million compared with revenue from continuing operations of $213.3 million for the first quarter of 2017, an increase of 10.0%.

The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2018 compared with the same period in 2017:

(Expressed in thousands)
	Amount Change	% Change
Revenue
Commissions	$(3,310)	(3.8)
Advisory fees	8,139	11.7
Investment banking	10,189	56.5
Bank deposit sweep income	11,171	79.1
Interest	1,662	15.7
Principal transactions, net	(2,647)	(49.3)
Other	(3,935)	(43.5)
Total revenue	21,269	10.0
Expenses
Compensation and related expenses	9,226	6.4
Communications and technology	982	5.5
Occupancy and equipment costs	156	1.0
Clearing and exchange fees	242	4.1
Interest	3,607	67.3
Other	(9,594)	(29.8)
Total expenses	4,619	2.1
Income (Loss) before income taxes from continuing operations	16,650	*
Income taxes	4,603	*
Net income (loss) from continuing operations	12,047	*

Discontinued operations
Income from discontinued operations	(976)	(100.0)
Income taxes	(389)	(100.0)
Net income from discontinued operations	(587)	(100.0)

Net income (loss)	11,460	*
Less net income attributable to non-controlling interest, net of tax	(92)	(95.8)
Net income (loss) attributable to Oppenheimer Holdings Inc.	$11,552	*

*	Percentage not meaningful.

Revenue
Commission revenue was $83.4 million for the three months ended March 31, 2018, a decrease of 3.8% compared with $86.7 million for the three months ended March 31, 2017 due to lower transaction-based revenues in both the retail and institutional businesses during the three months ended March 31, 2018.
Advisory fees were $77.5 million for the three months ended March 31, 2018, an increase of 11.7% compared with $69.4 million for the three months ended March 31, 2017 due to a higher level of AUM.
Investment banking revenue increased 56.5% to $28.2 million for the three months ended March 31, 2018 compared with $18.0 million for the three months ended March 31, 2017 due to higher equity underwriting fees as well as higher merger and acquisition advisory fees during the three months ended March 31, 2018.
Bank deposit sweep income was $25.3 million for the three months ended March 31, 2018, an increase of 79.1% compared with $14.1 million for the three months ended March 31, 2017 due to higher short-term interest rates during the three months ended March 31, 2018.
Interest revenue was $12.2 million for the three months ended March 31, 2018, an increase of 15.7% compared with $10.6 million for the three months ended March 31, 2017 due primarily to an increase in interest revenue on margin extended to customers during the three months ended March 31, 2018.
Principal transactions revenue decreased 49.3% to $2.7 million for the three months ended March 31, 2018 compared with $5.4 million for the three months ended March 31, 2017 due to lower trading income from corporate and municipal bonds during the three months ended March 31, 2018.
Other revenue was $5.1 million for the three months ended March 31, 2018, a decrease of 43.5% compared to $9.1 million for the three months ended March 31, 2017 due to changes in the cash surrender value of Company-owned life insurance during the three months ended March 31, 2018.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $153.1 million during the three months ended March 31, 2018, an increase of 6.4% compared with the three months ended March 31, 2017. Higher production-related, incentive, and share-based compensation expenses were partially offset by lower deferred compensation costs during the three months ended March 31, 2018. Compensation and related expenses as a percentage of revenue was 65.3% during the three months ended March 31, 2018 compared with 67.5% during the three months ended March 31, 2017.
Non-compensation expenses were $71.8 million during the three months ended March 31, 2018, a decrease of 6.0% compared with $76.4 million during the three months ended March 31, 2017 primarily due to a charge related to a value-added tax assessment levied by the Israel VAT Authority in the three months ended March 31, 2017 as well as lower legal and regulatory costs partially offset by higher interest costs during the three months ended March 31, 2018.
The effective income tax rate from continuing operations for the three months ended March 31, 2018 was 30.3% (tax expense) compared with 24.0% (tax benefit) for the three months ended March 31, 2017 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The low estimated effective tax rate for the three months ended March 31, 2018 is due to the lower Federal tax rate of 21% (versus 35%) as a result of the passage of the TCJA in December 2017 offset by foreign income inclusion and larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA.

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the three months ended March 31, 2018 and 2017:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2018	2017	% Change
Revenue
Private Client	$154,094	$137,389	12.2
Asset Management	17,644	18,666	(5.5)
Capital Markets	61,529	55,903	10.1
Corporate/Other	1,263	1,303	(3.1)
Total	234,530	213,261	10.0
Income (Loss) before income taxes
Private Client	40,162	28,762	39.6
Asset Management	3,718	3,711	0.2
Capital Markets	(6,057)	(12,614)	(52.0)
Corporate/Other	(28,198)	(26,884)	4.9
Total	$9,625	$(7,025)	*
*    Percentage not meaningful.
Private Client
Private Client reported revenue of $154.1 million for the first quarter of 2018, 12.2% higher than the first quarter of 2017 due to increased advisory fee revenue from higher AUM, higher fees earned on client deposits in the FDIC-insured bank deposit program, and higher margin interest revenue during the first quarter of 2018. Income before income taxes was $40.2 million for the first quarter of 2018, an increase of 39.6% compared with the first quarter of 2017 due to the increases in revenue referred to above during the first quarter of 2018.

•	Client assets under administration were $84.9 billion at March 31, 2018 compared with $86.9 billion at December 31, 2017, a decrease of 2.3%.

•
Financial adviser headcount was 1,082 at the end of the first quarter of 2018, down from 1,159 at the end of the first quarter of 2017. The decline in financial adviser headcount since the first quarter of 2017 has resulted from the Company's attention to adviser productivity. The decline in headcount also has been impacted by retirements and normal attrition.

•
Retail commissions were $51.1 million for the first quarter of 2018, a decrease of 1.4% from the first quarter of 2017 due to reduced transaction volumes from retail investors during the first quarter of 2018.

•
Advisory fee revenue on traditional and alternative managed products was $60.1 million for the first quarter of 2018, an increase of 16.9% from the first quarter of 2017 (see Asset Management below for further information). The increase in advisory fees was due to the increase in the value of AUM.

•
Bank deposit sweep income was $25.3 million for the first quarter of 2018, an increase of 79.1% compared with $14.1 million for the first quarter of 2017 due to higher short-term interest rates during the first quarter of 2018.

Asset Management
Asset Management reported revenue of $17.6 million for the first quarter of 2018, 5.5% lower than the first quarter of 2017 due to a change in the method of reporting management fees earned through an investment adviser of alternative investments during the first quarter of 2018. Income before income taxes was $3.7 million for the first quarter of 2018, an increase of 0.2% compared with the first quarter of 2017.

•
Advisory fee revenue on traditional and alternative managed products was $17.4 million for the first quarter of 2018, a decrease of 3.3% from the first quarter of 2017. Advisory fees are calculated based on the value of AUM at the end of the prior quarter which totaled $28.3 billion at December 31, 2017 ($24.8 billion at December 31, 2016) and are allocated to the Private Client and Asset Management business segments.

•
AUM increased 9.3% to $28.2 billion at March 31, 2018 compared with $25.8 billion at March 31, 2017. AUM at March 31, 2018 is the basis for advisory fee billings for the second quarter of 2018. The increase in AUM was comprised of asset appreciation of $1.3 billion and net contributions of assets of $1.1 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2018:

(Expressed in millions)
	For the three months ended March 31, 2018
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$24,290	$791	$(509)	$(427)	$24,145
Institutional Fixed Income (2)	695	11	(3)	(6)	697
Alternative Investments:
Hedge funds (3)	2,590	90	(155)	97	2,622
Private Equity Funds (4)	185	—	—	1	186
Portfolio Enhancement Program (5)	521	4	—	—	525
	$28,281	$896	$(667)	$(335)	$28,175

(1)
Traditional investments include third party advisory programs, Oppenheimer financial adviser managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.

(2)	Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.

(3)	Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.

(4)	Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.

(5)	The portfolio enhancement program sells uncovered, far out-of-money puts and calls on the S&P 500 Index. The program is market neutral and uncorrelated to the index.

Capital Markets
Capital Markets reported revenue of $61.5 million for the first quarter of 2018, 10.1% higher than the first quarter of 2017 primarily due to higher equities underwriting and merger and acquisition advisory fees partially offset by lower institutional equities and fixed income commissions during the first quarter of 2018. Loss before income taxes was $6.1 million for the first quarter of 2018, compared with a loss before income taxes of $12.6 million for the first quarter of 2017 primarily due to a charge related to a value-added tax assessment levied by the Israel VAT Authority in the first quarter of 2017.

•
Institutional equities commissions decreased 3.3% to $23.2 million for the first quarter of 2018 compared with the first quarter of 2017 as higher volatility during late January and early February of 2018 was not enough to offset lower client trading activity in March of 2018.

•
Advisory fees from investment banking activities increased 23.6% to $8.9 million in the first quarter of 2018 compared with the first quarter of 2017 due to higher fees earned on completed mergers and acquisitions transactions during the first quarter of 2018.

•
Equity underwriting fees increased 347.1% to $15.2 million for the first quarter of 2018 compared with the first quarter of 2017 due to the Company's increased focus on equity issuance leading to higher equity underwriting activity during the first quarter of 2018.

•
Revenue from Taxable Fixed Income decreased 15.4% to $12.1 million for the first quarter of 2018 compared with the first quarter of 2017 due to concerns around a rising interest rate environment which led to decreased institutional fixed income activity during the first quarter of 2018.

•
Public Finance and Municipal Trading revenue decreased 52.0% to $2.4 million for the first quarter of 2018 compared with the first quarter of 2017 due to lower municipal income trading revenue amid more volatile markets.

Liquidity and Capital Resources
At March 31, 2018, total assets increased by 3.9% from December 31, 2017. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company has met its longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2018, the Company had $147.4 million of such borrowings outstanding compared to outstanding borrowings of $118.3 million at December 31, 2017. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict the Company's ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.5 million and $387,000, respectively, at March 31, 2018. In December 2017, Oppenheimer Europe Ltd. received approval from the FCA for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm, effective in January 2018. In December 2017, the Company contributed additional capital of $7.0 million to Oppenheimer Europe Ltd. in order to facilitate this new permissioning. See note 13 to the condensed consolidated financial statements in Item 1 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries is estimated at $3.0 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through March 31, 2018 were those earnings to be repatriated. The Company has continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. With the passage of the TCJA, the Company will review its historical treatment of these earnings to determine whether its historical practice will continue or whether a change is warranted.

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
Additional fines, penalties and settlements of regulatory matters could have an adverse effect on the Company's liquidity depending on the size and composition of any such settlement.
Refinancing
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Parent used a portion of the net proceeds from the offering of the Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 9 to the condensed consolidated financial statements in Item 1 for further discussion.
On June 15, 2017, S&P upgraded the Company's 'B' Corporate Family rating and 'B' rating on the Notes to 'B+' with a stable outlook. On December 18, 2017, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. The Company advanced $5.4 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2018 ($6.6 million for the three months ended March 31, 2017) as upfront or backend inducements to continue employment. The amount of funds allocated to such inducements will vary with hiring activity.
The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are collateralized by firm and customer securities.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At March 31, 2018, bank call loans were $147.4 million ($118.3 million at December 31, 2017 and $195.7 million at March 31, 2017). The average daily bank loan outstanding for the three months ended March 31, 2018 was $96.3 million ($141.1 million for the three months ended March 31, 2017). The largest daily bank loan outstanding for the three months ended March 31, 2018 was $180.3 million ($229.5 million for the three months ended March 31, 2017). The average weighted interest rate on bank call loans applicable on March 31, 2018 was 2.33%.
At March 31, 2018, securities loan balances totaled $174.6 million ($180.3 million at December 31, 2017 and $142.1 million at March 31, 2017). The average daily securities loan balance for the three months ended March 31, 2018 was $192.9 million ($154.5 million for the three months ended March 31, 2017). The largest daily stock loan balance for the three months ended March 31, 2018 was $221.4 million ($183.1 million for the three months ended March 31, 2017).

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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At March 31, 2018, the gross balances of reverse repurchase agreements and repurchase agreements were $99.0 million and $675.0 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2018 was $99.0 million and $675.0 million, respectively ($240.7 million and $666.8 million, respectively, for the three months ended March 31, 2017). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2018 was $335.2 million and $894.0 million, respectively ($383.6 million and $812.9 million, respectively, for the three months ended March 31, 2017).
At March 31, 2018, the gross leverage ratio was 4.8
Liquidity Management
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
The Company regularly reviews its sources of liquidity and financing and conducts internal stress analyses to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. The Company's reviews have resulted in plans that the Company believes would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.
Funding Risk

(Expressed in thousands)
	For the three months ended March 31,
	2018	2017
Cash used in operating activities	$(27,543)	$(41,986)
Cash used in investing activities	(3,096)	(1,550)
Cash provided by financing activities	25,200	41,044
Net decrease in cash and cash equivalents	$(5,439)	$(2,492)
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

Other Matters
On April 27, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on May 25, 2018 to stockholders of record on May 11, 2018.
The book value of the Company's Class A and Class B Stock was $40.04 at March 31, 2018 compared to $39.55 at December 31, 2017, based on total outstanding shares of 13,240,768 and 13,238,868, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended March 31, 2018 was 13,977,492 compared to 13,399,250 outstanding for the same period in 2017.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2018, the Company purchased and holds (net of redemptions) approximately $88.5 million in ARS from its clients. In addition, the Company is committed to purchase another $11.0 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At March 31, 2018, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At March 31, 2018, the amount of ARS held by the Company that was below investment grade was $25,000 and the amount of ARS that was unrated was $25,000.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at March 31, 2018
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities Owned (1)	$88,525	$1,175	$87,350
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	5,000	75	4,925
Legal Settlements and Awards (5)	11,026	108	10,918
Total	$104,551	$1,358	$103,193

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet at March 31, 2018. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet at March 31, 2018.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at March 31, 2018.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at March 31, 2018. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $21.9 million of ARS as of March 31, 2018.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $1.4 million as of March 31, 2018. The valuation adjustment is comprised of $1.2 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of March 31, 2018 and $183,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of March 31, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $21.9 million of ARS as of March 31, 2018. Since the Company was not committed to purchase this amount as of March 31, 2018, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in note 6 to the condensed consolidated financial statements in Item 1. Such information is hereby incorporated by reference. Also, see "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as well as "Regulatory and Legal Environment — Other Regulatory Matters" herein for additional details.
Contractual Obligations
The following table sets forth the Company's contractual obligations as of March 31, 2018:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations	$242,556	$44,061	$67,026	$49,205	$82,264
Committed Capital	1,400	1,400	—	—	—
Senior Secured Notes (1)(2)	260,788	13,500	27,000	220,288	—
ARS Purchase Commitments (3)	11,026	4,079	6,947	—	—
Total	$515,770	$63,040	$100,973	$269,493	$82,264

(1)	See note 9 to the condensed consolidated financial statements in Item 1 for additional information.

(2)	Includes interest payable of $60.8 million through maturity.

(3)	See note 12 to the condensed consolidated financial statements in Item 1 for additional information.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to remain within the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN, FINRA and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) enforcement of the DOL fiduciary rules and regulations and the adoption and implementation of the SEC's proposed "Regulation Best Interest" and other regulations in recent years, (xii) the effectiveness of the Company's efforts to reduce costs and manage compensation expense, (xiii) war, international police actions, terrorist acts and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crises in foreign countries, (xiv) the Company's ability to achieve its business plan, (xv) corporate governance issues, (xvi) the consolidation of the banking and financial services industry, (xvii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xviii) credit, operational, legal and regulatory risks, (xix) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain's June 23, 2016 referendum to exit the EU ("Brexit"), (xx) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxi) potential cybersecurity threats, (xxii) the effect of technological innovation on the financial services industry and business, (xxiii) risks related to the changes by S&P Global Ratings ("S&P") or Moody's Investor Service, Inc. ("Moody's") of its rating on the Company and on the Company's long-term debt, (xxiv) risks related to elections results, Congressional gridlock, government shutdowns and investigations, changes in or uncertainty surrounding regulations and threats of default by the federal government, and (xxv) risks relate to trading wars. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2018, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that break-downs can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry in recent years, including investigations by multiple regulators of matters involving the same or similar underlying facts and seeking substantial penalties, fines or other monetary relief.
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its condensed consolidated balance sheet and statement of cash flow. However, the Company's results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations, litigations or regulatory proceedings currently filed or to be filed against the Company, could have a material adverse effect on the Company's results of operations and financial condition, including its cash position.
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting 'Forward-Looking Statements'" in Part I, Item 2.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $38.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" in Part I, Item 2.

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
Pursuant to the terms of the Order and AOD, the Company commenced and closed seventeen offers to purchase ARS from customer accounts when the Company's latest offer to purchase expired on February 12, 2018. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of March 31, 2018, the Company had purchased and holds (net of redemptions) $88.5 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
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
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loan against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of March 31, 2018, Oppenheimer had extended margin loans to five holders of Eligible ARS from Massachusetts.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon; (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess, plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer related to the investor's inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of Items (1) through (3) will take effect.
If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at his sole discretion, upon 10 days written notice to Oppenheimer.
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2017 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2017, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

As of March 31, 2018, there were no pending ARS-related cases against Oppenheimer. As of March 31, 2018, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements" in Part I, Item 2.
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"). On July 27, 2011, the Court of Appeals denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full, and judgment was entered in Oppenheimer's favor and the court dismissed the case. On January 24, 2017, the Trustee appealed the summary judgment order to the U.S.N.D. GA. The Trustee requested oral argument on the appeal which the U.S.N.D. GA granted. The U.S.N.D. GA heard oral argument on February 5, 2018. On February 12, 2018, the U.S.N.D. GA issued an order (the "District Court Order") reversing the Bankruptcy Court's summary judgment order and remanding the proceedings to the Bankruptcy Court. In March 2018, Oppenheimer filed a notice of direct appeal with the Court of Appeals and alternatively moved to certify the District Court Order for interlocutory appeal. The Trustee moved to dismiss the direct appeal and opposed the motion for interlocutory appeal. In April 2018, the U.S.N.D. GA deferred ruling on the motion to certify pending the outcome of the direct appeal to the Court of Appeals. Oppenheimer believes it has meritorious defenses and expects to defend the claims vigorously, including pursuing dismissal of the claims against it.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. Following removal to the United States District Court for the Eastern District of Texas, Sherman Division, Providence Holdings, Inc. filed a new action in that court against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On March 18, 2013, the Texas court approved the parties' stipulation to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., described below. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. asserted cross-claims against Oppenheimer Holdings Inc., Oppenheimer Asset Management Inc., Oppenheimer Investment Management LLC, and Oppenheimer Trust Company of Delaware Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in fact discovery. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously, including pursuing dismissal of the claims against it.
On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York (the "New York Court"), a breach of contract action against Canadian Imperial Bank of Commerce ("CIBC") in connection with the Company's acquisition of CIBC's U.S. capital markets businesses for an amount of damages to be proven at trial. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company's amended complaint. In October 2014, the New York Court granted in part and denied in part the motion to dismiss and the parties proceeded to discovery. On November 3, 2017, CIBC filed a motion for summary judgment. Fact discovery in the case has concluded and the parties await the Court's ruling on CIBC's motion for summary judgment.
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division ("Trial Court") where it remains), in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company of Delaware Inc., Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs have filed their sixth amended complaint. Plaintiffs allege that defendants failed properly to communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 30, 2016, defendants filed a motion for summary judgment seeking to dismiss all of the plaintiffs' claims. On May 16, 2017, the Trial Court denied each of the plaintiffs' and defendants' motions for summary judgment. On November 21, 2016, the plaintiffs filed a motion for Leave to Seek Punitive Damages against the defendants. On March 24, 2017, the Trial Court granted the plaintiffs' motion. On April 24, 2017, the defendants appealed the Court's ruling to the District Court of Appeals of the Florida-Third District (the "Appellate Court"). The Appellate Court heard oral argument on the appeal on January 22, 2018. On May 8, 2017, the plaintiffs filed a motion in the Appellate Court to dismiss the defendants' appeal. On May 24, 2017, the Appellate Court denied the plaintiffs' motion. On February 7, 2018, the Appellate Court dismissed the defendants' appeal. On February 12, 2018, the Trial Court entered an order setting June 25, 2018 as the date for the trial to commence. In March 2018, defendants filed a motion to vacate the Trial Court’s Order setting a trial date. That motion is currently pending. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.

In August 2016, Claimant James Batsmasian filed a FINRA arbitration claim against Oppenheimer seeking damages in the amount of $6.75 million, plus punitive damages in the amount of $500,000 and interest, and asserting a variety of claims, including claims for fraud, gross negligence, negligent misrepresentation, breach of contract and failure to supervise, in connection with his alleged purchase of securities in OneScreen, Inc. in 2013 and Adaptive Medias, Inc. in 2014 and 2015, which purchases were not made through claimant's account at Oppenheimer. Although claimant did not purchase these securities in his Oppenheimer account, he alleges that he was induced to purchase these securities as a result of misrepresentations made by one or more former Oppenheimer employees. Oppenheimer has filed an answer denying the claims, as well as a third-party claim against a former Oppenheimer employee. The arbitration hearing is scheduled to commence in July 2018. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
In January 2017, Oppenheimer received a Notice of Civil Claim in the Supreme Court of British Columbia, Canada by Teck Metals Ltd. against Oppenheimer Holdings Inc. as well as co-defendants Western Forest Products Inc., Xylem Canada Company/Societe Xylem Canada, JRM Financial Services Ltd. and Glencore Corporation Canada. The civil claim seeks damages and/or the cost of environmental clean-up for property purportedly managed during the period 1965-66 by a predecessor company of Oppenheimer Holdings Inc. The underlying claim involves alleged adverse environmental impact at the Sunro Mine, located in British Columbia, which properties are now owned by plaintiff and seeks unspecified damages from defendants. To date, the plaintiff has not actively prosecuted the claim. The other defendants have various alleged historical connections to the property, which plaintiff contends allows plaintiff to assert claims against those defendants, as well as Oppenheimer Holdings Inc. Oppenheimer believes it has meritorious defenses to the claims and intends to defend itself vigorously.
See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" in Part I, Item 2.

Item 1A. RISK FACTORS
During the three months ended March 31, 2018, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the first quarter of 2018, the Company issued 1,900 shares of Class A Stock pursuant to the Company's share-based compensation plans for no cash consideration.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of April, 2018.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)