Form 10-Q
period 2018-06-30
OPPENHEIMER HOLDINGS INC
filed 2018-07-27
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 27, 2018 was 13,160,353 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$38,961	$48,154
Deposits with clearing organizations	56,864	42,222
Receivable from brokers, dealers and clearing organizations	204,527	187,115
Receivable from customers, net of allowance for credit losses of $848 ($769 in 2017)	835,708	848,226
Income tax receivable	2,818	2,939
Securities purchased under agreements to resell, at fair value	6,738	658
Securities owned, including amounts pledged of $692,286 ($655,683 in 2017), at fair value	1,020,404	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,788 and $8,051, respectively ($24,705 and $7,975, respectively, in 2017)	42,410	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $85,815 ($82,826 in 2017)	27,994	27,187
Intangible assets	32,100	31,700
Goodwill	137,889	137,889
Other assets	114,867	145,310
Total assets	$2,521,280	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$21,632	$42,412
Bank call loans	107,500	118,300
Payable to brokers, dealers and clearing organizations	282,542	211,483
Payable to customers	373,664	385,907
Securities sold under agreements to repurchase	599,151	586,478
Securities sold but not yet purchased, at fair value	162,042	94,486
Accrued compensation	128,985	173,116
Accounts payable and other liabilities	94,353	92,495
Senior secured notes, net of debt issuance costs of $1,034 ($1,163 in 2017)	198,966	198,837
Deferred tax liabilities, net of deferred tax assets of $44,906 ($47,597 in 2017)	13,804	11,092
Total liabilities	1,982,639	1,914,606
Commitments and contingencies (note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,156,353 and 13,139,203 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	58,692	58,359
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017	133	133
	58,825	58,492
Contributed capital	39,287	36,546
Retained earnings	439,577	426,930
Accumulated other comprehensive income	603	1,582
Total Oppenheimer Holdings Inc. stockholders' equity	538,292	523,550
Non-controlling interest	349	361
Total stockholders' equity	538,641	523,911
Total liabilities and stockholders' equity	$2,521,280	$2,438,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2018	2017	2018	2017
REVENUE
Commissions	$82,850	$83,852	$166,257	$170,569
Advisory fees	77,270	72,783	154,818	142,192
Investment banking	27,904	15,386	56,114	33,407
Bank deposit sweep income	28,853	17,720	54,150	31,846
Interest	13,056	12,829	25,283	23,394
Principal transactions, net	6,400	5,302	9,126	10,675
Other	6,223	8,012	11,338	17,062
Total revenue	242,556	215,884	477,086	429,145
EXPENSES
Compensation and related expenses	151,871	142,657	304,975	286,535
Communications and technology	17,997	18,399	36,685	36,105
Occupancy and equipment costs	14,901	15,161	30,329	30,433
Clearing and exchange fees	5,780	5,916	11,876	11,770
Interest	10,909	6,854	19,872	12,210
Other	28,597	28,534	51,223	60,754
Total expenses	230,055	217,521	454,960	437,807
Income (Loss) before income taxes from continuing operations	12,501	(1,637)	22,126	(8,662)
Income taxes	3,662	(274)	6,578	(1,961)
Net income (loss) from continuing operations	8,839	(1,363)	15,548	(6,701)

Discontinued operations
Income from discontinued operations	—	89	—	1,065
Income taxes	—	36	—	425
Net income from discontinued operations	—	53	—	640

Net income (loss)	8,839	(1,310)	15,548	(6,061)
Less net income (loss) attributable to non-controlling interest, net of tax	(16)	9	(12)	105
Net income (loss) attributable to Oppenheimer Holdings Inc.	$8,855	$(1,319)	$15,560	$(6,166)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.67	$(0.10)	$1.17	$(0.50)
Discontinued operations	—	—	—	0.04
Net income (loss) per share	$0.67	$(0.10)	$1.17	$(0.46)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.63	$(0.10)	$1.11	$(0.50)
Discontinued operations	—	—	—	0.04
Net income (loss) per share	$0.63	$(0.10)	$1.11	$(0.46)

Weighted average shares
Basic	13,248,812	13,260,855	13,244,245	13,329,670
Diluted	14,050,573	13,260,855	14,005,556	13,329,670
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2018	2017	2018	2017
Net income (loss)	$8,839	$(1,310)	$15,548	$(6,061)
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	(837)	780	(979)	2,204
Comprehensive income (loss)	8,002	(530)	14,569	(3,857)
Net income (loss) attributable to non-controlling interest, net of tax	(16)	9	(12)	105
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$8,018	$(539)	$14,581	$(3,962)

(1)	No other comprehensive income (loss) is attributable to non-controlling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2018	2017
Share capital
Balance at beginning of period	$58,492	$59,361
Issuance of Class A non-voting common stock	333	3,857
Repurchase of Class A non-voting common stock for cancellation	—	(5,159)
Balance at end of period	58,825	58,059
Contributed capital
Balance at beginning of period	36,546	41,765
Share-based expense	3,096	2,644
Vested employee share plan awards	(355)	(6,060)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	425
Balance at end of period	39,287	38,774
Retained earnings
Balance at beginning of period	426,930	410,258
Net income (loss) attributable to Oppenheimer Holdings Inc.	15,560	(6,166)
Dividends paid ($0.22 per share)	(2,913)	(2,940)
Dividends received from non-controlling interest	—	6
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	(314)
Balance at end of period	439,577	400,844
Accumulated other comprehensive income (loss)
Balance at beginning of period	1,582	(681)
Currency translation adjustment	(979)	2,204
Balance at end of period	603	1,523
Total Oppenheimer Holdings Inc. stockholders' equity	538,292	499,200
Non-controlling interest
Balance at beginning of period	361	2,631
Net income (loss) attributable to non-controlling interest, net of tax	(12)	105
Dividends paid to non-controlling interest	—	(816)
Dividends paid to parent	—	(6)
Balance at end of period	349	1,914
Total stockholders' equity	$538,641	$501,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2018	2017
Cash flows from operating activities
Net income (loss)	$15,548	$(6,061)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash items included in net income (loss):
Depreciation and amortization of furniture, equipment and leasehold improvements	3,140	2,783
Deferred income taxes	2,712	1,325
Amortization of notes receivable	6,378	5,756
Amortization of debt issuance costs	129	223
Write-off of debt issuance costs	—	430
Provision for (reversal of) credit losses	79	(4)
Share-based compensation	5,216	1,715
Decrease (increase) in operating assets:
Deposits with clearing organizations	(14,642)	(2,500)
Receivable from brokers, dealers and clearing organizations	(17,412)	(9,772)
Receivable from customers	12,439	(26,425)
Income tax receivable	121	(4,289)
Securities purchased under agreements to resell	(6,080)	19,154
Securities owned	(93,807)	(279,324)
Notes receivable	(8,268)	(11,897)
Other assets	29,464	(9,317)
Increase (decrease) in operating liabilities:
Drafts payable	(20,780)	(9,461)
Payable to brokers, dealers and clearing organizations	71,059	18,189
Payable to customers	(12,243)	48,616
Securities sold under agreements to repurchase	12,673	79,725
Securities sold but not yet purchased	67,556	149,728
Accrued compensation	(46,251)	(30,925)
Accounts payable and other liabilities	4,280	(8,054)
Cash provided by (used in) operating activities	11,311	(70,385)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(3,947)	(2,075)
Purchase of intangible assets	(400)	—
Proceeds from the settlement of Company-owned life insurance	—	1,194
Cash used in investing activities	(4,347)	(881)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,913)	(2,940)
Cash dividends paid to non-controlling interest	—	(816)
Repurchase of Class A non-voting common stock for cancellation	—	(5,159)
Payments for employee taxes withheld related to vested share-based awards	(2,444)	(2,203)
Issuance of senior secured notes	—	200,000
Redemption of senior secured notes	—	(150,000)
Debt issuance costs	—	(547)
(Decrease) Increase in bank call loans, net	(10,800)	84,600
Cash (used in) provided by financing activities	(16,157)	122,935
Net (decrease) increase in cash and cash equivalents	(9,193)	51,669
Cash and cash equivalents, beginning of period	48,154	64,913
Cash and cash equivalents, end of period	$38,961	$116,582
Schedule of non-cash financing activities
Employee share plan issuance	$333	$3,857
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$26,899	$14,607
Cash paid during the period for income taxes, net	$3,918	$551
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization and basis of presentation
Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services.
The Company has 91 retail branch offices in the United States and has institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") which was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange and is a member of several other regional exchanges in the United States.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K"). The accompanying December 31, 2017 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the six month period ended June 30, 2018 are not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present non-controlling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of June 30, 2018, the Company owned 83.68% of OMHHF and the non-controlling interest recorded on the condensed consolidated balance sheet was $349,000.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

2.    New accounting pronouncements
Recently Issued
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires the recognition of a right-of use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this ASU which it expects will have a significant impact on its condensed consolidated financial statements. Since the Company has operating leases in over 100 locations, the Company expects to recognize a significant right-of use asset and lease liability on its condensed consolidated balance sheet upon adoption of this ASU. The Company has elected the modified retrospective method and will include any cumulative-effect adjustment as of the date of adoption.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that the ASU will have on the Company; the adoption of the ASU is not currently expected to have a material impact on its condensed consolidated financial statements.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

3.    Revenues from contracts with customers

In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers." The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's condensed consolidated financial statements for the three and six months ended June 30, 2018.
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
Commissions
Commissions from Sales and Trading — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. A substantial portion of Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on trade date when the performance obligation is satisfied. Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities and commodities transactions. The Company records a receivable on the trade date and receives a payment on settlement date.
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
Revenue from financial advisory services includes fees generated in connection with mergers, acquisitions and restructuring transactions and such revenue and fees are primarily recorded at a point in time when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Payment for advisory services is generally due upon a completion of the transaction or milestone. Retainer fees and fees earned from certain advisory services are recognized ratably over the service period as the customer receives the benefit of the services throughout the term of the contracts, and such fees are collected based on the terms of the contracts.
Bank Deposit Sweep Income
Bank deposit sweep income consists of revenue earned from the FDIC-insured bank deposit program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. Fees are earned over time and are generally received within 30 days.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2018:

(Expressed in thousands)	For the Three Months Ended June 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$39,093	$—	$33,022	$62	$72,177
Mutual fund income	10,441	222	5	5	10,673
Advisory fees	59,774	17,485	3	8	77,270
Investment banking - capital markets	3,469	—	16,196	—	19,665
Investment banking - advisory	—	—	8,239	—	8,239
Bank deposit sweep income	28,853	—	—	—	28,853
Other	3,430	3	457	(47)	3,843
Total revenues from contracts with customers	145,060	17,710	57,922	28	220,720
Other sources of revenue:
Interest	9,514	(4)	3,263	283	13,056
Principal transactions, net	212	—	6,989	(801)	6,400
Other	1,767	—	32	581	2,380
Total other sources of revenue	11,493	(4)	10,284	63	21,836
Total revenue	$156,553	$17,706	$68,206	$91	$242,556

(Expressed in thousands)	For the Six Months Ended June 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$79,371	$—	$65,019	$77	$144,467
Mutual fund income	21,268	505	7	10	21,790
Advisory fees	119,910	34,838	54	16	154,818
Investment banking - capital markets	7,839	—	30,592	—	38,431
Investment banking - advisory	—	—	17,683	—	17,683
Bank deposit sweep income	54,150	—	—	—	54,150
Other	7,705	6	432	(46)	8,097
Total revenues from contracts with customers	290,243	35,349	113,787	57	439,436
Other sources of revenue:
Interest	18,351	1	6,468	463	25,283
Principal transactions, net	132	—	9,381	(387)	9,126
Other	1,921	—	99	1,221	3,241
Total other sources of revenue	20,404	1	15,948	1,297	37,650
Total revenue	$310,647	$35,350	$129,735	$1,354	$477,086

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Company had receivables related to revenue from contracts with customers of $22.3 million and $18.6 million at June 30, 2018 and January 1, 2018, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2018.
Deferred revenue primarily relates to IRA fees received annually in advance on customer's IRA accounts managed by the Company where the performance obligation has not yet been satisfied. Total deferred revenue was $2.0 million and $nil at June 30, 2018 and January 1, 2018, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at June 30, 2018	Opening Balance at January 1, 2018
Contract assets (receivables):
Commission (1)	$3,059	$2,007
Mutual fund income (2)	7,308	7,779
Advisory fees (3)	750	1,460
Bank deposit sweep income (4)	3,874	3,459
Investment banking fees (5)	4,683	3,926
Other	2,661	—
Total contract assets	$22,335	$18,631
Deferred revenue (payables):
Investment banking fees	$450	$—
IRA fees	1,515	—
Total deferred revenue	$1,965	$—

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fee earned but not yet received.

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of June 30, 2018, the contract costs were $1.6 million. There were no significant charges recognized in relation to these costs for the six months ended June 30, 2018.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average number of shares outstanding	13,248,812	13,260,855	13,244,245	13,329,670
Net dilutive effect of share-based awards, treasury method (1)	801,761	—	761,311	—
Diluted weighted average number of shares outstanding	14,050,573	13,260,855	14,005,556	13,329,670

Net income (loss) from continuing operations	$8,839	$(1,363)	$15,548	$(6,701)
Net income from discontinued operations	—	53	—	640
Net income (loss)	8,839	(1,310)	15,548	(6,061)
Less net income (loss) attributable to non-controlling interest, net of tax	(16)	9	(12)	105
Net income (loss) attributable to Oppenheimer Holdings Inc.	$8,855	$(1,319)	$15,560	$(6,166)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.67	$(0.10)	$1.17	$(0.50)
Discontinued operations (2)	—	—	—	0.04
Net income (loss) per share	$0.67	$(0.10)	$1.17	$(0.46)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.63	$(0.10)	$1.11	$(0.50)
Discontinued operations (2)	—	—	—	0.04
Net income (loss) per share	$0.63	$(0.10)	$1.11	$(0.46)

(1)
For both the three and six months ended June 30, 2018, the diluted net income (loss) per share computation does not include the anti-dilutive effect of 4,050 shares of Class A Stock granted under share-based compensation arrangements (1,336,424 shares for both the three and six months ended June 30, 2017).

(2)	Represents net income from discontinued operations less net income attributable to non-controlling interest, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2018	December 31, 2017
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$122,238	$132,368
Receivable from brokers	31,962	19,298
Securities failed to deliver	24,227	9,442
Clearing organizations	23,459	24,361
Other	2,641	1,646
Total	$204,527	$187,115
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$199,598	$180,270
Payable to brokers	18,984	1,567
Securities failed to receive	16,894	17,559
Other	47,066	12,087
Total	$282,542	$211,483

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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client-related legal settlements and awards to purchase ARS, as of June 30, 2018, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. In addition, the Company is committed to purchase another $7.2 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of June 30, 2018
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$73,275	$941	$72,334	Discounted Cash Flow	Discount Rate (2)	2.83% to 3.86%	3.22%
					Duration	2.5 Years	2.5 Years
					Current Yield (3)	2.36% to 3.21%	2.68%

Auction Rate Preferred Securities	18,725	1,123	17,602	Tender Offer (4)	N/A	N/A	N/A

Municipal Auction Rate Securities	25	—	25	Par	N/A	N/A	N/A

Student Loan Auction Rate Securities	275	13	262	Discounted Cash Flow	Discount Rate (5)	3.96%	3.96%
					Duration	5.5 Years	5.5 Years
					Current Yield (3)	2.95%	2.95%
	$92,300	$2,077	$90,223
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$10,620	$130	$10,490	Discounted Cash Flow	Discount Rate (2)	2.83% to 3.86%	3.22%
					Duration	2.5 Years	2.5 Years
					Current Yield (3)	2.36% to 3.21%	2.68%

Auction Rate Preferred Securities	1,515	91	1,424	Tender Offer (4)	N/A	N/A	N/A

Municipal Auction Rate Securities	2	—	2	Par	N/A	N/A	N/A

Student Loan Auction Rate Securities	25	1	24	Discounted Cash Flow	Discount Rate (5)	3.96%	3.96%
					Duration	5.5 Years	5.5 Years
					Current Yield (3)	2.95%	2.95%
	$12,162	$222	$11,940
Total	$104,462	$2,299	$102,163

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet as of June 30, 2018. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet as of June 30, 2018.

(2)	Derived by applying a multiple to a spread between 110% to 150% to the U.S. Treasury rate of 2.58%.

(3)	Based on current yields for ARS positions owned.

(4)	ARS issuer announced tender offer at 94% of par. Included in Level 2 of the fair value hierarchy.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.76%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet as of June 30, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at June 30, 2018 would result in a decrease in the fair value of $493,000 (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at June 30, 2018 would result in a decrease in the fair value of $982,000 (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, ARS are primarily categorized in Level 3 of the fair value hierarchy. As of June 30, 2018, the Company had a valuation adjustment (unrealized loss) of $2.1 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of June 30, 2018, the Company also had a valuation adjustment of $222,000 on ARS purchase commitments from settlements with the Regulators and legal settlements and awards, which is included in accounts payable and other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $2.3 million as of June 30, 2018. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2018:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$2,624	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,008	1,400	N/A	N/A
	$7,632	$1,400

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,500	$—	$—	$10,500
Deposits with clearing organizations	31,135	—	—	31,135
Securities owned:
U.S. Treasury securities	690,988	—	—	690,988
U.S. Agency securities	8,541	7,906	—	16,447
Sovereign obligations	—	204	—	204
Corporate debt and other obligations	—	24,813	—	24,813
Mortgage and other asset-backed securities	—	6,870	—	6,870
Municipal obligations	—	116,612	—	116,612
Convertible bonds	—	41,135	—	41,135
Corporate equities	33,112	—	—	33,112
Auction rate securities	—	17,602	72,621	90,223
Securities owned, at fair value	732,641	215,142	72,621	1,020,404
Investments (1)	—	—	164	164
Derivative contracts:
TBAs	—	2,815	—	2,815
Total	$774,276	$217,957	$72,785	$1,065,018
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$115,465	$—	$—	$115,465
U.S. Agency securities	—	6	—	6
Corporate debt and other obligations	—	5,289	—	5,289
Mortgage and other asset-backed securities	—	6,808	—	6,808
Convertible bonds	—	7,496	—	7,496
Corporate equities	26,978	—	—	26,978
Securities sold but not yet purchased, at fair value	142,443	19,599	—	162,042
Derivative contracts:
Futures	942	—	—	942
Foreign exchange forward contracts	5	—	—	5
TBAs	—	2,715	—	2,715
ARS purchase commitments	—	91	131	222
Derivative contracts, total	947	2,806	131	3,884
Total	$143,390	$22,405	$131	$165,926

(1)	Included in other assets on the condensed consolidated balance sheet.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

During the three and six months ended June 30, 2018, the Company transferred $17.6 million and $91,000 in ARS and ARS purchase commitments, respectively, from Level 3 to Level 2 of the fair value hierarchy due to tender offer announcements by issuer of auction rate preferred securities. There were no transfers between any of the levels during the three and six months ended June 30, 2017.
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2018 and 2017:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Auction rate securities (1)	$87,350	$(902)	$4,050	$(275)	$(17,602)	$72,621
Investments	168	(4)	—	—	—	164
Liabilities
ARS purchase commitments (2)	183	(39)	—	—	91	131

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 and 2017:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1)	87,398	(55)	4,100	(1,220)	(17,602)	72,621
Investments	169	(5)	—	—	—	164
Liabilities
ARS purchase commitments (2)	8	(214)	—	—	91	131

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

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
Assets and liabilities not measured at fair value as of June 30, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$28,461	$28,461	$—	$—	$28,461
Deposits with clearing organization	25,729	25,729	—	—	25,729
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	122,238	—	122,238	—	122,238
Receivables from brokers	31,962	—	31,962	—	31,962
Securities failed to deliver	24,227	—	24,227	—	24,227
Clearing organizations	23,459	—	23,459	—	23,459
Other	1,603	—	1,603	—	1,603
	203,489	—	203,489	—	203,489
Receivable from customers	835,708	—	835,708	—	835,708
Securities purchased under agreements to resell	6,738	—	6,738	—	6,738
Notes receivable, net	42,410	—	42,410	—	42,410
Investments (1)	65,601	—	65,601	—	65,601

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,632	$21,632	$—	$—	$21,632
Bank call loans	107,500	—	107,500	—	107,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	199,598	—	199,598	—	199,598
Payable to brokers	18,984	—	18,984	—	18,984
Securities failed to receive	16,894	—	16,894	—	16,894
Other	45,186	—	45,186	—	45,186
	280,662	—	280,662	—	280,662
Payables to customers	373,664	—	373,664	—	373,664
Securities sold under agreements to repurchase	599,151	—	599,151	—	599,151
Senior secured notes	200,000	—	204,174	—	204,174

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2017

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$37,664	$37,664	$—	$—	$37,664
Deposits with clearing organization	7,929	7,929	—	—	7,929
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	132,368	—	132,368	—	132,368
Receivables from brokers	19,298	—	19,298	—	19,298
Securities failed to deliver	9,442	—	9,442	—	9,442
Clearing organizations	24,361	—	24,361	—	24,361
Other	930	—	930	—	930
	186,399	—	186,399	—	186,399
Receivable from customers	848,226	—	848,226	—	848,226
Securities purchased under agreements to resell	658	—	658	—	658
Notes receivable, net	40,520	—	40,520	—	40,520
Investments (1)	65,404	—	65,404	—	65,404

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$42,212	$42,212	$—	$—	$42,212
Bank call loans	118,300	—	118,300	—	118,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	180,270	—	180,270	—	180,270
Payable to brokers	1,567	—	1,567	—	1,567
Securities failed to receive	17,559	—	17,559	—	17,559
Other	10,707	—	10,707	—	10,707
	210,103	—	210,103	—	210,103
Payables to customers	385,907	—	385,907	—	385,907
Securities sold under agreements to repurchase	586,478	—	586,478	—	586,478
Senior secured notes	200,000	—	206,380	—	206,380

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of June 30, 2018 and December 31, 2017 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2018
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$821,000	$1,777
	Other TBAs (2)	31,366	1,038
		$852,366	$2,815
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,981,000	$942
Other contracts	Foreign exchange forward contracts	400	5
	TBAs	821,000	1,749
	Other TBAs (2)	31,366	966
	ARS purchase commitments	12,162	222
		$5,845,928	$3,884

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended June 30, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$322
Other contracts	Foreign exchange forward contracts	Other revenue	(5)
Other contracts	TBAs	Principal transactions revenue	162
	Other TBAs	Other revenue	72
	ARS purchase commitments	Principal transactions revenue	(39)
			$512

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Three Months Ended June 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(8)
Other contracts	Foreign exchange forward contracts	Other revenue	8
	TBAs	Principal transactions revenue	204
	Other TBAs	Other revenue	191
	ARS purchase commitments	Principal transactions revenue	(773)
			$(378)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Six Months Ended June 30, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$1,351
Other contracts	Foreign exchange forward contracts	Other revenue	(5)
Other contracts	TBAs	Principal transactions revenue	196
	Other TBAs	Other revenue	147
	ARS purchase commitments	Principal transactions revenue	(214)
			$1,475

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Six Months Ended June 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$234
Other contracts	Foreign exchange forward contracts	Other revenue	12
	TBAs	Principal transactions revenue	77
	Other TBAs	Other revenue	511
	ARS purchase commitments	Principal transactions revenue	(458)
			$376

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of June 30, 2018, bank call loans were $107.5 million ($118.3 million as of December 31, 2017). As of June 30, 2018, such loans were collateralized by firm and customer securities with market values of approximately $93.2 million and $442.6 million, respectively, with commercial banks.
As of June 30, 2018, the Company had approximately $1.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $161.2 million under securities loan agreements.
As of June 30, 2018, the Company had pledged $364.7 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2018, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2018:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$694,162
Securities loaned:
Equity securities	199,598
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$893,760

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2018 and December 31, 2017:

As of June 30, 2018
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$101,749	$(95,011)	$6,738	$(6,431)	$—	$307
Securities borrowed (1)	122,238	—	122,238	(117,374)	—	4,864
Total	$223,987	$(95,011)	$128,976	$(123,805)	$—	$5,171

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$694,162	$(95,011)	$599,151	$(597,168)	$—	$1,983
Securities loaned (2)	199,598	—	199,598	(188,954)	—	10,644
Total	$893,760	$(95,011)	$798,749	$(786,122)	$—	$12,627

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$200,712	$(200,054)	$658	$—	$—	$658
Securities borrowed (1)	132,368	—	132,368	(128,575)	—	3,793
Total	$333,080	$(200,054)	$133,026	$(128,575)	$—	$4,451

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$786,532	$(200,054)	$586,478	$(585,289)	$—	$1,189
Securities loaned (2)	180,270	—	180,270	(170,176)	—	10,094
Total	$966,802	$(200,054)	$766,748	$(755,465)	$—	$11,283

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2018, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $118.2 million ($127.2 million as of December 31, 2017) and $95.1 million ($221.6 million as of December 31, 2017), respectively, of which the Company has sold and re-pledged approximately $26.6 million ($30.9 million as of December 31, 2017) under securities loaned transactions and $95.1 million under repurchase agreements ($221.6 million as of December 31, 2017).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $692.3 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2018 ($655.7 million as of December 31, 2017). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $92.8 million as of June 30, 2018 ($97.2 million as of December 31, 2017).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2018 are receivables from four major U.S. broker-dealers totaling approximately $77.2 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2018 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2018, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of June 30, 2018 and December 31, 2017:

(Expressed in thousands)
	As of June 30, 2018
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$327,974	$717	$—	$—	$717
Private equity funds	9,108	12	—	1	13
Total	$337,082	$729	$—	$1	$730

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	As of December 31, 2017
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$328,172	$713	$—	$—	$713
Private equity funds	15,668	12	—	2	14
Total	$343,840	$725	$—	$2	$727

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

9.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2018	December 31, 2017
6.75% Senior Secured Notes	7/1/2022	$200,000	$200,000
Unamortized Debt Issuance Cost		(1,034)	(1,163)
		$198,966	$198,837
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "Old Notes") in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The Company capitalized the remaining $1.3 million and will amortize it over the term of the Notes.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of June 30, 2018, the Parent was in compliance with all of its covenants.
Interest expense for the three and six months ended June 30, 2018 on the Notes was $3.4 million and $6.8 million, respectively ($300,000 for both the three and six months ended June 30, 2017).
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
In connection with the satisfaction and discharge of the 8.75% Notes Indenture, all of the obligations of the Parent and the subsidiary guarantors (other than certain customary provisions of the 8.75% Notes Indenture, including those relating to the compensation and indemnification of the trustee that expressly survive pursuant to the terms of the 8.75% Notes Indenture) were discharged and the guarantees of the subsidiary guarantors and the liens on the collateral securing the Old Notes were released on June 23, 2017.
Interest expense for the three and six months ended June 30, 2017 on the Old Notes was $3.4 million and $6.7 million, respectively.

10.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Class A Stock outstanding, beginning of period	13,141,103	13,182,332	13,139,203	13,261,095
Issued pursuant to shared-based compensation plans	15,250	—	17,150	179,020
Repurchased and canceled pursuant to the stock buy-back	—	(49,557)	—	(307,340)
Class A Stock outstanding, end of period	13,156,353	13,132,775	13,156,353	13,132,775

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
During the three and six months ended June 30, 2018, the Company did not purchase any shares of Class A Stock under this program. As of June 30, 2018, 508,906 shares remained available to be purchased under this program.
Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's senior secured debt. The Company will cancel all of the shares repurchased. The Company expects to continue the share repurchase program indefinitely. The Company will base the timing and amounts of any purchases on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, the Company may commence or suspend repurchases from time to time without notice.

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
The effective income tax rate from continuing operations for the three months ended June 30, 2018 was 29.3% (tax expense) compared with 16.7% (tax benefit) for the three months ended June 30, 2017 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The estimated effective tax rate for the second quarter of 2018 is due to the Federal tax rate of 21% (versus 35%) as a result of the passage of the TCJA in December 2017 offset by foreign income inclusion and larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA.

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $30.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2018, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. In addition, the Company is committed to purchase another $7.2 million in ARS from clients through 2020 under legal settlements and awards.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company's purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors (as defined), to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. The financial review is based on the Company's operating results, regulatory net capital, liquidity, and other ARS purchase commitments outstanding under legal settlements and awards (described below). There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company first meets with its primary regulator, FINRA, and then with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer and discuss offer scenarios in terms of which Eligible Investors should receive a Purchase Offer. Once various Purchase Offer scenarios have been discussed, the regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of the settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.
Eligible Investors for future buybacks continued to hold approximately $21.2 million of ARS principal value as of June 30, 2018. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represent the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients. As of June 30, 2018, there were no ARS purchase commitments related to legal settlements extending past 2020.
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
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2018, the net capital of Oppenheimer as calculated under the Rule was $161.2 million or 15.77% of Oppenheimer's aggregate debit items. This was $140.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2018, Freedom had net capital of $5.4 million, which was $5.3 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2018, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 18.20% (required 4.5%);

•	Tier 1 Capital ratio 18.20% (required 6.0%); and

•	Total Capital ratio 18.76% (required 8.0%).

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
As of June 30, 2018, the regulatory capital of Oppenheimer Investments Asia Limited was $2.0 million, which was $1.6 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

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
The Company's reportable segments are:
Private Client — includes commissions and a proportionate amount of fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, custodian fees, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment;
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
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the three and six months ended June 30, 2018 and 2017. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Private client (1)	$156,553	$140,252	$310,647	$277,641
Asset management (1)	17,706	19,304	35,350	37,970
Capital markets	68,206	53,707	129,735	109,610
Corporate/Other	91	2,621	1,354	3,924
Total	$242,556	$215,884	$477,086	$429,145
Income (loss) before income taxes
Private client (1)	$33,513	$28,051	$73,675	$56,813
Asset management (1)	3,958	4,081	7,676	7,792
Capital markets	(199)	(10,982)	(6,256)	(23,596)
Corporate/Other	(24,771)	(22,787)	(52,969)	(49,671)
Total	$12,501	$(1,637)	$22,126	$(8,662)

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2018 and 2017 was as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Americas	$234,471	$204,052	$460,083	$407,715
Europe/Middle East	7,222	10,904	14,745	19,364
Asia	863	928	2,258	2,066
Total	$242,556	$215,884	$477,086	$429,145

15.    Subsequent events
On July 27, 2018, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on August 24, 2018 to holders of Class A Stock and Class B Stock of record on August 10, 2018.

16.    Condensed consolidating financial information
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of the Notes. The Company used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its Old Notes. See note 9 for further details.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$668	$4,588	$33,705	$—	$38,961
Deposits with clearing organizations	—	—	56,864	—	56,864
Receivable from brokers, dealers and clearing organizations	—	—	204,527	—	204,527
Receivable from customers, net of allowance for credit losses of $848	—	—	835,708	—	835,708
Income tax receivable	46,865	24,904	—	(68,951)	2,818
Securities purchased under agreements to resell	—	—	6,738	—	6,738
Securities owned, including amounts pledged of $692,286, at fair value	—	1,369	1,019,035	—	1,020,404
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,788 and $8,051, respectively	—	—	42,410	—	42,410
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $85,815	—	20,883	7,111	—	27,994
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	120	2,580	112,167	—	114,867
Deferred tax assets	122	118	18,641	(18,881)	—
Investment in subsidiaries	643,205	526,774	—	(1,169,979)	—
Intercompany receivables	48,843	49,627	—	(98,470)	—
Total assets	$739,823	$743,801	$2,506,495	$(1,468,839)	$2,521,280
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$21,632	$—	$21,632
Bank call loans	—	—	107,500	—	107,500
Payable to brokers, dealers and clearing organizations	—	—	282,542	—	282,542
Payable to customers	—	—	373,664	—	373,664
Securities sold under agreements to repurchase	—	—	599,151	—	599,151
Securities sold but not yet purchased, at fair value	—	—	162,042	—	162,042
Accrued compensation	—	—	128,985	—	128,985
Accounts payable and other liabilities	125	33,496	60,732	—	94,353
Income tax payable	2,440	22,189	44,322	(68,951)	—
Senior secured notes, net of debt issuance cost of $1,034	198,966	—	—	—	198,966
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	32,685	(18,881)	13,804
Intercompany payables	—	28,141	70,329	(98,470)	—
Total liabilities	201,531	83,826	1,996,142	(298,860)	1,982,639
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	538,292	659,975	510,004	(1,169,979)	538,292
Non-controlling interest	—	—	349	—	349
Total stockholders' equity	538,292	659,975	510,353	(1,169,979)	538,641
Total liabilities and stockholders' equity	$739,823	$743,801	$2,506,495	$(1,468,839)	$2,521,280

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$82,850	$—	$82,850
Advisory fees	—	—	77,589	(319)	77,270
Investment banking	—	—	27,904	—	27,904
Bank deposit sweep income	—	—	28,853	—	28,853
Interest	3	2,060	13,070	(2,077)	13,056
Principal transactions, net	—	—	6,409	(9)	6,400
Other	—	95	6,222	(94)	6,223
Total revenue	3	2,155	242,897	(2,499)	242,556
EXPENSES
Compensation and related expenses	522	—	151,349	—	151,871
Communications and technology	49	—	17,948	—	17,997
Occupancy and equipment costs	—	—	14,995	(94)	14,901
Clearing and exchange fees	—	—	5,780	—	5,780
Interest	3,375	—	9,611	(2,077)	10,909
Other	278	849	27,798	(328)	28,597
Total expenses	4,224	849	227,481	(2,499)	230,055
Income (loss) before income taxes	(4,221)	1,306	15,416	—	12,501
Income taxes	(1,065)	369	4,358	—	3,662
Net income (loss) from continuing operations	(3,156)	937	11,058	—	8,839

Equity in earnings of subsidiaries	12,011	11,074	—	(23,085)	—
Net income	8,855	12,011	11,058	(23,085)	8,839
Less net loss attributable to non-controlling interest, net of tax	—	—	(16)	—	(16)
Net income attributable to Oppenheimer Holdings Inc.	8,855	12,011	11,074	(23,085)	8,855
Other comprehensive loss	—	—	(837)	—	(837)
Total comprehensive income	$8,855	$12,011	$10,237	$(23,085)	$8,018

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$83,852	$—	$83,852
Advisory fees	—	—	73,126	(343)	72,783
Investment banking	—	—	18,386	(3,000)	15,386
Bank deposit sweep income	—	—	17,720	—	17,720
Interest	—	2,559	12,845	(2,575)	12,829
Principal transactions, net	—	9	5,293	—	5,302
Other	—	90	8,011	(89)	8,012
Total revenue	—	2,658	219,233	(6,007)	215,884
EXPENSES
Compensation and related expenses	367	—	142,290	—	142,657
Communications and technology	49	—	18,350	—	18,399
Occupancy and equipment costs	—	—	15,250	(89)	15,161
Clearing and exchange fees	—	—	5,916	—	5,916
Interest	3,709	—	5,720	(2,575)	6,854
Other	3,922	195	27,760	(3,343)	28,534
Total expenses	8,047	195	215,286	(6,007)	217,521
Income (loss) before income taxes	(8,047)	2,463	3,947	—	(1,637)
Income taxes	(3,098)	956	1,868	—	(274)
Net income (loss) from continuing operations	(4,949)	1,507	2,079	—	(1,363)

Discontinued operations
Income from discontinued operations	—	—	89	—	89
Income taxes	—	—	36	—	36
Net income from discontinued operations	—	—	53	—	53

Equity in earnings of subsidiaries	3,630	2,123	—	(5,753)	—
Net income (loss)	(1,319)	3,630	2,132	(5,753)	(1,310)
Less net income attributable to non-controlling interest, net of tax	—	—	9	—	9
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,319)	3,630	2,123	(5,753)	(1,319)
Other comprehensive income	—	—	780	—	780
Total comprehensive income (loss)	$(1,319)	$3,630	$2,903	$(5,753)	$(539)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$166,257	$—	$166,257
Advisory fees	—	—	155,463	(645)	154,818
Investment banking	—	—	56,114	—	56,114
Bank deposit sweep income	—	—	54,150	—	54,150
Interest	3	4,120	25,317	(4,157)	25,283
Principal transactions, net	—	—	9,168	(42)	9,126
Other	—	191	11,336	(189)	11,338
Total revenue	3	4,311	477,805	(5,033)	477,086
EXPENSES
Compensation and related expenses	848	—	304,127	—	304,975
Communications and technology	88	—	36,597	—	36,685
Occupancy and equipment costs	—	—	30,518	(189)	30,329
Clearing and exchange fees	—	—	11,876	—	11,876
Interest	6,750	—	17,279	(4,157)	19,872
Other	665	1,102	50,143	(687)	51,223
Total expenses	8,351	1,102	450,540	(5,033)	454,960
Income (loss) before income taxes	(8,348)	3,209	27,265	—	22,126
Income taxes	(2,105)	633	8,050	—	6,578
Net income (loss) from continuing operations	(6,243)	2,576	19,215	—	15,548

Equity in earnings of subsidiaries	21,803	19,227	—	(41,030)	—
Net income	15,560	21,803	19,215	(41,030)	15,548
Less net loss attributable to non-controlling interest, net of tax	—	—	(12)	—	(12)
Net income attributable to Oppenheimer Holdings Inc.	15,560	21,803	19,227	(41,030)	15,560
Other comprehensive loss	—	—	(979)	—	(979)
Total comprehensive income	$15,560	$21,803	$18,248	$(41,030)	$14,581

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$170,569	$—	$170,569
Advisory fees	—	—	142,855	(663)	142,192
Investment banking	—	—	36,407	(3,000)	33,407
Bank deposit sweep income	—	—	31,846	—	31,846
Interest	—	5,138	23,407	(5,151)	23,394
Principal transactions, net	—	15	10,660	—	10,675
Other	—	178	17,061	(177)	17,062
Total revenue	—	5,331	432,805	(8,991)	429,145
EXPENSES
Compensation and related expenses	705	—	285,830	—	286,535
Communications and technology	79	—	36,026	—	36,105
Occupancy and equipment costs	—	—	30,610	(177)	30,433
Clearing and exchange fees	—	—	11,770	—	11,770
Interest	6,990	—	10,371	(5,151)	12,210
Other	4,249	267	59,901	(3,663)	60,754
Total expenses	12,023	267	434,508	(8,991)	437,807
Income (loss) before income taxes	(12,023)	5,064	(1,703)	—	(8,662)
Income taxes	(4,626)	1,876	789	—	(1,961)
Net income (loss) from continuing operations	(7,397)	3,188	(2,492)	—	(6,701)

Discontinued operations
Income from discontinued operations	—	—	1,065	—	1,065
Income taxes	—	—	425	—	425
Net income from discontinued operations	—	—	640	—	640

Equity in earnings of subsidiaries	1,231	(1,957)	—	726	—
Net income (loss)	(6,166)	1,231	(1,852)	726	(6,061)
Less net income attributable to non-controlling interest, net of tax	—	—	105	—	105
Net income (loss) attributable to Oppenheimer Holdings Inc.	(6,166)	1,231	(1,957)	726	(6,166)
Other comprehensive income	—	—	2,204	—	2,204
Total comprehensive income (loss)	$(6,166)	$1,231	$247	$726	$(3,962)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(1,417)	$1,272	$11,456	$—	$11,311
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,947)	—	(3,947)
Purchase of tangible assets	—	(400)	—	—	(400)
Cash used in investing activities	—	(400)	(3,947)	—	(4,347)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,913)	—	—	—	(2,913)
Payments for employee taxes withheld related to vested share-based awards	(2,444)	—	—	—	(2,444)
Increase in bank call loans, net	—	—	(10,800)	—	(10,800)
Cash used in financing activities	(5,357)	—	(10,800)	—	(16,157)
Net increase (decrease) in cash and cash equivalents	(6,774)	872	(3,291)	—	(9,193)
Cash and cash equivalents, beginning of the period	7,442	3,716	36,996	—	48,154
Cash and cash equivalents, end of the period	$668	$4,588	$33,705	$—	$38,961

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$34,273	$(7,052)	$(97,606)	$—	$(70,385)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(2,075)	—	(2,075)
Proceeds from settlement of company-owned life insurance	—	—	1,194	—	1,194
Cash used in investing activities	—	—	(881)	—	(881)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,940)	—	—	—	(2,940)
Cash dividends paid to non-controlling interest	—	—	(816)	—	(816)
Repurchase of Class A non-voting common stock for cancellation	(5,159)	—	—	—	(5,159)
Payments for employee taxes withheld related to vested share-based awards	(2,203)	—	—	—	(2,203)
Issuance of senior secured notes	200,000	—	—	—	200,000
Redemption of senior secured notes	(150,000)	—	—	—	(150,000)
Debt issuance costs	(547)	—	—	—	(547)
Increase in bank call loans, net	—	—	84,600	—	84,600
Cash provided by financing activities	39,151	—	83,784	—	122,935
Net increase (decrease) in cash and cash equivalents	73,424	(7,052)	(14,703)	—	51,669
Cash and cash equivalents, beginning of the period	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the period	$73,653	$3,232	$39,697	$—	$116,582

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2018, the Company provided its services from 91 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of June 30, 2018 totaled $85.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's Fahnestock Asset Management, Alpha and OMEGA Group divisions. At June 30, 2018, client assets under management ("AUM") totaled $28.7 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware Inc. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. At June 30, 2018, the Company employed 2,978 employees (2,904 full-time and 74 part-time), of whom 1,083 were financial advisers.
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

During the six months ended June 30, 2018, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

In July 2010, Congress enacted extensive legislation entitled the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by the Dodd-Frank Act in 2011. The Volcker Rule is not applicable to the Company. Recent announcements make it appear increasingly likely that the rules surrounding financial institutions may change in the U.S.
In April 2016, the DOL finalized its definition of fiduciary under the Employee Retirement Income Security Act through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors ("DOL Fiduciary Rules"). Under this rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") would be considered fiduciary advice.
In March 2018, the U.S. 5th Circuit Court of Appeals found that the DOL did not have the jurisdiction to adopt the aforementioned rules and vacated the DOL Fiduciary Rules effective in June 2018.
On April 18, 2018, the SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisors and broker-dealers. Regulation Best Interest would replace the DOL fiduciary standard with an intermediate standard applicable to all customers of broker-dealers and investment advisors. Regulation Best Interest is subject to public review and comment until August 7, 2018. It is too soon to predict whether and in what form the SEC will adopt Regulation Best Interest, the effect it may have on broker-dealers and investment advisors generally, the specific effect it will have on the Company's broker-dealer and investment management businesses, and the effect it will have on the Company’s competitive position in the financial services industry.

During 2017, the Company reviewed its business and operating models in light of the DOL Fiduciary Rules and made significant structural and operational changes to the Company's broker-dealer and investment management businesses. The changes have had a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts, except when they are participating in fixed fee based programs. The Company is reviewing its business and operating models in light of the 5th Circuit ruling and the proposed Regulation Best Interest and may make further structural and operational changes in light of the vacated DOL Fiduciary Rules and in anticipation of the SEC adopting a version of Regulation Best Interest.

The European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as "MiFID II") that prevent broker-dealers operating in the European Union ("EU") from "bundling" the cost of research together with trading commissions. These rules became effective on January 3, 2018. The ability of the Company to be compensated for equity research activities has been reduced and institutional clients are required to make payments for research through cash payments rather than transaction-based commissions. MiFID II is already having an impact on the manner in which business is being conducted in the United Kingdom and in Europe with a noticeable reduction in the availability of equity research particularly in relation to smaller issuers. The long term effects of these changes on securities markets and on competition in the EU are impossible to predict.
In June 2016, in a referendum to consider the United Kingdom's continued participation in the European Common Market ("EC"), the United Kingdom voted in favor of withdrawing from the EC ("Brexit"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain and the EU will define their relationship effective with Great Britain's departure from the EC. Brexit has created significant uncertainty in both the United Kingdom and in the other member states around its economic impact and the operating requirements for businesses located in the United Kingdom after the effective date. The value of the British Pound fell based on news surrounding Brexit. The Company has a London-based business and the ability for it to passport its employees to conduct a financial services business in the EU post-Brexit is in considerable doubt. In addition, a number of its London-based employees do not hold British passports, although a number have applied for and received the right to continue to be employed in the United Kingdom. On July 12, 2018, Britain's Prime Minister released a "white paper" outlining the Prime Minister's government's views on the term under which Brexit should be completed. Given the lack of clarity on the ultimate post-Brexit relationship between Great Britain and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the United Kingdom. The Company is presently planning to open an office in the EU for its investment banking business as well as in the eventuality that it is needed in order to continue to conduct a securities business in the EU post-Brexit.
The anti-money laundering ("AML") rules and requirements that were created by the passage of the USA Patriot Act in the U.S. and similar laws in other countries have created significant costs of compliance and can be expected to continue to do so. The U.S. Financial Crimes Enforcement Network ("FinCEN") has heightened its review of the activities of broker-dealers. This increased focus is likely to lead to significantly higher levels of enforcement and higher fines and penalties on broker-dealers. Regulators have expanded their views of the requirements of the USA Patriot Act, as well as their views of the enforcement of the provisions of the Bank Secrecy Act and the Foreign Corrupt Practices Act with respect to the amount of diligence and on-going monitoring required by financial institutions of both their foreign and domestic clients and their activities. As a result, the Company has significantly increased its AML staffing, made additional investments in its due diligence systems, upgraded its monitoring systems and significantly revised its AML policies and procedures. In May 2016, FinCEN's proposed rule on customer due diligence ("CDD Rule") was finalized and became effective on May 11, 2018. FINRA has recently announced the expansion of AML regulations to include the collection and analysis of other types of client activity. The CDD and associated rules are significantly more intrusive on the activities of U.S.-based clients and will have the effect of increasing the costs associated with opening new accounts and creating new business relationships.
The Trump Administration has announced its intention to ease the regulatory burden on businesses. There can be no assurance that such easing will in fact take place, that it will have a favorable impact on financial service providers such as the Company, or that it will effect positively the Company's business.

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
In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their potential liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to their businesses and report the results of such measurement to senior management. The reporting requirement includes a review of risks that are based on historical events and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer must consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect customer assets. It must also conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested the processes on which it intends to rely if such stresses occur. The Company has reviewed these guidelines and has enhanced its liquidity risk management practices in light of the guidance provided in Regulatory Notice 15-33.

On January 8, 2018, FINRA released for comment Regulatory Notice 18-02 "Liquidity Reporting and Notification" which would require member firms to notify FINRA no more than 48 hours after specified events that may signal an adverse change in liquidity risk. This notice would also require members to file a new Supplemental Liquidity Schedule ("SLS") detailing the largest customer and counterparty exposures as a supplement to the FOCUS Report. On the new SLS, member firms would report information related to specified financing transactions and other sources or uses of liquidity. The information would include among other things, financing terms, collateral types and the identity of large counterparties. The comment period ended on March 8, 2018.
Other Regulatory Matters
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "SEC Order"). Pursuant to the SEC Order, Oppenheimer was ordered to, amongst other things, retain an independent consultant to review Oppenheimer's policies and procedures relating to anti-money laundering and Section 5 of the Securities Act of 1933.
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
In August 2015, Kalorama delivered a report as a result of a settlement reached by Oppenheimer with FINRA in a matter unrelated to the SEC matter discussed above (the "FINRA IC Report"). The FINRA IC Report was critical of the Company's governance practices, its management and its compliance program at the time of the review in 2015. The Company adopted and has implemented all of the recommendations made by Kalorama. The Company believes the changes made were responsive to the recommendations made by Kalorama.

On December 15, 2016, the Company's agreement with Kalorama expired by its terms, although Kalorama had not yet delivered the reports required by the SEC and as of the current date has not been renewed. In May and June 2017, Kalorama delivered five additional reports. Two of those reports were rendered in connection with the January 2015 SEC Order, while another report was rendered in connection with Oppenheimer's 2015 settlement with the SEC in connection with the SEC's Municipalities Continuing Disclosure Cooperation ("MCDC", collectively the "Required Reports") initiative and two additional reports not arising out of any regulatory order (the "Additional IC Reports"). Each of the reports has been reviewed by the Company and the Compliance Committee. The Required Reports and the Additional IC Reports repeat a number of the criticisms regarding the Company's governance practices, its management and its compliance programs and include a substantial number of recommendations, a number of which appear in the FINRA IC Report. The Company believes it has already adopted and implemented a significant number of the recommendations made in the Required Reports and the Additional IC Reports and expects that it will adopt and implement most of the remaining recommendations. However, there can be no assurances that the Company will be able to implement all of the recommendations as set forth in the Required Reports and Additional IC Reports and, to the extent the Company does not implement or provide a satisfactory alternative method of implementation, the Company may be exposed to further SEC or other regulatory enforcement action. Furthermore, implementation of the remaining recommendations included in the Required Reports and Additional IC Reports or any recommendations made in any additional reports may be costly and time consuming, may divert management's attention from operating the Company's business and may have an adverse effect on the Company. In June 2018, the SEC began an examination of the Company to review the Company's assertions with respect to its fulfillment of Kalorama's recommendations in the Required Reports. It is not presently clear when such review may be completed. The Company has incurred a significant amount of expenses in connection with the preparation of the FINRA IC Report, the Required Reports and the Additional IC Reports and may continue to incur additional expenses related thereto.
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
On February 12, 2018, the SEC Division of Enforcement announced the Share Class Selection Disclosure Initiative ("SCSD Initiative") pursuant to which investment advisers were encouraged to self-report possible securities laws violations relating to the failure to make certain disclosures concerning mutual fund share class selection. On June 11, 2018, Oppenheimer and OAM notified the Division of Enforcement that it intended to participate in the SCSD Initiative. Oppenheimer and OAM intend to file the information required by the SCSD Initiative on or around August 24, 2018.
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

The Company has sought financing from a number of sources, with limited success, in order to try to find a means for all its clients to find liquidity from their ARS holdings. It seems likely that liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 98%. There can be no assurance that the Company will be successful in finding a liquidity solution for its clients' remaining ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and "Factors Affecting 'Forward-Looking Statements'" herein.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2018, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. As of June 30, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $7.2 million from clients through 2020 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company's clients held at Oppenheimer approximately $42.3 million of ARS at June 30, 2018 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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
Business Continuity
The Company is committed to an on-going investment in its technology and communications infrastructure including extensive business continuity planning and investment. These costs are on-going and the Company believes that current and future costs will exceed historic levels due to business and regulatory requirements. The Company maintains a data center which is housed in a different location in New York City from its headquarters. The Company continues to review the adequacy of its remote data center and anticipates that, over the next few years, it may make a determination to move the center to a more remote location than where it currently resides. There is no guarantee that in the event of a significant business disruption that the Company's business continuity plans will be successful in restoring operations in a timely manner.
Cybersecurity
For many years, the Company has sought to maintain the security of its clients' data, limit access to its data processing environment, and protect its data processing facilities. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused the Company continually to review its security policies and procedures and to take additional actions to protect its network and its information.
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

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $8.9 million or $0.67 basic net income per share for the three months ended June 30, 2018 compared with a net loss attributable to Oppenheimer Holdings Inc. of $1.3 million or $0.10 basic net loss per share for the three months ended June 30, 2017. Income before income taxes from continuing operations was $12.5 million for the three months ended June 30, 2018 compared with a loss before income taxes from continuing operations of $1.6 million for the three months ended June 30, 2017. Revenue from continuing operations for the three months ended June 30, 2018 was $242.6 million compared with revenue from continuing operations of $215.9 million for the three months ended June 30, 2017, an increase of 12.4%.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2018 compared with the same period in 2017:

(Expressed in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30, 2018		June 30, 2018
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(1,002)	(1.2)	$(4,312)	(2.5)
Advisory fees	4,487	6.2	12,626	8.9
Investment banking	12,518	81.4	22,707	68.0
Bank deposit sweep income	11,133	62.8	22,304	70.0
Interest	227	1.8	1,889	8.1
Principal transactions, net	1,098	20.7	(1,549)	(14.5)
Other	(1,789)	(22.3)	(5,724)	(33.5)
Total revenue	26,672	12.4	47,941	11.2
Expenses
Compensation and related expenses	9,214	6.5	18,440	6.4
Communications and technology	(402)	(2.2)	580	1.6
Occupancy and equipment costs	(260)	(1.7)	(104)	(0.3)
Clearing and exchange fees	(136)	(2.3)	106	0.9
Interest	4,055	59.2	7,662	62.8
Other	63	0.2	(9,531)	(15.7)
Total expenses	12,534	5.8	17,153	3.9
Income (Loss) before income taxes from continuing operations	14,138	*	30,788	*
Income taxes	3,936	*	8,539	*
Net income (loss) from continuing operations	10,202	*	22,249	*

Discontinued operations
Income from discontinued operations	(89)	(100.0)	(1,065)	(100.0)
Income taxes	(36)	(100.0)	(425)	(100.0)
Net income from discontinued operations	(53)	(100.0)	(640)	(100.0)

Net income (loss)	10,149	*	21,609	*
Less net income (loss) attributable to non-controlling interest, net of tax	(25)	*	(117)	*
Net income (loss) attributable to Oppenheimer Holdings Inc.	$10,174	*	$21,726	*

*	Percentage not meaningful.

Second Quarter 2018
Revenue
Commission revenue was $82.9 million for the three months ended June 30, 2018, a decrease of 1.2% compared with $83.9 million for the three months ended June 30, 2017 due to lower transaction-based revenue in both the retail and institutional equities businesses during the three months ended June 30, 2018.
Advisory fees were $77.3 million for the three months ended June 30, 2018, an increase of 6.2% compared with $72.8 million for the three months ended June 30, 2017 due to a higher level of AUM.
Investment banking revenue increased 81.4% to $27.9 million for the three months ended June 30, 2018 compared with $15.4 million for the three months ended June 30, 2017 due to higher equity underwriting fees as well as higher merger and acquisition advisory fees during the three months ended June 30, 2018.
Bank deposit sweep income was $28.9 million for the three months ended June 30, 2018, an increase of 62.8% compared with $17.7 million for the three months ended June 30, 2017 due to higher short-term interest rates during the three months ended June 30, 2018.
Interest revenue was $13.1 million for the three months ended June 30, 2018, an increase of 1.8% compared with $12.8 million for the three months ended June 30, 2017 due primarily to an increase in interest revenue on margin extended to customers offset by a decrease in interest earned on U.S. Government and Agency securities during the three months ended June 30, 2018.
Principal transactions revenue increased 20.7% to $6.4 million for the three months ended June 30, 2018 compared with $5.3 million for the three months ended June 30, 2017 due to higher levels of volatility in fixed income markets driving somewhat higher trading income. The Company continues to maintain a low level of risk-based assets moderating the impact of period-to-period price volatility.
Other revenue was $6.2 million for the three months ended June 30, 2018, a decrease of 22.3% compared to $8.0 million for the three months ended June 30, 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $151.9 million during the three months ended June 30, 2018, an increase of 6.5% compared with the three months ended June 30, 2017. Higher salary, production-related, incentive, and share-based compensation expenses were partially offset by lower deferred compensation and healthcare costs during the three months ended June 30, 2018. Compensation and related expenses as a percentage of revenue was 62.6% during the three months ended June 30, 2018 compared with 66.1% during the three months ended June 30, 2017.
Non-compensation expenses were $78.2 million during the three months ended June 30, 2018, an increase of 4.4% compared with $74.9 million during the three months ended June 30, 2017 primarily due to higher legal and regulatory and interest costs partially offset by lower communications and technology and occupancy and equipment costs during the three months ended June 30, 2018.
The effective income tax rate from continuing operations for the three months ended June 30, 2018 was 29.3% (tax expense) compared with 16.7% (tax benefit) for the three months ended June 30, 2017 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The estimated effective tax rate for the three months ended June 30, 2018 is due to the Federal tax rate of 21% (versus 35%) as a result of the passage of the TCJA in December 2017 offset by foreign income inclusion and larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA.

Year-to-date 2018
Revenue
Commission revenue was $166.3 million for the six months ended June 30, 2018, a decrease of 2.5% compared with $170.6 million for the six months ended June 30, 2017 due to lower transaction-based revenue in both the retail and institutional businesses during the six months ended June 30, 2018.
Advisory fees were $154.8 million for the six months ended June 30, 2018, an increase of 8.9% compared with $142.2 million for the six months ended June 30, 2017 due to a higher level of AUM.
Investment banking revenue increased 68.0% to $56.1 million for the six months ended June 30, 2018 compared with $33.4 million for the six months ended June 30, 2017 due to higher equity underwriting fees as well as higher merger and acquisition advisory fees during the six months ended June 30, 2018.
Bank deposit sweep income was $54.2 million for the six months ended June 30, 2018, an increase of 70.0% compared with $31.8 million for the six months ended June 30, 2017 due to higher short-term interest rates during the six months ended June 30, 2018.
Interest revenue was $25.3 million for the six months ended June 30, 2018, an increase of 8.1% compared with $23.4 million for the six months ended June 30, 2017 due primarily to an increase in interest revenue on margin extended to customers offset by a decrease in interest earned on U.S. Government and Agency securities during the six months ended June 30, 2018.
Principal transactions revenue decreased 14.5% to $9.1 million for the six months ended June 30, 2018 compared with $10.7 million for the six months ended June 30, 2017 due to lower trading income from corporate and municipal bonds and decreases in the value of firm investments offset by higher trading income from U.S. Government and equity securities during the six months ended June 30, 2018.
Other revenue was $11.3 million for the six months ended June 30, 2018, a decrease of 33.5% compared to $17.1 million for the six months ended June 30, 2017 due primarily to changes in the cash surrender value of Company-owned life insurance during the six months ended June 30, 2018.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $305.0 million during the six months ended June 30, 2018, an increase of 6.4% compared with the six months ended June 30, 2017. Higher production-related, incentive, and share-based compensation expenses were partially offset by lower deferred compensation costs during the six months ended June 30, 2018. Compensation and related expenses as a percentage of revenue was 63.9% during the six months ended June 30, 2018 compared with 66.8% during the six months ended June 30, 2017.
Non-compensation expenses were $150.0 million during the six months ended June 30, 2018, a decrease of 0.9% compared with $151.3 million during the six months ended June 30, 2017 primarily due to a charge related to a value-added tax assessment levied by the Israel VAT Authority in the six months ended June 30, 2017 as well as lower portfolio manager expenses partially offset by higher legal and regulatory and higher interest costs during the six months ended June 30, 2018.

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the three and six months ended June 30, 2018 and 2017:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Revenue
Private Client	$156,553	$140,252	11.6	$310,647	$277,641	11.9
Asset Management	17,706	19,304	(8.3)	35,350	37,970	(6.9)
Capital Markets	68,206	53,707	27.0	129,735	109,610	18.4
Corporate/Other	91	2,621	(96.5)	1,354	3,924	(65.5)
Total	$242,556	$215,884	12.4	$477,086	$429,145	11.2
Income (Loss) before income taxes
Private Client	$33,513	$28,051	19.5	$73,675	$56,813	29.7
Asset Management	3,958	4,081	(3.0)	7,676	7,792	(1.5)
Capital Markets	(199)	(10,982)	(98.2)	(6,256)	(23,596)	(73.5)
Corporate/Other	(24,771)	(22,787)	8.7	(52,969)	(49,671)	6.6
Total	$12,501	$(1,637)	*	$22,126	$(8,662)	*
*    Percentage not meaningful.
Private Client
Private Client reported revenue of $156.6 million for the second quarter of 2018, 11.6% higher than the second quarter of 2017 due to increased advisory fee revenue from higher AUM, higher fees earned on client deposits in the FDIC-insured bank deposit program, and higher margin interest revenue during the second quarter of 2018. Income before income taxes was $33.5 million for the second quarter of 2018, an increase of 19.5% compared with the second quarter of 2017 due to the increases in revenue referred to above during the second quarter of 2018.

•	Client assets under administration were $85.8 billion at June 30, 2018 compared with $86.9 billion at December 31, 2017, a decrease of 1.3%.

•
Financial adviser headcount was 1,083 at the end of the second quarter of 2018 (1,082 at the end of the first quarter of 2018), down from 1,132 at the end of the second quarter of 2017. The decline in financial adviser headcount since the second quarter of 2017 has resulted from the Company's attention to adviser productivity. The decline in headcount also has been impacted by retirements and normal attrition.

•
Retail commissions were $49.5 million for the second quarter of 2018, a decrease of 2.4% from the second quarter of 2017 due to reduced transaction volumes from retail investors during the second quarter of 2018.

•
Advisory fee revenue on traditional and alternative managed products was $59.8 million for the second quarter of 2018, an increase of 11.2% from the second quarter of 2017 (see Asset Management below for further information). The increase in advisory fees was due to the increase in the value of AUM.

•
Bank deposit sweep income was $28.9 million for the second quarter of 2018, an increase of 62.8% compared with $17.7 million for the second quarter of 2017 due to higher short-term interest rates during the second quarter of 2018.

Asset Management
Asset Management reported revenue of $17.7 million for the second quarter of 2018, 8.3% lower than the second quarter of 2017 due to a change in the method of reporting management fees earned through an investment adviser of alternative investments during the first quarter of 2018. Income before income taxes was $4.0 million for the second quarter of 2018, a decrease of 3.0% compared with the second quarter of 2017.

•
Advisory fee revenue on traditional and alternative managed products was $17.5 million for the second quarter of 2018, a decrease of 7.4% from the second quarter of 2017. Advisory fees are calculated based on the value of AUM at the end of the prior quarter which totaled $28.2 billion at March 31, 2018 ($25.8 billion at March 31, 2017) and are allocated to the Private Client and Asset Management business segments.

•
AUM increased 10.0% to $28.7 billion at June 30, 2018 compared with $26.1 billion at June 30, 2017. AUM at June 30, 2018 is the basis for advisory fee billings for the third quarter of 2018. The increase in AUM was comprised of asset appreciation of $1.7 billion and net contributions of assets of $0.9 billion.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2018:

(Expressed in millions)
	For the three months ended June 30, 2018
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$24,145	$1,287	$(1,238)	$506	$24,700
Institutional Fixed Income (2)	697	7	(21)	1	684
Alternative Investments:
Hedge funds (3)	2,622	95	(17)	(77)	2,623
Private Equity Funds (4)	186	—	—	(10)	176
Portfolio Enhancement Program (5)	525	—	(25)	—	500
	$28,175	$1,389	$(1,301)	$420	$28,683

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

Capital Markets
Capital Markets reported revenue of $68.2 million for the second quarter of 2018, 27.0% higher than the second quarter of 2017 primarily due to higher equities underwriting and merger and acquisition advisory fees partially offset by lower institutional equities commissions during the second quarter of 2018. Loss before income taxes was $199,000 for the second quarter of 2018, compared with a loss before income taxes of $11.0 million for the second quarter of 2017 primarily due to the increases in revenue referred to above during the second quarter of 2018.

•
Institutional equities commissions decreased 2.9% to $23.2 million for the second quarter of 2018 compared with the second quarter of 2017 reflecting lower client trading activity in the second quarter of 2018.

•
Advisory fees from investment banking activities increased 40.4% to $8.0 million in the second quarter of 2018 compared with the second quarter of 2017 due to higher fees earned on completed merger and acquisition transactions during the second quarter of 2018.

•
Equity underwriting fees increased 176.4% to $15.2 million for the second quarter of 2018 compared with the second quarter of 2017 due to the Company's increased focus on equity issuances as well as a robust market for equity underwritings during the second quarter of 2018.

•
Revenue from Taxable Fixed Income increased 20.5% to $15.3 million for the second quarter of 2018 compared with the second quarter of 2017 due to higher government and corporate trading income as well as higher institutional fixed income commissions during the second quarter of 2018.

•
Public Finance and Municipal Trading revenue increased 7.5% to $5.7 million for the second quarter of 2018 compared with the second quarter of 2017 due to higher municipal capital markets fees and commissions offset by lower municipal trading income during the second quarter of 2018.

Liquidity and Capital Resources
At June 30, 2018, total assets increased by 3.4% from December 31, 2017. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company has met its longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2018, the Company had $107.5 million of such borrowings outstanding compared to outstanding borrowings of $118.3 million at December 31, 2017. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict the Company's ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $3.9 million and $387,000, respectively, at June 30, 2018. In December 2017, Oppenheimer Europe Ltd. received approval from the FCA for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm, effective in January 2018. In December 2017, the Company contributed additional capital of $7.0 million to Oppenheimer Europe Ltd. in order to facilitate this new permissioning. See note 13 to the condensed consolidated financial statements in Item 1 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries is estimated at $2.9 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through June 30, 2018 were those earnings to be repatriated. The Company has continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. With the passage of the TCJA, the Company will review its historical treatment of these earnings to determine whether its historical practice will continue or whether a change is warranted.

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
Refinancing
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. The Parent used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 9 to the condensed consolidated financial statements in Item 1 for further discussion.
On June 15, 2017, S&P upgraded the Company's 'B' Corporate Family rating and 'B' rating on the Notes to 'B+' with a stable outlook. On June 13, 2018, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. The Company advanced $3.3 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2018 ($5.8 million for the three months ended June 30, 2017) as upfront or backend inducements to continue employment. The amount of funds allocated to such inducements will vary with hiring activity.
The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are collateralized by firm and customer securities.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At June 30, 2018, bank call loans were $107.5 million ($118.3 million at December 31, 2017 and $230.4 million at June 30, 2017). The average daily bank loan outstanding for the three and six months ended June 30, 2018 was $86.1 million and $91.2 million, respectively ($169.3 million and $155.2 million for the three and six months ended June 30, 2017, respectively). The largest daily bank loan outstanding for both the three and six months ended June 30, 2018 was $516.5 million ($247.6 million for the three and six months ended June 30, 2017). The average weighted interest rate on bank call loans applicable on June 30, 2018 was 2.94%.
At June 30, 2018, securities loan balances totaled $199.6 million ($180.3 million at December 31, 2017 and $141.7 million at June 30, 2017). The average daily securities loan balance for the three and six months ended June 30, 2018 was $222.5 million and $207.9 million, respectively ($163.7 million and $159.2 million for the three and six months ended June 30, 2017, respectively). The largest daily stock loan balance for both the three and six months ended June 30, 2018 was $274.6 million ($189.5 million for the three and six months ended June 30, 2017).

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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At June 30, 2018, the gross balances of reverse repurchase agreements and repurchase agreements were $101.7 million and $694.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2018 was $137.9 million and $734.4 million, respectively ($307.5 million and $780.4 million, respectively, for the three months ended June 30, 2017). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2018 was $394.8 million and $1.1 billion, respectively ($488.6 million and $1.0 billion, respectively, for the three months ended June 30, 2017).
At June 30, 2018, the gross leverage ratio was 4.7.
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
Funding Risk

(Expressed in thousands)
	For the six months ended June 30,
	2018	2017
Cash provided by (used in) operating activities	$11,311	$(70,385)
Cash used in investing activities	(4,347)	(881)
Cash (used in) provided by financing activities	(16,157)	122,935
Net (decrease) increase in cash and cash equivalents	$(9,193)	$51,669
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

Other Matters
On July 27, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on August 24, 2018 to stockholders of record on August 10, 2018.
The book value of the Company's Class A and Class B Stock was $40.61 at June 30, 2018 compared to $39.55 at December 31, 2017, based on total outstanding shares of 13,256,018 and 13,238,868, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended June 30, 2018 was 14,050,573 compared to 13,260,855 outstanding for the same period in 2017.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of June 30, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of June 30, 2018, the Company purchased and holds (net of redemptions) approximately $92.3 million in ARS from its clients. In addition, the Company is committed to purchase another $7.2 million in ARS from clients through 2020 under legal settlements and awards.
The Company's purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors (as defined), to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. The financial review is based on the Company's operating results, regulatory net capital, liquidity, and other ARS purchase commitments outstanding under legal settlements and awards (described below). There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company first meets with its primary regulator, FINRA, and then with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer. Various offer scenarios are discussed in terms of which Eligible Investors should receive a Purchase Offer. The primary criteria to date in terms of determining which Eligible Investors should receive a Purchase Offer has been the amount of household account equity each Eligible Investor had with the Company in February 2008. Once various Purchase Offer scenarios have been discussed, the regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of the settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At June 30, 2018, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At June 30, 2018, the amount of ARS held by the Company that was below investment grade was $25,000 and the amount of ARS that was unrated was $nil.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at June 30, 2018
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities Owned (1)	$92,300	$2,077	$90,223
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	5,000	141	4,859
Legal Settlements and Awards (5)	7,162	81	7,081
Total	$104,462	$2,299	$102,163

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet at June 30, 2018. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet at June 30, 2018.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at June 30, 2018.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at June 30, 2018. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $21.2 million of ARS as of June 30, 2018.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $2.3 million as of June 30, 2018. The valuation adjustment is comprised of $2.1 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of June 30, 2018 and $222,000 which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under the settlements with the Regulators and legal settlements and awards. As of June 30, 2018, the Company had $5.0 million in outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $21.2 million of ARS as of June 30, 2018. Since the Company was not committed to purchase this amount as of June 30, 2018, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
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
Contractual Obligations
The following table sets forth the Company's contractual obligations as of June 30, 2018:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations	$232,253	$44,115	$65,196	$48,641	$74,301
Committed Capital	1,400	1,400	—	—	—
Senior Secured Notes (1)(2)	254,038	6,750	27,000	220,288	—
ARS Purchase Commitments (3)	7,162	97	7,065	—	—
Total	$494,853	$52,362	$99,261	$268,929	$74,301

(1)	See note 9 to the condensed consolidated financial statements in Item 1 for additional information.

(2)	Includes interest payable of $54.0 million through maturity.

(3)	See note 12 to the condensed consolidated financial statements in Item 1 for additional information.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to remain within the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN, FINRA and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) enforcement of the DOL fiduciary rules and regulations and the adoption and implementation of the SEC's proposed "Regulation Best Interest" and other regulations in recent years, (xii) the effectiveness of the Company's efforts to reduce costs and manage compensation expense, (xiii) war, international police actions, terrorist acts and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crises in foreign countries, (xiv) the Company's ability to achieve its business plan, (xv) corporate governance issues, (xvi) the consolidation of the banking and financial services industry, (xvii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xviii) credit, operational, legal and regulatory risks, (xix) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain's June 23, 2016 referendum to exit the EU ("Brexit"), (xx) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxi) potential cybersecurity threats, (xxii) the effect of technological innovation on the financial services industry and business, (xxiii) risks related to the changes by S&P Global Ratings ("S&P") or Moody's Investor Service, Inc. ("Moody's") of its rating on the Company and on the Company's long-term debt, (xxiv) risks related to elections results, Congressional gridlock, government shutdowns and investigations, changes in or uncertainty surrounding regulations and threats of default by the federal government, (xxv) risks relate to trade wars, and (xxvi) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2018, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $30.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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
Pursuant to the terms of the Order and AOD, the Company commenced and closed seventeen offers to purchase ARS from customer accounts when the Company's latest offer to purchase expired on February 12, 2018. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of June 30, 2018, the Company had purchased and holds (net of redemptions) $92.3 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
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
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of June 30, 2018, Oppenheimer had extended margin loans to four holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through March 31, 2018 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2017, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

As of June 30, 2018, there were no pending ARS-related cases against Oppenheimer. As of June 30, 2018, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"). On July 27, 2011, the Court of Appeals denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full, and judgment was entered in Oppenheimer's favor and the court dismissed the case. On January 24, 2017, the Trustee appealed the summary judgment order to the U.S.N.D. GA. On February 12, 2018, the U.S.N.D. GA issued an order (the "District Court Order") reversing the Bankruptcy Court's summary judgment order and remanding the proceedings to the Bankruptcy Court. In March 2018, Oppenheimer moved to certify the District Court Order for interlocutory appeal. The Trustee opposed the motion for interlocutory appeal. On June 28, 2018, the Eleventh Circuit dismissed the direct appeal. Oppenheimer's motion for interlocutory appeal before the U.S.N.D. GA is pending. If the U.S.N.D. GA grants the motion for interlocutory appeal, the Eleventh Circuit must also approve the appeal. If the U.S.N.D. GA or the Eleventh Circuit does not permit the interlocutory appeal to go forward, then the U.S.N.D. GA will set a date for trial to commence. Oppenheimer believes it has meritorious defenses and expects to defend the claims vigorously.
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
On March 15, 2013, the Company filed in the Supreme Court of the State of New York, County of New York (the "New York Court"), a breach of contract action against Canadian Imperial Bank of Commerce ("CIBC") in connection with the Company's acquisition of CIBC's U.S. capital markets businesses for an amount of damages to be proven at trial. On January 31, 2014, the Company filed an amended complaint. On March 13, 2014, CIBC filed a motion to dismiss portions of the Company's amended complaint. In October 2014, the New York Court granted in part and denied in part the motion to dismiss and the parties proceeded to discovery. On November 3, 2017, CIBC filed a motion for summary judgment. On July 3, 2018, the New York Court granted CIBC's motion for summary judgment dismissing the Company's claim.
In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division ("Trial Court") where it remains), in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company of Delaware Inc., Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. The plaintiffs' pleading has been dismissed multiple times pursuant to defendants' motions to dismiss. Plaintiffs have filed their sixth amended complaint. Plaintiffs allege that defendants failed properly to communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs seek damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On November 21, 2016, the plaintiffs filed a motion for Leave to Seek Punitive Damages against the defendants. On March 24, 2017, the Trial Court granted the plaintiffs' motion. On February 12, 2018, the Trial Court entered an order setting June 25, 2018 as the date for the trial to commence. On April 17, 2018, the parties filed a Joint Motion to Specially Set Trial Date, requesting that the Trial Court continue the previously set trial date. On April 18, 2018, the Trial Court entered the Agreed Order Granting Joint Motion to Specially Set Trial Date and, on April 20, 2018, the Trial Court entered its Jury Trial Order, setting forth a new pre-trial schedule and providing for the trial to commence on February 4, 2019. Defendants believe they have meritorious defenses and intend to defend themselves vigorously.

In August 2016, Claimant James Batsmasian ("Claimant") filed a FINRA arbitration claim against Oppenheimer seeking damages in the amount of $6.75 million, plus punitive damages in the amount of $500,000 and interest, and asserting a variety of claims, including claims for fraud, gross negligence, negligent misrepresentation, breach of contract and failure to supervise, in connection with his alleged purchase of securities in OneScreen, Inc. in 2013 and Adaptive Medias, Inc. in 2014 and 2015, which purchases were not made through claimant's account at Oppenheimer. Although Claimant did not purchase these securities in his Oppenheimer account, he alleges that he was induced to purchase these securities as a result of misrepresentations made by one or more former Oppenheimer employees. Oppenheimer has filed an answer denying the claims, as well as a third-party claim against a former Oppenheimer employee. The arbitration hearing was scheduled to commence in July 2018. On July 9, 2018, Oppenheimer and Claimant agreed to settle the claim by Oppenheimer paying $2 million in exchange for a general release and a dismissal of the arbitration claim.
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

Item 1A. RISK FACTORS
During the six months ended June 30, 2018, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the second quarter of 2018, the Company issued 15,250 shares of Class A Stock pursuant to the Company's share-based compensation plans to certain employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of July, 2018.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)