Form 10-Q
period 2018-09-30
OPPENHEIMER HOLDINGS INC
filed 2018-10-26
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 26, 2018 was 13,177,931 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$37,531	$48,154
Deposits with clearing organizations	53,956	42,222
Receivable from brokers, dealers and clearing organizations	205,031	187,115
Receivable from customers, net of allowance for credit losses of $859 ($769 in 2017)	797,751	848,226
Income tax receivable	3,495	2,939
Securities purchased under agreements to resell, at fair value	1,502	658
Securities owned, including amounts pledged of $738,835 ($655,683 in 2017), at fair value	895,251	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,334 and $7,126, respectively ($24,705 and $7,975, respectively, in 2017)	43,278	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $87,165 ($82,826 in 2017)	28,842	27,187
Intangible assets	32,100	31,700
Goodwill	137,889	137,889
Other assets	119,659	145,310
Total assets	$2,356,285	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$29,242	$42,412
Bank call loans	3,000	118,300
Payable to brokers, dealers and clearing organizations	219,443	211,483
Payable to customers	351,750	385,907
Securities sold under agreements to repurchase	606,010	586,478
Securities sold but not yet purchased, at fair value	143,746	94,486
Accrued compensation	151,658	173,116
Accounts payable and other liabilities	95,820	92,495
Senior secured notes, net of debt issuance costs of $969 ($1,163 in 2017)	199,031	198,837
Deferred tax liabilities, net of deferred tax assets of $46,827 ($47,597 in 2017)	12,708	11,092
Total liabilities	1,812,408	1,914,606
Commitments and contingencies (note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 13,177,931 and 13,139,203 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	59,153	58,359
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017	133	133
	59,286	58,492
Contributed capital	40,362	36,546
Retained earnings	443,188	426,930
Accumulated other comprehensive income	702	1,582
Total Oppenheimer Holdings Inc. stockholders' equity	543,538	523,550
Non-controlling interest	339	361
Total stockholders' equity	543,877	523,911
Total liabilities and stockholders' equity	$2,356,285	$2,438,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2018	2017	2018	2017
REVENUE
Commissions	$79,678	$77,635	$245,935	$248,204
Advisory fees	78,154	74,329	232,972	216,521
Investment banking	28,328	23,940	84,442	57,347
Bank deposit sweep income	30,053	21,146	84,203	52,992
Interest	13,403	12,952	38,686	36,346
Principal transactions, net	(16)	5,135	9,110	15,810
Other	8,214	11,083	19,552	28,145
Total revenue	237,814	226,220	714,900	655,365
EXPENSES
Compensation and related expenses	152,846	142,090	457,821	428,625
Communications and technology	18,602	17,781	55,287	53,886
Occupancy and equipment costs	15,106	15,288	45,435	45,721
Clearing and exchange fees	5,378	5,622	17,254	17,392
Interest	12,915	6,500	32,787	18,710
Other	25,823	27,111	77,046	87,865
Total expenses	230,670	214,392	685,630	652,199
Income before income taxes from continuing operations	7,144	11,828	29,270	3,166
Income taxes	2,083	4,425	8,661	2,464
Net income from continuing operations	5,061	7,403	20,609	702

Discontinued operations
Income from discontinued operations	—	769	—	1,834
Income taxes	—	308	—	733
Net income from discontinued operations	—	461	—	1,101

Net income	5,061	7,864	20,609	1,803
Less net income (loss) attributable to non-controlling interest, net of tax	(10)	75	(22)	180
Net income attributable to Oppenheimer Holdings Inc.	$5,071	$7,789	$20,631	$1,623

Basic net income per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.38	$0.56	$1.56	$0.05
Discontinued operations	—	0.03	—	0.07
Net income per share	$0.38	$0.59	$1.56	$0.12

Diluted net income per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.36	$0.54	$1.47	$0.05
Discontinued operations	—	0.03	—	0.07
Net income per share	$0.36	$0.57	$1.47	$0.12

Weighted average shares
Basic	13,269,024	13,213,139	13,252,596	13,290,399
Diluted	14,140,263	13,763,516	14,043,326	13,790,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2018	2017	2018	2017
Net income	$5,061	$7,864	$20,609	$1,803
Other comprehensive income (loss), net of tax (1)
Currency translation adjustment	99	(251)	(880)	1,953
Comprehensive income	5,160	7,613	19,729	3,756
Net income (loss) attributable to non-controlling interest, net of tax	(10)	75	(22)	180
Comprehensive income attributable to Oppenheimer Holdings Inc.	$5,170	$7,538	$19,751	$3,576

(1)	No other comprehensive income (loss) is attributable to non-controlling interests.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2018	2017
Share capital
Balance at beginning of period	$58,492	$59,361
Issuance of Class A non-voting common stock	794	4,225
Repurchase of Class A non-voting common stock for cancellation	—	(7,464)
Balance at end of period	59,286	56,122
Contributed capital
Balance at beginning of period	36,546	41,765
Share-based expense	4,647	4,112
Vested employee share plan awards	(831)	(6,457)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	425
Balance at end of period	40,362	39,845
Retained earnings
Balance at beginning of period	426,930	410,258
Net income attributable to Oppenheimer Holdings Inc.	20,631	1,623
Dividends paid ($0.33 per share)	(4,373)	(4,394)
Dividends received from non-controlling interest	—	6
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	(314)
Balance at end of period	443,188	407,179
Accumulated other comprehensive income (loss)
Balance at beginning of period	1,582	(681)
Currency translation adjustment	(880)	1,953
Balance at end of period	702	1,272
Total Oppenheimer Holdings Inc. stockholders' equity	543,538	504,418
Non-controlling interest
Balance at beginning of period	361	2,631
Net income (loss) attributable to non-controlling interest, net of tax	(22)	180
Dividends paid to non-controlling interest	—	(2,448)
Dividends paid to parent	—	(6)
Balance at end of period	339	357
Total stockholders' equity	$543,877	$504,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2018	2017
Cash flows from operating activities
Net income	$20,609	$1,803
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	4,999	4,185
Deferred income taxes	1,616	4,240
Amortization of notes receivable	9,480	8,658
Amortization of debt issuance costs	194	287
Write-off of debt issuance costs	—	430
Provision for (reversal of) credit losses	90	(12)
Share-based compensation	11,088	3,517
Decrease (increase) in operating assets:
Deposits with clearing organizations	(11,734)	(6,016)
Receivable from brokers, dealers and clearing organizations	(17,916)	(33,957)
Receivable from customers	50,385	71,796
Income tax receivable	(556)	755
Securities purchased under agreements to resell	(844)	24,006
Securities owned	31,346	(330,355)
Notes receivable	(12,238)	(16,800)
Other assets	24,487	(9,585)
Increase (decrease) in operating liabilities:
Drafts payable	(13,170)	(12,748)
Payable to brokers, dealers and clearing organizations	7,960	26,090
Payable to customers	(34,157)	(53,431)
Securities sold under agreements to repurchase	19,532	20,566
Securities sold but not yet purchased	49,260	281,531
Accrued compensation	(27,899)	(14,238)
Accounts payable and other liabilities	5,747	(5,108)
Cash provided by (used in) operating activities	118,279	(34,386)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(6,654)	(3,506)
Purchase of intangible assets	(400)	—
Proceeds from the settlement of Company-owned life insurance	284	1,194
Cash used in investing activities	(6,770)	(2,312)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,373)	(4,394)
Cash dividends paid to non-controlling interest	—	(2,448)
Issuance of Class A non-voting common stock	70	—
Repurchase of Class A non-voting common stock for cancellation	—	(7,464)
Payments for employee taxes withheld related to vested share-based awards	(2,529)	(2,232)
Issuance of senior secured notes	—	200,000
Redemption of senior secured notes	—	(150,000)
Debt issuance costs	—	(1,183)
Decrease in bank call loans, net	(115,300)	(15,700)
Cash (used in) provided by financing activities	(122,132)	16,579
Net decrease in cash and cash equivalents	(10,623)	(20,119)
Cash and cash equivalents, beginning of period	48,154	64,913
Cash and cash equivalents, end of period	$37,531	$44,794
Schedule of non-cash financing activities
Employee share plan issuance	$724	$4,225
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$36,500	$17,711
Cash paid during the period for income taxes, net	$7,757	$2,354
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
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Form 10-K"). The accompanying December 31, 2017 condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the nine month period ended September 30, 2018 are not necessarily indicative of the results to be expected for any future interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.
Accounting standards require the Company to present non-controlling interests as a separate component of stockholders' equity on the Company's condensed consolidated balance sheet. As of September 30, 2018, the Company owned 83.68% of OMHHF and the non-controlling interest recorded on the condensed consolidated balance sheet was $339,000.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

2.    New accounting pronouncements
Recently Issued
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires the recognition of a right-of use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The ASU is effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this ASU which it expects will have a significant impact on its condensed consolidated financial statements. Since the Company has operating leases in over 100 locations, equipment leases and embedded leases, the Company expects to recognize a significant right-of use asset and lease liability on its condensed consolidated balance sheet upon adoption of this ASU. As of September 30, 2018, the Company estimates that it will record right-of-use assets between $170.0 million to $190.0 million and lease liabilities within the same range on the condensed consolidated balance sheet upon the adoption of this standard, which predominately relate to real estate leases. The Company has elected the modified retrospective method and will include any cumulative-effect adjustment as of the date of adoption.
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

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. The ASU improves the transparency and understandability of information conveyed to financial statement users by better aligning companies' hedging relationships to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of the hedging program. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, of the ASU on the Company; the adoption of the ASU is not currently expected to have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement," which modifies the disclosure requirements related to fair value measurement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, of the ASU on the Company's disclosure.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

3.    Revenues from contracts with customers

In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers." The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2018.
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
Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the condensed consolidated statement of income.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2018:

(Expressed in thousands)	For the Three Months Ended September 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$36,553	$—	$31,807	$10	$68,370
Mutual fund income	11,059	240	4	5	11,308
Advisory fees	60,516	17,627	3	8	78,154
Investment banking - capital markets	2,733	—	15,806	—	18,539
Investment banking - advisory	—	—	9,789	—	9,789
Bank deposit sweep income	30,053	—	—	—	30,053
Other	3,654	3	318	40	4,015
Total revenues from contracts with customers	144,568	17,870	57,727	63	220,228
Other sources of revenue:
Interest	9,469	—	3,678	256	13,403
Principal transactions, net	675	—	6,423	(7,114)	(16)
Other	3,371	—	302	526	4,199
Total other sources of revenue	13,515	—	10,403	(6,332)	17,586
Total revenue	$158,083	$17,870	$68,130	$(6,269)	$237,814

(Expressed in thousands)	For the Nine Months Ended September 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$115,924	$—	$96,826	$87	$212,837
Mutual fund income	32,327	745	11	15	33,098
Advisory fees	180,426	52,465	57	24	232,972
Investment banking - capital markets	10,572	—	46,398	—	56,970
Investment banking - advisory	—	—	27,472	—	27,472
Bank deposit sweep income	84,203	—	—	—	84,203
Other	11,359	9	750	(6)	12,112
Total revenues from contracts with customers	434,811	53,219	171,514	120	659,664
Other sources of revenue:
Interest	27,820	1	10,146	719	38,686
Principal transactions, net	807	—	15,804	(7,501)	9,110
Other	5,292	—	401	1,747	7,440
Total other sources of revenue	33,919	1	26,351	(5,035)	55,236
Total revenue	$468,730	$53,220	$197,865	$(4,915)	$714,900

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
The Company had receivables related to revenue from contracts with customers of $23.7 million and $18.6 million at September 30, 2018 and January 1, 2018, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2018.
Deferred revenue relates to IRA fees received annually in advance on customer's IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.2 million and $nil at September 30, 2018 and January 1, 2018, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at September 30, 2018	Opening Balance at January 1, 2018
Contract assets (receivables):
Commission (1)	$2,867	$2,007
Mutual fund income (2)	7,364	7,779
Advisory fees (3)	681	1,460
Bank deposit sweep income (4)	3,849	3,459
Investment banking fees (5)	5,601	3,926
Other	3,290	—
Total contract assets	$23,652	$18,631
Deferred revenue (payables):
Investment banking fees	$407	$—
IRA fees	762	—
Total deferred revenue	$1,169	$—

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fee earned but not yet received.

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of September 30, 2018, the contract costs were $1.5 million. There were no significant charges recognized in relation to these costs for the nine months ended September 30, 2018.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average number of shares outstanding	13,269,024	13,213,139	13,252,596	13,290,399
Net dilutive effect of share-based awards, treasury method (1)	871,239	550,377	790,730	499,737
Diluted weighted average number of shares outstanding	14,140,263	13,763,516	14,043,326	13,790,136

Net income from continuing operations	$5,061	$7,403	$20,609	$702
Net income from discontinued operations	—	461	—	1,101
Net income	5,061	7,864	20,609	1,803
Less net income (loss) attributable to non-controlling interest, net of tax	(10)	75	(22)	180
Net income attributable to Oppenheimer Holdings Inc.	$5,071	$7,789	$20,631	$1,623

Basic net income per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.38	$0.56	$1.56	$0.05
Discontinued operations (2)	—	0.03	—	0.07
Net income per share	$0.38	$0.59	$1.56	$0.12

Diluted net income per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.36	$0.54	$1.47	$0.05
Discontinued operations (2)	—	0.03	—	0.07
Net income per share	$0.36	$0.57	$1.47	$0.12

(1)
For both the three and nine months ended September 30, 2018, the diluted net income per share computation does not include the anti-dilutive effect of 4,050 shares of Class A Stock granted under share-based compensation arrangements (15,450 shares for both the three and nine months ended September 30, 2017).

(2)	Represents net income from discontinued operations less net income attributable to non-controlling interest, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2018	December 31, 2017
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$114,795	$132,368
Receivable from brokers	31,396	19,298
Securities failed to deliver	23,390	9,442
Clearing organizations	29,026	24,361
Other	6,424	1,646
Total	$205,031	$187,115
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$197,332	$180,270
Payable to brokers	2,004	1,567
Securities failed to receive	18,102	17,559
Other	2,005	12,087
Total	$219,443	$211,483

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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client-related legal settlements and awards to purchase ARS, as of September 30, 2018, the Company purchased and holds (net of redemptions) approximately $40.8 million in ARS from its clients. In addition, the Company is committed to purchase another $7.2 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of September 30, 2018
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$21,500	$406	$21,094	Discounted Cash Flow	Discount Rate (2)	3.14% to 4.28%	4.26%
					Duration	2.5 Years	2.5 Years
					Current Yield (3)	2.38% to 3.46%	3.45%

Auction Rate Preferred Securities	18,950	2,697	16,253	Tender Offer (4)	N/A	N/A	N/A

Municipal Auction Rate Securities	75	—	75	Par	N/A	N/A	N/A

Student Loan Auction Rate Securities	275	14	261	Discounted Cash Flow	Discount Rate (5)	4.17%	4.17%
					Duration	5.5 Years	5.5 Years
					Current Yield (3)	3.09%	3.09%
	$40,800	$3,117	$37,683
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	$49	$1	$48	Discounted Cash Flow	Discount Rate (2)	3.14% to 4.28%	4.26%
					Duration	2.5 Years	2.5 Years
					Current Yield (3)	2.38% to 3.46%	3.45%

Auction Rate Preferred Securities	7,184	1,078	6,106	Tender Offer (4)	N/A	N/A	N/A
	$7,233	$1,079	$6,154
Total	$48,033	$4,196	$43,837

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet as of September 30, 2018. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet as of September 30, 2018.

(2)	Derived by applying a multiple to a spread between 110% to 150% to the U.S. Treasury rate of 2.85%.

(3)	Based on current yields for ARS positions owned.

(4)	Residual ARS amounts owned and ARS commitments to purchase that were subject to tender offers were priced at the tender offer price. Included in Level 2 of the fair value hierarchy.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.97%.

(6)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the condensed consolidated balance sheet as of September 30, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at September 30, 2018 would result in a decrease in the fair value of $126,000 (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at September 30, 2018 would result in a decrease in the fair value of $251,000 (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, ARS are primarily categorized in Level 3 of the fair value hierarchy. As of September 30, 2018, the Company had a valuation adjustment (unrealized loss) of $3.1 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of September 30, 2018, the Company also had a valuation adjustment of $1.1 million on ARS purchase commitments from legal settlements and awards which is included in accounts payable and other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $4.2 million as of September 30, 2018. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
During the three months ended September 30, 2018, the Company participated in tender offers by issuers of ARS which resulted in recognized losses totaling $8.1 million. The recognized losses are comprised of realized losses of $4.6 million related to tendering ARS holdings at prices below par and unrealized losses of $3.5 million related to revaluing the remaining affected ARS owned and commitments to purchase at the tender offer prices.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2018:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,631	$—	Annually	30 - 120 Days
Private equity funds (2)	4,974	1,400	N/A	N/A
	$6,605	$1,400

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,500	$—	$—	$10,500
Deposits with clearing organizations	31,291	—	—	31,291
Securities owned:
U.S. Treasury securities	701,261	—	—	701,261
U.S. Agency securities	14,688	7,425	—	22,113
Sovereign obligations	—	2,964	—	2,964
Corporate debt and other obligations	—	14,400	—	14,400
Mortgage and other asset-backed securities	—	2,777	—	2,777
Municipal obligations	—	45,427	—	45,427
Convertible bonds	—	34,013	—	34,013
Corporate equities	34,613	—	—	34,613
Auction rate securities	—	16,253	21,430	37,683
Securities owned, at fair value	750,562	123,259	21,430	895,251
Investments (1)	—	—	104	104
Derivative contracts:
TBAs	—	12,309	—	12,309
Total	$792,353	$135,568	$21,534	$949,455
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$107,031	$—	$—	$107,031
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	4,061	—	4,061
Mortgage and other asset-backed securities	—	2,349	—	2,349
Convertible bonds	—	7,356	—	7,356
Corporate equities	22,947	—	—	22,947
Securities sold but not yet purchased, at fair value	129,978	13,768	—	143,746
Derivative contracts:
Futures	709	—	—	709
Foreign exchange forward contracts	2	—	—	2
TBAs	—	12,258	—	12,258
ARS purchase commitments	—	1,078	1	1,079
Derivative contracts, total	711	13,336	1	14,048
Total	$130,689	$27,104	$1	$157,794

(1)	Included in other assets on the condensed consolidated balance sheet.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2018 and 2017:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Auction rate securities (1)(5)	$72,621	$(2,163)	$2,150	$(34,925)	$(16,253)	$21,430
Investments	164	—	—	—	(60)	104
Liabilities
ARS purchase commitments (2)(5)	131	(948)	—	—	1,078	1

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of income, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of income.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(5)	Represents transfers from Level 3 to Level 2 of the fair value hierarchy. Transfers were due to tender offers by issuers of ARS.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2017
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$36	$(1)	$—	$—	$—	$35
Auction rate securities (1)	107,170	(161)	25	(250)	—	106,784
Investments	168	(1)	—	—	—	167
ARS purchase commitments (2)	—	—	—	—	—	—
Liabilities
ARS purchase commitments (2)	254	(22)	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of income, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of income.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 and 2017:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1)(5)	87,398	(2,218)	6,250	(36,145)	(33,855)	21,430
Investments	169	(5)	—	—	(60)	104
Liabilities
ARS purchase commitments (2)(5)	8	(1,162)	—	—	1,169	1

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of income, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of income.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(5)	Represents transfers from Level 3 to Level 2 of the fair value hierarchy. Transfers were due to tender offers by issuers of ARS.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2017
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$44	$(9)	$—	$—	$—	$35
Auction rate securities (1)	84,926	983	22,075	(1,200)	—	106,784
Investments	158	9	—	—	—	167
ARS purchase commitments (2)	849	(849)	—	—	—	—
Liabilities
ARS purchase commitments (2)	645	369	—	—	—	276

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the condensed consolidated statement of income, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of income.

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
Assets and liabilities not measured at fair value as of September 30, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$27,031	$27,031	$—	$—	$27,031
Deposits with clearing organization	22,665	22,665	—	—	22,665
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	114,795	—	114,795	—	114,795
Receivables from brokers	31,396	—	31,396	—	31,396
Securities failed to deliver	23,390	—	23,390	—	23,390
Clearing organizations	29,026	—	29,026	—	29,026
Other	5,183	—	5,183	—	5,183
	203,790	—	203,790	—	203,790
Receivable from customers	797,751	—	797,751	—	797,751
Securities purchased under agreements to resell	1,502	—	1,502	—	1,502
Notes receivable, net	43,278	—	43,278	—	43,278
Investments (1)	68,585	—	68,585	—	68,585

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$29,242	$29,242	$—	$—	$29,242
Bank call loans	3,000	—	3,000	—	3,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	197,332	—	197,332	—	197,332
Payable to brokers	2,004	—	2,004	—	2,004
Securities failed to receive	18,102	—	18,102	—	18,102
Other	106	—	106	—	106
	217,544	—	217,544	—	217,544
Payables to customers	351,750	—	351,750	—	351,750
Securities sold under agreements to repurchase	606,010	—	606,010	—	606,010
Senior secured notes	200,000	—	202,938	—	202,938

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2017

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$37,664	$37,664	$—	$—	$37,664
Deposits with clearing organization	7,929	7,929	—	—	7,929
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	132,368	—	132,368	—	132,368
Receivables from brokers	19,298	—	19,298	—	19,298
Securities failed to deliver	9,442	—	9,442	—	9,442
Clearing organizations	24,361	—	24,361	—	24,361
Other	930	—	930	—	930
	186,399	—	186,399	—	186,399
Receivable from customers	848,226	—	848,226	—	848,226
Securities purchased under agreements to resell	658	—	658	—	658
Notes receivable, net	40,520	—	40,520	—	40,520
Investments (1)	65,404	—	65,404	—	65,404

(1)	Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$42,212	$42,212	$—	$—	$42,212
Bank call loans	118,300	—	118,300	—	118,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	180,270	—	180,270	—	180,270
Payable to brokers	1,567	—	1,567	—	1,567
Securities failed to receive	17,559	—	17,559	—	17,559
Other	10,707	—	10,707	—	10,707
	210,103	—	210,103	—	210,103
Payables to customers	385,907	—	385,907	—	385,907
Securities sold under agreements to repurchase	586,478	—	586,478	—	586,478
Senior secured notes	200,000	—	206,380	—	206,380

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets on the condensed consolidated balance sheet and other income in the condensed consolidated statement of income.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of income as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the condensed consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the condensed consolidated statement of income as principal transactions revenue, net.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of September 30, 2018 and December 31, 2017 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2018
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$568,430	$11,057
	Other TBAs (2)	28,501	1,252
		$596,931	$12,309
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,720,000	$709
Other contracts	Foreign exchange forward contracts	200	2
	TBAs	568,430	11,068
	Other TBAs (2)	28,501	1,190
	ARS purchase commitments	7,233	1,079
		$4,324,364	$14,048

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of income for the three months ended September 30, 2018 and 2017:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Income
	For the Three Months Ended September 30, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$413
Other contracts	Foreign exchange forward contracts	Other revenue	2
Other contracts	TBAs	Principal transactions revenue	73
	Other TBAs	Other revenue	62
	ARS purchase commitments	Principal transactions revenue	(857)
			$(307)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Income
	For the Three Months Ended September 30, 2017
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(20)
Other contracts	Foreign exchange forward contracts	Other revenue	—
	TBAs	Principal transactions revenue	(26)
	Other TBAs	Other revenue	(70)
	ARS purchase commitments	Principal transactions revenue	(22)
			$(138)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of income for the nine months ended September 30, 2018 and 2017:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Income
	For the Nine Months Ended September 30, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$1,764
Other contracts	Foreign exchange forward contracts	Other revenue	(3)
Other contracts	TBAs	Principal transactions revenue	269
	Other TBAs	Other revenue	209
	ARS purchase commitments	Principal transactions revenue	(1,071)
			$1,168

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Income
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates but not exceeding the broker call rate. As of September 30, 2018, bank call loans were $3.0 million ($118.3 million as of December 31, 2017). As of September 30, 2018, such loans were collateralized by firm and/or customer securities with market values of approximately $3.3 million and $311.8 million, respectively, with commercial banks.
As of September 30, 2018, the Company had approximately $1.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $169.9 million under securities loan agreements.
As of September 30, 2018, the Company had pledged $287.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2018, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2018:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$705,491
Securities loaned:
Equity securities	197,332
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$902,823

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2018 and December 31, 2017:

As of September 30, 2018
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$100,983	$(99,481)	$1,502	$(1,495)	$—	$7
Securities borrowed (1)	114,795	—	114,795	(110,123)	—	4,672
Total	$215,778	$(99,481)	$116,297	$(111,618)	$—	$4,679

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$705,491	$(99,481)	$606,010	$(603,961)	$—	$2,049
Securities loaned (2)	197,332	—	197,332	(189,961)	—	7,371
Total	$902,823	$(99,481)	$803,342	$(793,922)	$—	$9,420

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$200,712	$(200,054)	$658	$—	$—	$658
Securities borrowed (1)	132,368	—	132,368	(128,575)	—	3,793
Total	$333,080	$(200,054)	$133,026	$(128,575)	$—	$4,451

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$786,532	$(200,054)	$586,478	$(585,289)	$—	$1,189
Securities loaned (2)	180,270	—	180,270	(170,176)	—	10,094
Total	$966,802	$(200,054)	$766,748	$(755,465)	$—	$11,283

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of September 30, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2018, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $110.7 million ($127.2 million as of December 31, 2017) and $100.6 million ($221.6 million as of December 31, 2017), respectively, of which the Company has sold and re-pledged approximately $18.1 million ($30.9 million as of December 31, 2017) under securities loaned transactions and $100.6 million under repurchase agreements ($221.6 million as of December 31, 2017).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $738.8 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2018 ($655.7 million as of December 31, 2017). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $3.3 million as of September 30, 2018 ($97.2 million as of December 31, 2017).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2018 are receivables from five major U.S. broker-dealers totaling approximately $84.3 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2018 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2018, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of September 30, 2018 and December 31, 2017:

(Expressed in thousands)
	As of September 30, 2018
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$336,209	$342	$—	$—	$342
Private equity funds	9,174	12	—	1	13
Total	$345,383	$354	$—	$1	$355

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	As of December 31, 2017
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$328,172	$713	$—	$—	$713
Private equity funds	15,668	12	—	2	14
Total	$343,840	$725	$—	$2	$727

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the condensed consolidated balance sheet.

9.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2018	December 31, 2017
6.75% Senior Secured Notes	7/1/2022	$200,000	$200,000
Unamortized Debt Issuance Cost		(969)	(1,163)
		$199,031	$198,837
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of September 30, 2018, the Parent was in compliance with all of its covenants.
Interest expense for the three and nine months ended September 30, 2018 on the Notes was $3.4 million and $10.1 million, respectively ($3.4 million and $3.7 million for the three and nine months ended September 30, 2017, respectively).
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
Interest expense for the three and nine months ended September 30, 2017 on the Old Notes was $nil and $6.7 million, respectively.

10.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Class A Stock outstanding, beginning of period	13,156,353	13,132,775	13,139,203	13,261,095
Issued pursuant to share-based compensation plans	21,578	19,883	38,728	198,903
Repurchased and canceled pursuant to the stock buy-back	—	(143,010)	—	(450,350)
Class A Stock outstanding, end of period	13,177,931	13,009,648	13,177,931	13,009,648

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
During the three and nine months ended September 30, 2018, the Company did not purchase any shares of Class A Stock under this program. As of September 30, 2018, 508,906 shares remained available to be purchased under this program.
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
The effective income tax rate from continuing operations for the three months ended September 30, 2018 was 29.2% compared with 37.4% for the three months ended September 30, 2017 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The lower estimated effective tax rate for the three months ended September 30, 2018 is due to the Federal tax rate of 21% (versus 35%) as a result of the passage of the TCJA in December 2017 offset by foreign income inclusion and larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA.

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
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2018, the Company purchased and holds (net of redemptions) approximately $40.8 million in ARS from its clients. In addition, the Company is committed to purchase another $7.2 million in ARS from clients through 2020 under legal settlements and awards.

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
Eligible Investors for future buybacks continued to hold approximately $7.7 million of ARS principal value as of September 30, 2018. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represent the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients. As of September 30, 2018, there were no ARS purchase commitments related to legal settlements extending past 2020.
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
On February 12, 2018, the SEC Division of Enforcement ("Enforcement Division") announced the Share Class Selection Disclosure Initiative ("SCSD Initiative") pursuant to which investment advisers were encouraged to self-report possible securities laws violations relating to the failure to make certain disclosures concerning mutual fund share class selection. On June 11, 2018, Oppenheimer and OAM notified the Enforcement Division that it intended to participate in the SCSD Initiative. Oppenheimer and OAM filed the information required by the SCSD Initiative on September 19, 2018. Oppenheimer will continue to cooperate with the SEC Staff. Oppenheimer's participation in the SCSD initiative may result in disgorgement to certain clients of 12b-1 fees that the Company received during the period under review.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2018, the net capital of Oppenheimer as calculated under the Rule was $184.3 million or 19.11% of Oppenheimer's aggregate debit items. This was $165.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2018, Freedom had net capital of $5.3 million, which was $5.2 million in excess of the $100,000 required to be maintained at that date.
As of September 30, 2018, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 15.27% (required 4.5%);

•	Tier 1 Capital ratio 15.27% (required 6.0%); and

•	Total Capital ratio 15.81% (required 8.0%).

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
As of September 30, 2018, the regulatory capital of Oppenheimer Investments Asia Limited was $1.9 million, which was $1.5 million in excess of the $383,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

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
The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the three and nine months ended September 30, 2018 and 2017. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Private client (1)	$158,083	$147,428	$468,730	$425,069
Asset management (1)	17,870	19,277	53,220	57,247
Capital markets	68,130	58,808	197,865	168,418
Corporate/Other	(6,269)	707	(4,915)	4,631
Total	$237,814	$226,220	$714,900	$655,365
Income (loss) before income taxes
Private client (1)	$37,608	$36,950	$111,283	$93,763
Asset management (1)	4,127	3,338	11,803	11,130
Capital markets	(2,076)	(1,639)	(8,332)	(25,235)
Corporate/Other	(32,515)	(26,821)	(85,484)	(76,492)
Total	$7,144	$11,828	$29,270	$3,166

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2018 and 2017 was as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Americas	$230,486	$217,900	$690,569	$625,615
Europe/Middle East	6,500	7,655	21,245	27,019
Asia	828	665	3,086	2,731
Total	$237,814	$226,220	$714,900	$655,365

15.    Subsequent events
On October 26, 2018, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on November 23, 2018 to holders of Class A Stock and Class B Stock of record on November 9, 2018.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$479	$4,653	$32,399	$—	$37,531
Deposits with clearing organizations	—	—	53,956	—	53,956
Receivable from brokers, dealers and clearing organizations	—	—	205,031	—	205,031
Receivable from customers, net of allowance for credit losses of $859	—	—	797,751	—	797,751
Income tax receivable	47,898	24,284	—	(68,687)	3,495
Securities purchased under agreements to resell	—	—	1,502	—	1,502
Securities owned, including amounts pledged of $738,835, at fair value	—	1,369	893,882	—	895,251
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,334 and $7,126, respectively	—	—	43,278	—	43,278
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $87,165	—	21,333	7,509	—	28,842
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	100	2,580	116,979	—	119,659
Deferred tax assets	66	116	19,654	(19,836)	—
Investment in subsidiaries	651,369	534,754	—	(1,186,123)	—
Intercompany receivables	48,592	48,042	—	(96,634)	—
Total assets	$748,504	$750,089	$2,341,530	$(1,483,838)	$2,356,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$29,242	$—	$29,242
Bank call loans	—	—	3,000	—	3,000
Payable to brokers, dealers and clearing organizations	—	—	219,443	—	219,443
Payable to customers	—	—	351,750	—	351,750
Securities sold under agreements to repurchase	—	—	606,010	—	606,010
Securities sold but not yet purchased, at fair value	—	—	143,746	—	143,746
Accrued compensation	—	—	151,658	—	151,658
Accounts payable and other liabilities	3,495	31,945	60,380	—	95,820
Income tax payable	2,440	22,189	44,058	(68,687)	—
Senior secured notes, net of debt issuance cost of $969	199,031	—	—	—	199,031
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	32,544	(19,836)	12,708
Intercompany payables	—	28,141	68,493	(96,634)	—
Total liabilities	204,966	82,275	1,822,882	(297,715)	1,812,408
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	543,538	667,814	518,309	(1,186,123)	543,538
Non-controlling interest	—	—	339	—	339
Total stockholders' equity	543,538	667,814	518,648	(1,186,123)	543,877
Total liabilities and stockholders' equity	$748,504	$750,089	$2,341,530	$(1,483,838)	$2,356,285

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$79,678	$—	$79,678
Advisory fees	—	—	78,490	(336)	78,154
Investment banking	—	—	28,328	—	28,328
Bank deposit sweep income	—	—	30,053	—	30,053
Interest	1	2,063	13,415	(2,076)	13,403
Principal transactions, net	—	—	(19)	3	(16)
Other	—	154	8,213	(153)	8,214
Total revenue	1	2,217	238,158	(2,562)	237,814
EXPENSES
Compensation and related expenses	343	—	152,503	—	152,846
Communications and technology	35	—	18,567	—	18,602
Occupancy and equipment costs	—	—	15,259	(153)	15,106
Clearing and exchange fees	—	—	5,378	—	5,378
Interest	3,375	—	11,616	(2,076)	12,915
Other	218	270	25,668	(333)	25,823
Total expenses	3,971	270	228,991	(2,562)	230,670
Income (Loss) before income taxes	(3,970)	1,947	9,167	—	7,144
Income taxes	(976)	479	2,580	—	2,083
Net income (loss) from continuing operations	(2,994)	1,468	6,587	—	5,061

Equity in earnings of subsidiaries	8,065	6,597	—	(14,662)	—
Net income	5,071	8,065	6,587	(14,662)	5,061
Less net loss attributable to non-controlling interest, net of tax	—	—	(10)	—	(10)
Net income attributable to Oppenheimer Holdings Inc.	5,071	8,065	6,597	(14,662)	5,071
Other comprehensive income	—	—	99	—	99
Total comprehensive income	$5,071	$8,065	$6,696	$(14,662)	$5,170

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$77,635	$—	$77,635
Advisory fees	—	—	74,655	(326)	74,329
Investment banking	—	—	23,940	—	23,940
Bank deposit sweep income	—	—	21,146	—	21,146
Interest	—	2,391	12,972	(2,411)	12,952
Principal transactions, net	—	2	5,133	—	5,135
Other	22	89	11,061	(89)	11,083
Total revenue	22	2,482	226,542	(2,826)	226,220
EXPENSES
Compensation and related expenses	271	—	141,819	—	142,090
Communications and technology	33	—	17,748	—	17,781
Occupancy and equipment costs	—	—	15,377	(89)	15,288
Clearing and exchange fees	—	—	5,622	—	5,622
Interest	3,375	—	5,536	(2,411)	6,500
Other	412	62	26,963	(326)	27,111
Total expenses	4,091	62	213,065	(2,826)	214,392
Income (Loss) before income taxes	(4,069)	2,420	13,477	—	11,828
Income taxes	(1,558)	984	4,999	—	4,425
Net income (loss) from continuing operations	(2,511)	1,436	8,478	—	7,403

Discontinued operations
Income from discontinued operations	—	—	769	—	769
Income taxes	—	—	308	—	308
Net income from discontinued operations	—	—	461	—	461

Equity in earnings of subsidiaries	10,300	8,864	—	(19,164)	—
Net income	7,789	10,300	8,939	(19,164)	7,864
Less net income attributable to non-controlling interest, net of tax	—	—	75	—	75
Net income attributable to Oppenheimer Holdings Inc.	7,789	10,300	8,864	(19,164)	7,789
Other comprehensive loss	—	—	(251)	—	(251)
Total comprehensive income	$7,789	$10,300	$8,613	$(19,164)	$7,538

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$245,935	$—	$245,935
Advisory fees	—	—	233,953	(981)	232,972
Investment banking	—	—	84,442	—	84,442
Bank deposit sweep income	—	—	84,203	—	84,203
Interest	4	6,183	38,732	(6,233)	38,686
Principal transactions, net	—	—	9,149	(39)	9,110
Other	—	345	19,549	(342)	19,552
Total revenue	4	6,528	715,963	(7,595)	714,900
EXPENSES
Compensation and related expenses	1,191	—	456,630	—	457,821
Communications and technology	123	—	55,164	—	55,287
Occupancy and equipment costs	—	—	45,777	(342)	45,435
Clearing and exchange fees	—	—	17,254		17,254
Interest	10,125	—	28,895	(6,233)	32,787
Other	883	1,372	75,811	(1,020)	77,046
Total expenses	12,322	1,372	679,531	(7,595)	685,630
Income (Loss) before income taxes	(12,318)	5,156	36,432	—	29,270
Income taxes	(3,081)	1,112	10,630	—	8,661
Net income (loss) from continuing operations	(9,237)	4,044	25,802	—	20,609

Equity in earnings of subsidiaries	29,868	25,824	—	(55,692)	—
Net income	20,631	29,868	25,802	(55,692)	20,609
Less net loss attributable to non-controlling interest, net of tax	—	—	(22)	—	(22)
Net income attributable to Oppenheimer Holdings Inc.	20,631	29,868	25,824	(55,692)	20,631
Other comprehensive loss	—	—	(880)	—	(880)
Total comprehensive income	$20,631	$29,868	$24,944	$(55,692)	$19,751

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$248,204	$—	$248,204
Advisory fees	—	—	217,510	(989)	216,521
Investment banking	—	—	60,347	(3,000)	57,347
Bank deposit sweep income	—	—	52,992	—	52,992
Interest	—	7,529	36,379	(7,562)	36,346
Principal transactions, net	—	17	15,793	—	15,810
Other	22	267	28,122	(266)	28,145
Total revenue	22	7,813	659,347	(11,817)	655,365
EXPENSES
Compensation and related expenses	976	—	427,649	—	428,625
Communications and technology	112	—	53,774	—	53,886
Occupancy and equipment costs	—	—	45,987	(266)	45,721
Clearing and exchange fees	—	—	17,392	—	17,392
Interest	10,365	—	15,907	(7,562)	18,710
Other	4,661	329	86,864	(3,989)	87,865
Total expenses	16,114	329	647,573	(11,817)	652,199
Income (Loss) before income taxes	(16,092)	7,484	11,774	—	3,166
Income taxes	(6,184)	2,860	5,788	—	2,464
Net income (loss) from continuing operations	(9,908)	4,624	5,986	—	702

Discontinued operations
Income from discontinued operations	—	—	1,834	—	1,834
Income taxes	—	—	733	—	733
Net income from discontinued operations	—	—	1,101	—	1,101

Equity in earnings of subsidiaries	11,531	6,907	—	(18,438)	—
Net income	1,623	11,531	7,087	(18,438)	1,803
Less net income attributable to non-controlling interest, net of tax	—	—	180	—	180
Net income attributable to Oppenheimer Holdings Inc.	1,623	11,531	6,907	(18,438)	1,623
Other comprehensive income	—	—	1,953	—	1,953
Total comprehensive income	$1,623	$11,531	$8,860	$(18,438)	$3,576

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(131)	$1,337	$117,073	$—	$118,279
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(6,654)	—	(6,654)
Purchase of tangible assets	—	(400)	—	—	(400)
Proceeds from the settlement of Company-owned life insurance	—	—	284	—	284
Cash used in investing activities	—	(400)	(6,370)	—	(6,770)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,373)	—	—	—	(4,373)
Issuance of Class A non-voting common stock	70	—	—	—	70
Payments for employee taxes withheld related to vested share-based awards	(2,529)	—	—	—	(2,529)
Decrease in bank call loans, net	—	—	(115,300)	—	(115,300)
Cash used in financing activities	(6,832)	—	(115,300)	—	(122,132)
Net increase (decrease) in cash and cash equivalents	(6,963)	937	(4,597)	—	(10,623)
Cash and cash equivalents, beginning of the period	7,442	3,716	36,996	—	48,154
Cash and cash equivalents, end of the period	$479	$4,653	$32,399	$—	$37,531

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(34,449)	$1,679	$(1,616)	$—	$(34,386)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,506)	—	(3,506)
Proceeds from settlement of company-owned life insurance	—	—	1,194	—	1,194
Cash used in investing activities	—	—	(2,312)	—	(2,312)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,394)	—	—	—	(4,394)
Cash dividends paid to non-controlling interest	—	—	(2,448)	—	(2,448)
Repurchase of Class A non-voting common stock for cancellation	(7,464)	—	—	—	(7,464)
Payments for employee taxes withheld related to vested share-based awards	(2,232)	—	—	—	(2,232)
Issuance of senior secured notes	200,000	—	—	—	200,000
Redemption of senior secured notes	(150,000)	—	—	—	(150,000)
Debt issuance costs	(1,183)	—	—	—	(1,183)
Decrease in bank call loans, net	—	—	(15,700)	—	(15,700)
Cash provided by (used in) financing activities	34,727	—	(18,148)	—	16,579
Net increase (decrease) in cash and cash equivalents	278	1,679	(22,076)	—	(20,119)
Cash and cash equivalents, beginning of the period	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the period	$507	$11,963	$32,324	$—	$44,794

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2018, the Company provided its services from 91 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. Client assets administered by the Company as of September 30, 2018 totaled $86.9 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At September 30, 2018, client assets under management ("AUM") totaled $29.6 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware Inc. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. At September 30, 2018, the Company employed 2,977 employees (2,924 full-time and 53 part-time), of whom 1,078 were financial advisers.
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

During the nine months ended September 30, 2018, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

The Company is focused on growing its private client and asset management businesses through strategic additions of experienced financial advisers in its existing branch system and employment of experienced money management personnel in its asset management business as well as deploying its capital for expansion through targeted acquisitions. In addition, the Company is committed to the improvement of its technology capability to support client service and the expansion of its capital markets capabilities while addressing the issue of managing its expenses.
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
Regulatory and Legal Environment
The Company's brokerage business is subject to regulation by, among others, the Securities and Exchange Commission (the "SEC"), the Commodities Futures Trading Commission, the National Futures Association, the Municipal Securities Rulemaking Board and the Financial Industry Regulatory Authority ("FINRA") in the United States, the Financial Conduct Authority ("FCA") in the United Kingdom, the Jersey Financial Services Commission in the Isle of Jersey, the Securities and Futures Commission in Hong Kong, and various state securities regulators in the United States. In addition, Oppenheimer Israel (OPCO) Ltd. operates under the supervision of the Israel Securities Authority. Past events surrounding corporate accounting and other activities leading to investor losses caused increased regulation of public companies. Certain legislators continue to publicly advocate that the SEC has not taken adequate enforcement action against firms and individuals. Various states are imposing their own regulations that make compliance more difficult and more expensive to monitor.

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
On April 18, 2018, the SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisers and broker-dealers. Regulation Best Interest would enact an intermediate standard requiring advisers and broker-dealers to act in the clients' "best interest" at all times. The proposed rules would require substantially greater record keeping than is currently the case. The rules would be applicable to all customers of broker-dealers and investment advisers. The public comment period applicable to Regulation Best Interest expired on August 7, 2018. The SEC has indicated its intention to move forward with a final rule proposal in 2019. It is too soon to predict whether and in what form the SEC will adopt Regulation Best Interest, the effect it may have on broker-dealers and investment advisers generally, the specific effect it will have on the Company's broker-dealer and investment management businesses, and the effect it will have on the Company’s competitive position in the financial services industry.

During 2017, the Company reviewed its business and operating models in light of the DOL Fiduciary Rules and made significant structural and operational changes to the Company's broker-dealer and investment management businesses. The changes have had a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts, except when they are participating in fixed fee based programs. The Company is reviewing its business and operating models in light of the 5th Circuit ruling and the proposed Regulation Best Interest and may make further structural and operational changes in light of the vacated DOL Fiduciary Rules and in anticipation of the SEC adopting a version of the proposed Regulation Best Interest.
The European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as "MiFID II") that prevent broker-dealers operating in the European Union ("EU") from "bundling" the cost of research together with trading commissions. These rules became effective on January 3, 2018. The ability of the Company to be compensated for equity research activities has been reduced and institutional clients are required to make payments for research through cash payments rather than transaction-based commissions. MiFID II is already having an impact on the manner in which business is being conducted in the United Kingdom and in Europe with a noticeable reduction in the availability of equity research particularly in relation to smaller issuers. The long term effects of these changes on global securities markets and on competition in the EU and UK are impossible to predict.

In June 2016, in a referendum to consider the United Kingdom's continued participation in the EU, the United Kingdom voted in favor of withdrawing from the EU ("Brexit"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain and the EU will define their relationship effective with Great Britain's departure from the EU. Brexit has created significant uncertainty in both the United Kingdom and in the other member states around its economic impact and the operating requirements for businesses located in the United Kingdom after the effective date. The Company has a London-based business and the ability for it to passport its employees to conduct a financial services business in the EU post-Brexit is in considerable doubt. In addition, a number of its London-based employees do not hold British passports, although a number have applied for and received the right to continue to be employed in the United Kingdom. On July 12, 2018, Britain's Prime Minister released a "white paper" outlining the Prime Minister's government's views on the term under which Brexit should be completed. To date, there has been no discernible progress on the post-Brexit relationship between the EU and the UK. Failing the implementation of an agreed extension, the UK will leave the EU in March 2019 under a "hard" Brexit, leaving considerable uncertainty as to the ongoing relationship and a likely negative impact on all parties. Given the lack of clarity on the ultimate post-Brexit relationship between Great Britain and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the United Kingdom. The Company is presently planning to open an office in Frankfurt, Germany in the EU for its investment banking business as well as in the eventuality that it is needed in order to continue to conduct a securities business in the EU post-Brexit.
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

On December 15, 2016, the Company's agreement with Kalorama expired by its terms, although Kalorama had not yet delivered the reports required by the SEC and as of the current date, the engagement has not been renewed. In May and June 2017, Kalorama delivered five additional reports. Two of those reports were rendered in connection with the January 2015 SEC Order, while another report was rendered in connection with Oppenheimer's 2015 settlement with the SEC in connection with the SEC's Municipalities Continuing Disclosure Cooperation ("MCDC", collectively the "Required Reports") initiative and two additional reports not arising out of any regulatory order (the "Additional IC Reports"). Each of the reports has been reviewed by the Company and the Compliance Committee. The Required Reports and the Additional IC Reports repeat a number of the criticisms regarding the Company's governance practices, its management and its compliance programs and include a substantial number of recommendations, a number of which appear in the FINRA IC Report. The Company believes it has already adopted and implemented a significant number of the recommendations made in the Required Reports and the Additional IC Reports and expects that it will adopt and implement many of the remaining recommendations. However, there can be no assurances that the Company will be able to implement all of the recommendations as set forth in the Required Reports and Additional IC Reports and, to the extent the Company does not implement or provide a satisfactory alternative method of implementation, the Company may be exposed to further SEC or other regulatory enforcement action. Furthermore, implementation of the remaining recommendations included in the Required Reports and Additional IC Reports or any recommendations made in any additional reports may be costly and time consuming, may divert management's attention from operating the Company's business and may have an adverse effect on the Company. In June 2018, the SEC began an examination of the Company to review the Company's assertions with respect to its fulfillment of Kalorama's recommendations in the Required Reports. It is not presently clear when such review may be completed. The Company has incurred a significant amount of expenses in connection with its engagement with Kalorama through December 2016, its implementation of the Kalorama recommendations, and its engagement of outside counsel with respect to these matters, all in connection with the FINRA IC Report, the Required Reports and the Additional IC Reports and may continue to incur additional expenses related thereto.
Since August 2014, Oppenheimer has been responding to information requests from the SEC regarding the supervision of one of its former financial advisers who was indicted and convicted of insider trading. Oppenheimer is continuing to cooperate with the SEC inquiry.
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

On February 12, 2018, the SEC Division of Enforcement announced the Share Class Selection Disclosure Initiative ("SCSD Initiative") pursuant to which investment advisers were encouraged to self-report possible securities laws violations relating to the failure to make certain disclosures concerning mutual fund share class selection. On June 11, 2018, Oppenheimer and OAM notified the Division of Enforcement that it intended to participate in the SCSD Initiative. Oppenheimer and OAM filed the information required by the SCSD Initiative on or around September 19, 2018. Oppenheimer will continue to cooperate with the SEC Staff. Oppenheimer's participation in the SCSD initiative may result in disgorgement to certain clients of 12b-1 fees that the Company received during the period under review.
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

It seems likely that any remaining liquidity will ultimately come from issuer redemptions and tender offers which, to date, combined with purchases by the Company have reduced client holdings by approximately 99%. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and "Factors Affecting 'Forward-Looking Statements'" herein.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2018, the Company purchased and holds (net of redemptions) approximately $40.8 million in ARS from its clients. As of September 30, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $7.2 million from clients through 2020 under legal settlements and awards.

The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans.

The Company's clients held at Oppenheimer approximately $22.4 million of ARS at September 30, 2018 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
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

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $5.1 million or $0.38 basic net income per share for the three months ended September 30, 2018 compared with net income attributable to Oppenheimer Holdings Inc. of $7.8 million or $0.59 basic net income per share for the three months ended September 30, 2017. Net income for the three months ended September 30, 2018 was negatively impacted by $9.2 million (or $0.69 basic net income per share) by recognizing losses of $6.0 million related to sales of auction rate securities ("ARS") owned by the Company and increased compensation and related expenses of $3.2 million directly correlated to the increase in the Company's stock price through its stock appreciation rights program. Income before income taxes from continuing operations was $7.1 million for the three months ended September 30, 2018 compared with income before income taxes from continuing operations of $11.8 million for the three months ended September 30, 2017. Revenue from continuing operations for the three months ended September 30, 2018 was $237.8 million compared with revenue from continuing operations of $226.2 million for the three months ended September 30, 2017, an increase of 5.1%.
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2018 compared with the same period in 2017:

(Expressed in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018		September 30, 2018
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$2,043	2.6	$(2,269)	(0.9)
Advisory fees	3,825	5.1	16,451	7.6
Investment banking	4,388	18.3	27,095	47.2
Bank deposit sweep income	8,907	42.1	31,211	58.9
Interest	451	3.5	2,340	6.4
Principal transactions, net	(5,151)	*	(6,700)	(42.4)
Other	(2,869)	(25.9)	(8,593)	(30.5)
Total revenue	11,594	5.1	59,535	9.1
Expenses
Compensation and related expenses	10,756	7.6	29,196	6.8
Communications and technology	821	4.6	1,401	2.6
Occupancy and equipment costs	(182)	(1.2)	(286)	(0.6)
Clearing and exchange fees	(244)	(4.3)	(138)	(0.8)
Interest	6,415	98.7	14,077	75.2
Other	(1,288)	(4.8)	(10,819)	(12.3)
Total expenses	16,278	7.6	33,431	5.1
Income before income taxes from continuing operations	(4,684)	(39.6)	26,104	824.5
Income taxes	(2,342)	(52.9)	6,197	251.5
Net income from continuing operations	(2,342)	(31.6)	19,907	2,835.8

Discontinued operations
Income from discontinued operations	(769)	(100.0)	(1,834)	(100.0)
Income taxes	(308)	(100.0)	(733)	(100.0)
Net income from discontinued operations	(461)	(100.0)	(1,101)	(100.0)

Net income	(2,803)	(35.6)	18,806	1,043.0
Less net income (loss) attributable to non-controlling interest, net of tax	(85)	*	(202)	*
Net income attributable to Oppenheimer Holdings Inc.	$(2,718)	(34.9)	$19,008	1,171.2

*	Percentage not meaningful.

Third Quarter 2018
Revenue
Commission revenue was $79.7 million for the three months ended September 30, 2018, an increase of 2.6% compared with $77.6 million for the three months ended September 30, 2017 due to higher transaction-based revenue in the institutional equities business partially offset by lower transaction-based revenue in the retail business during the three months ended September 30, 2018.
Advisory fees were $78.2 million for the three months ended September 30, 2018, an increase of 5.1% compared with $74.3 million for the three months ended September 30, 2017 due to a higher level of AUM.
Investment banking revenue increased 18.3% to $28.3 million for the three months ended September 30, 2018 compared with $23.9 million for the three months ended September 30, 2017 due to higher equity underwriting fees as well as higher merger and acquisition advisory fees during the three months ended September 30, 2018.
Bank deposit sweep income was $30.1 million for the three months ended September 30, 2018, an increase of 42.1% compared with $21.1 million for the three months ended September 30, 2017 due to higher short-term interest rates during the three months ended September 30, 2018.
Interest revenue was $13.4 million for the three months ended September 30, 2018, an increase of 3.5% compared with $13.0 million for the three months ended September 30, 2017 due primarily to an increase in interest revenue on margin extended to customers during the three months ended September 30, 2018.
Principal transactions revenue was $(16,000) for the three months ended September 30, 2018 compared with $5.1 million for the three months ended September 30, 2017 primarily due to recognized losses during the three months ended September 30, 2018 resulting from participating in tender offers of ARS as indicated above partially offset by higher government trading income.
Other revenue was $8.2 million for the three months ended September 30, 2018, a decrease of 25.9% compared to $11.1 million for the three months ended September 30, 2017 due primarily to a favorable arbitration award during the three months ended September 30, 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $152.8 million during the three months ended September 30, 2018, an increase of 7.6% compared with the three months ended September 30, 2017. The increase was due to higher salary, production-related, incentive, deferred and share-based compensation expenses during the three months ended September 30, 2018. As noted above, the Company recorded compensation and related expenses of $4.3 million related to its OARs Plan due to the price of its Class A Stock increasing from $28.00 at the end of the second quarter of 2018 to $31.60 at the end of the third quarter of 2018. Compensation and related expenses as a percentage of revenue was 64.3% during the three months ended September 30, 2018 compared with 62.8% during the three months ended September 30, 2017.
Non-compensation expenses were $77.8 million during the three months ended September 30, 2018, an increase of 7.6% compared with $72.3 million during the three months ended September 30, 2017 primarily due to an increase of $6.4 million in interest costs during the three months ended September 30, 2018.
The effective income tax rate from continuing operations for the three months ended September 30, 2018 was 29.2% compared with 37.4% for the three months ended September 30, 2017 and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items. The lower estimated effective tax rate for the three months ended September 30, 2018 is due to the Federal tax rate of 21% (versus 35%) as a result of the passage of the TCJA in December 2017 offset by foreign income inclusion and larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA.

Year-to-date 2018
Revenue
Commission revenue was $245.9 million for the nine months ended September 30, 2018, a decrease of 0.9% compared with $248.2 million for the nine months ended September 30, 2017.
Advisory fees were $233.0 million for the nine months ended September 30, 2018, an increase of 7.6% compared with $216.5 million for the nine months ended September 30, 2017 due to a higher level of AUM.
Investment banking revenue increased 47.2% to $84.4 million for the nine months ended September 30, 2018 compared with $57.3 million for the nine months ended September 30, 2017 due to higher equity underwriting fees as well as higher merger and acquisition advisory fees during the nine months ended September 30, 2018.
Bank deposit sweep income was $84.2 million for the nine months ended September 30, 2018, an increase of 58.9% compared with $53.0 million for the nine months ended September 30, 2017 due to higher short-term interest rates during the nine months ended September 30, 2018.
Interest revenue was $38.7 million for the nine months ended September 30, 2018, an increase of 6.4% compared with $36.3 million for the nine months ended September 30, 2017 due primarily to an increase in interest revenue on margin extended to customers offset by a decrease in interest earned on U.S. Government and Agency securities during the nine months ended September 30, 2018.
Principal transactions revenue decreased 42.4% to $9.1 million for the nine months ended September 30, 2018 compared with $15.8 million for the nine months ended September 30, 2017 primarily due to recognized losses resulting from participating in tender offers of ARS during the nine months ended September 30, 2018.
Other revenue was $19.6 million for the nine months ended September 30, 2018, a decrease of 30.5% compared to $28.1 million for the nine months ended September 30, 2017 primarily due to a favorable arbitration award during the nine months ended September 30, 2017.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $457.8 million during the nine months ended September 30, 2018, an increase of 6.8% compared with the nine months ended September 30, 2017. Higher production-related, incentive, and share-based compensation expenses were partially offset by lower deferred compensation costs during the nine months ended September 30, 2018. Compensation and related expenses as a percentage of revenue was 64.0% during the nine months ended September 30, 2018 compared with 65.4% during the nine months ended September 30, 2017.
Non-compensation expenses were $227.8 million during the nine months ended September 30, 2018, an increase of 1.9% compared with $223.6 million during the nine months ended September 30, 2017.

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the three and nine months ended September 30, 2018 and 2017:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Revenue
Private Client	$158,083	$147,428	7.2	$468,730	$425,069	10.3
Asset Management	17,870	19,277	(7.3)	53,220	57,247	(7.0)
Capital Markets	68,130	58,808	15.9	197,865	168,418	17.5
Corporate/Other	(6,269)	707	*	(4,915)	4,631	*
Total	$237,814	$226,220	5.1	$714,900	$655,365	9.1
Income (Loss) before income taxes
Private Client	$37,608	$36,950	1.8	$111,283	$93,763	18.7
Asset Management	4,127	3,338	23.6	11,803	11,130	6.0
Capital Markets	(2,076)	(1,639)	26.7	(8,332)	(25,235)	(67.0)
Corporate/Other	(32,515)	(26,821)	21.2	(85,484)	(76,492)	11.8
Total	$7,144	$11,828	(39.6)	$29,270	$3,166	824.5
*    Percentage not meaningful.
Private Client
Private Client reported revenue of $158.1 million for the third quarter of 2018, 7.2% higher than the third quarter of 2017 due to increased advisory fee revenue from higher AUM, higher fees earned on client deposits in the FDIC-insured bank deposit program, and higher margin interest revenue during the third quarter of 2018. Income before income taxes was $37.6 million for the third quarter of 2018, an increase of 1.8% compared with the third quarter of 2017 due to the increases in revenue referred to above.

•	Client assets under administration were $86.9 billion at September 30, 2018, remained flat compared with $86.9 billion at December 31, 2017.

•
Financial adviser headcount was 1,078 at the end of the third quarter of 2018 (1,083 at the end of the second quarter of 2018), down from 1,117 at the end of the third quarter of 2017. The decline since the third quarter of 2017 has resulted from the Company's emphasis on adviser productivity.

•
Retail commissions were $47.6 million for the third quarter of 2018, a decrease of 1.0% from the third quarter of 2017 due to reduced transaction volumes from retail investors during the third quarter of 2018.

•
Advisory fee revenue on traditional and alternative managed products was $60.5 million for the third quarter of 2018, an increase of 9.6% from the third quarter of 2017 (see Asset Management below for further information). The increase in advisory fees was due to the increase in the value of AUM.

•
Bank deposit sweep income was $30.1 million for the third quarter of 2018, an increase of 42.1% compared with $21.1 million for the third quarter of 2017 due to higher short-term interest rates during the third quarter of 2018.

Asset Management
Asset Management reported revenue of $17.9 million for the third quarter of 2018, 7.3% lower than the third quarter of 2017 due to a change in the method of reporting management fees earned through an investment adviser of alternative investments adopted during the first quarter of 2018. Income before income taxes was $4.1 million for the third quarter of 2018, an increase of 23.6% compared with the third quarter of 2017.

•
Advisory fee revenue on traditional and alternative managed products was $17.6 million for the third quarter of 2018, a decrease of 7.9% from the third quarter of 2017 primarily due to the change in the method of reporting management fees from alternative investments referred to above offset by higher AUM. Advisory fees are calculated based on the value of AUM at the end of the prior quarter which totaled $28.7 billion at June 30, 2018 ($26.1 billion at June 30, 2017) and are allocated to the Private Client and Asset Management business segments.

•
AUM increased 8.8% to a record high of $29.6 billion at September 30, 2018 compared with $27.2 billion at September 30, 2017. AUM at September 30, 2018 is the basis for advisory fee billings for the fourth quarter of 2018. The increase in AUM was comprised of asset appreciation of $1.7 billion and net contributions of assets of $0.7 billion.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2018:

(Expressed in millions)
	For the three months ended September 30, 2018
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$24,700	$1,238	$(1,139)	$730	$25,529
Institutional Fixed Income (2)	684	6	(12)	5	683
Alternative Investments:
Hedge funds (3)	2,623	89	(76)	25	2,661
Private Equity Funds (4)	176	—	—	32	208
Portfolio Enhancement Program (5)	500	2	—	—	502
	$28,683	$1,335	$(1,227)	$792	$29,583

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

(5)
The portfolio enhancement program sells uncovered, far out-of-money puts and calls on the S&P 500 Index. The program is market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.

Capital Markets
Capital Markets reported revenue of $68.1 million for the third quarter of 2018, 15.9% higher than the third quarter of 2017 due to higher equities underwriting and merger and acquisition advisory fees as well as higher commission and trading revenue during the third quarter of 2018. Loss before income taxes was $2.1 million for the third quarter of 2018, compared with a loss before income taxes of $1.6 million for the third quarter of 2017 primarily due to the increases in compensation and related expenses related to guaranteed compensation arrangements with senior hires in investment banking and interest costs during the third quarter of 2018.

•
Institutional equities commissions increased 7.4% to $23.1 million for the third quarter of 2018 compared with the third quarter of 2017 reflecting higher client trading activity in the third quarter of 2018.

•
Advisory fees from investment banking activities increased 41.2% to $9.6 million in the third quarter of 2018 compared with the third quarter of 2017 due to higher fees earned on completed merger and acquisition transactions during the third quarter of 2018.

•
Equity underwriting fees increased 26.5% to $14.8 million for the third quarter of 2018 compared with the third quarter of 2017 due to the Company's increased focus on equity issuances as well as a robust market for equity underwritings during the third quarter of 2018.

•
Revenue from Taxable Fixed Income increased 10.5% to $14.7 million for the third quarter of 2018 compared with the third quarter of 2017 due to higher government trading income during the third quarter of 2018.

•
Public Finance and Municipal Trading revenue increased 37.1% to $4.8 million for the third quarter of 2018 compared with the third quarter of 2017 due to higher municipal capital markets fees and commissions offset by lower municipal trading income during the third quarter of 2018.

Liquidity and Capital Resources
At September 30, 2018, total assets decreased by 3.4% from December 31, 2017. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company has met its longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2018, the Company had $3.0 million of such borrowings outstanding compared to outstanding borrowings of $118.3 million at December 31, 2017. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict the Company's ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $3.9 million and $383,000, respectively, at September 30, 2018. In December 2017, Oppenheimer Europe Ltd. received approval from the FCA for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm, effective in January 2018. In December 2017, the Company contributed additional capital of $7.0 million to Oppenheimer Europe Ltd. in order to facilitate this new permissioning. See note 13 to the condensed consolidated financial statements in Item 1 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries in such subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with earnings of foreign subsidiaries is estimated at $2.9 million for those subsidiaries with respect to which the Company would be subject to residual U.S. tax on cumulative earnings through September 30, 2018 were those earnings to be repatriated. The Company has continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. With the passage of the TCJA, the Company will review its historical treatment of these earnings to determine whether its historical practice will continue or whether a change is warranted.
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
On August 24, 2018, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and affirmed its stable outlook. On June 13, 2018, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. The Company advanced $4.2 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2018 ($4.6 million for the three months ended September 30, 2017) as upfront or backend inducements to continue employment. The amount of funds allocated to such inducements will vary with hiring activity.
The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates not exceeding the broker call rate. At September 30, 2018, bank call loans were $3.0 million ($118.3 million at December 31, 2017 and $130.1 million at September 30, 2017). The average daily bank loan outstanding for the three and nine months ended September 30, 2018 was $25.1 million and $68.9 million, respectively ($105.7 million and $137.9 million for the three and nine months ended September 30, 2017, respectively). The largest daily bank loan outstanding for the three and nine months ended September 30, 2018 was $107.9 million and $516.5 million, respectively ($230.4 million and $247.6 million for the three and nine months ended September 30, 2017, respectively). The average weighted interest rate on bank call loans applicable on September 30, 2018 was 3.0%.
At September 30, 2018, securities loan balances totaled $197.3 million ($180.3 million at December 31, 2017 and $179.2 million at September 30, 2017). The average daily securities loan balance for the three and nine months ended September 30, 2018 was $216.2 million and $210.8 million, respectively ($170.4 million and $162.8 million for the three and nine months ended September 30, 2017, respectively). The largest daily stock loan balance for the three and nine months ended September 30, 2018 was $250.5 million and $274.6 million, respectively ($208.8 million for the three and nine months ended September 30, 2017).
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

Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At September 30, 2018, the gross balances of reverse repurchase agreements and repurchase agreements were $101.0 million and $705.5 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2018 was $168.0 million and $754.5 million, respectively ($200.4 million and $601.3 million, respectively, for the three months ended September 30, 2017). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2018 was $394.8 million and $1.1 billion, respectively ($303.4 million and $741.3 million, respectively, for the three months ended September 30, 2017).
During the three and nine months ended September 30, 2018, the Company obtained additional liquidity on its ARS owned of $45.2 million and $66.1 million, respectively, through ARS issuer redemptions and tender offers, net of additional client buybacks.
At September 30, 2018, the gross leverage ratio was 4.3.
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
Funding Risk

(Expressed in thousands)
	For the nine months ended September 30,
	2018	2017
Cash provided by (used in) operating activities	$118,279	$(34,386)
Cash used in investing activities	(6,770)	(2,312)
Cash (used in) provided by financing activities	(122,132)	16,579
Net decrease in cash and cash equivalents	$(10,623)	$(20,119)
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

Other Matters
On October 26, 2018, the Board of Directors declared a regular quarterly cash dividend of $0.11 per share of Class A and Class B Stock payable on November 23, 2018 to stockholders of record on November 9, 2018.
The book value of the Company's Class A and Class B Stock was $40.94 at September 30, 2018 compared to $39.55 at December 31, 2017, based on total outstanding shares of 13,277,596 and 13,238,868, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the three months ended September 30, 2018 was 14,140,263 compared to 13,763,516 outstanding for the same period in 2017.
Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of September 30, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of September 30, 2018, the Company purchased and holds (net of redemptions) approximately $40.8 million in ARS from its clients. In addition, the Company is committed to purchase another $7.2 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At September 30, 2018, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award. The ultimate amount of ARS to be repurchased by the Company under both the settlements with the Regulators and the legal settlements and awards cannot be predicted with any certainty and will be impacted by redemptions by issuers, the Company's financial and regulatory constraints, and legal and other actions by clients during the relevant period, which also cannot be predicted.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At September 30, 2018, the amount of ARS held by the Company that was below investment grade was $75,000 and the amount of ARS that was unrated was $nil.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at September 30, 2018
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities Owned (1)	$40,800	$3,117	$37,683
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	7,233	1,079	6,154
Total	$48,033	$4,196	$43,837

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the condensed consolidated balance sheet at September 30, 2018. The valuation adjustment amount is included as a reduction to securities owned on the condensed consolidated balance sheet at September 30, 2018.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the condensed consolidated balance sheet at September 30, 2018.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at September 30, 2018. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $7.7 million of ARS as of September 30, 2018.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $4.2 million as of September 30, 2018. The valuation adjustment is comprised of $3.1 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of September 30, 2018 and $1.1 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under legal settlements and awards. As of September 30, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $7.7 million of ARS as of September 30, 2018. Since the Company was not committed to purchase this amount as of September 30, 2018, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
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
Contractual Obligations
The following table sets forth the Company's contractual obligations as of September 30, 2018:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations	$260,500	$40,867	$70,780	$57,618	$91,235
Committed Capital	1,400	1,400	—	—	—
Senior Secured Notes (1)(2)	254,038	13,500	27,000	213,538	—
ARS Purchase Commitments (3)	7,233	49	7,184	—	—
Total	$523,171	$55,816	$104,964	$271,156	$91,235

(1)	See note 9 to the condensed consolidated financial statements in Item 1 for additional information.

(2)	Includes interest payable of $54.0 million through maturity.

(3)	See note 12 to the condensed consolidated financial statements in Item 1 for additional information.

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
Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to remain within the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN, FINRA and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the adoption and implementation of the SEC's proposed "Regulation Best Interest" and other regulations in recent years, (xii) the effectiveness of the Company's efforts to reduce costs and manage compensation expense, (xiii) war, international police actions, terrorist acts and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crises in foreign countries, (xiv) the Company's ability to achieve its business plan, (xv) corporate governance issues, (xvi) the consolidation of the banking and financial services industry, (xvii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xviii) credit, operational, legal and regulatory risks, (xix) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain's June 23, 2016 referendum to exit the EU beginning in March 2019 ("Brexit"), (xx) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxi) potential cybersecurity threats, (xxii) the effect of technological innovation on the financial services industry and business, (xxiii) risks related to the changes by S&P Global Ratings ("S&P") or Moody's Investor Service, Inc. ("Moody's") of its rating on the Company and on the Company's long-term debt, (xxiv) risks related to elections results, Congressional gridlock, government shutdowns and investigations, changes in or uncertainty surrounding regulations and threats of default by the federal government, (xxv) risks relate to trade wars, and (xxvi) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2018, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry since the financial crisis of 2008, including investigations by multiple regulators of matters involving the same or similar underlying facts and seeking substantial penalties, fines or other monetary relief.
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
Pursuant to the terms of the Order and AOD, the Company commenced and closed seventeen offers to purchase ARS from customer accounts when the Company's latest offer to purchase expired on February 12, 2018. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of September 30, 2018, the Company had purchased and holds (net of redemptions) $40.8 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
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
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of September 30, 2018, Oppenheimer had extended margin loans to four holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2018 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2017, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.

As of September 30, 2018, there were no pending ARS-related cases against Oppenheimer. As of September 30, 2018, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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

Item 1A. RISK FACTORS
During the nine months ended September 30, 2018, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the third quarter of 2018, the Company issued 18,602 shares of Class A Stock pursuant to the Company's share-based compensation plans to certain employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of October, 2018.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)