Form 10-K
period 2018-12-31
OPPENHEIMER HOLDINGS INC
filed 2019-03-01
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 1, 2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Not Applicable
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 29, 2018 was $368.4 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 29, 2018 of $28.00.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2019 was 12,946,841 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries, is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity & fixed income research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisers ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation organized to trade and clear syndicated corporate loans. The Company's international businesses are carried on through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey, Germany and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,073 financial advisers in 92 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2018, the Company held client assets under administration of $80.1 billion. Oppenheimer provides the following private client services:
Full-Service Brokerage — Oppenheimer offers full-service brokerage covering investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, and unit investment trusts. A portion of Oppenheimer's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors. In recent years, an increasing number of clients have chosen to do business through fee-based accounts.
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

ASSET MANAGEMENT
OAM is responsible for the Company's advisory programs and alternative investments businesses. The business includes discretionary and non-discretionary fee-based programs sponsored by Oppenheimer, OAM, Oppenheimer Investment Advisers ("OIA"), a division of OAM and Oppenheimer Investment Management LLC ("OIM"), as well as alternative investments sponsored through Advantage Advisers Multi Manager LLC, Advantage Advisers Management, LLC and Oppenheimer Alternative Investment Management LLC.
OAM offers tailored investment management solutions and services to high-net-worth private clients, institutions and investment advisers. These include, but are not limited to, portfolio management, manager research and due diligence, asset allocation advice and financial planning. OAM offers proprietary and third party investment management capabilities through separately managed accounts, alternative investments and discretionary and non-discretionary portfolio management programs as well as managed portfolios of mutual funds. Platform support functions include sales and marketing along with administrative services such as trade execution, client services, records management and client reporting and custody through Oppenheimer.
At December 31, 2018, the Company had $26.7 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed quarterly, in advance, and are calculated based on all fee based AUM balances at the end of the prior quarter. Revenue sharing arrangements for management and incentive fees in alternative investments are calculated on a pre-determined basis with registered and private investment companies.
The Company's asset management services include:
Separately Managed Accounts - The Company provides clients with two fee-based programs: (i) a Unified Managed Account which allows multiple investment managers, mutual funds and exchange-traded funds to be combined in a single custodial account; and (ii) a Strategic Asset Review dual contract program designed for clients seeking a direct contractual relationship with investment managers.
Mutual Fund Managed Accounts - The Company offers two fee-based mutual fund managed account programs through Portfolio Advisory Services ("PAS"): (i) PAS, a non-discretionary advisory program where clients choose mutual funds approved by the Company to create strategic asset allocations; and (ii) PAS Directed, a discretionary advisory program where an Oppenheimer adviser chooses the mutual funds to create the asset allocation and portfolio construction.
Discretionary Advisory Accounts - Oppenheimer offers three discretionary portfolio management programs. Through its Omega and Fahnestock Asset Management programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer advisers.
Non-Discretionary Advisory Accounts - Under Oppenheimer's Preference Program, Oppenheimer provides fee-based non-discretionary investment advisory services and consultation to clients.
Alternative Investments - The Company offers high-net-worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds, diversified private equity funds and single investment late stage private equity funds. For proprietary funds, the Company, through its subsidiaries, acts as a general partner.
Portfolio Enhancement Program - The Company offers qualified option investors the opportunity to participate in the Portfolio Enhancement Program which sells uncovered, out-of-the-money puts and calls on the S&P 500 Index. The program is funded and supported through special memorandum account releases from the collateral in an account owned by the investor.
Oppenheimer Investment Advisers - OIA provides taxable and non-taxable fixed income portfolios and strategies managed by internal portfolio managers.
Oppenheimer Investment Management LLC - OIM provides institutional taxable fixed income portfolio management strategies and solutions to Taft-Hartley funds, public pension funds, corporate pension funds, insurance companies, foundations and endowments.

CAPITAL MARKETS
Investment Banking
Oppenheimer employs approximately 100 investment banking professionals in the United States, the United Kingdom, Germany and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the consumer, energy, financial institutions, healthcare, rental services, technology and transportation and logistics sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions practice as well as Equities and Fixed Income platforms to provide its clients with tailored advice and access to capital markets.
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
Equities Capital Markets — Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer, energy, financial institutions, healthcare, rental services, technology and transportation and logistics.
Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt through finance transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on and acts as underwriter or placement agent on bond financings for both sovereign and corporate emerging market issuers.
Equities Division
Oppenheimer employs 32 senior analysts covering over 500 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S., in the EU (London and Geneva), and in Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans, attracted by the research product, insights and market intelligence provided by sales and trading staff as well as by the quality of execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.
Institutional Equity Sales and Trading — Oppenheimer acts as both principal and agent in the execution of its customers' orders. Oppenheimer buys, sells and maintains an inventory in order to "make a market". In executing customer orders for securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction. When an order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its brokerage customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market may also include those of issuers which are followed by Oppenheimer's research department.
Equity Research — Oppenheimer provides regular research reports, notes and earnings updates and also sponsors research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer arranges for company managements to meet with interested investors through arranged meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer's analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments.

Equity Derivatives and Index Options — Oppenheimer offers listed equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer's experienced professionals have expertise in many listed derivative products designed to serve the diverse needs of its institutional, corporate and private client base.
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
Taxable Fixed Income
Oppenheimer employs over 85 dedicated fixed income sales and trading professionals in offices in the U.S., the European Union ("EU") (London and Isle of Jersey) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales in highly rated ("investment grade") and non-highly rated ("non-investment grade") corporate bonds, mortgage-backed securities, U.S. government and agency bonds and the sovereign and corporate debt of industrialized and emerging market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department.
Institutional Fixed Income Sales and Trading - Oppenheimer trades and holds positions in public and private debt (including sovereign debt) securities, including investment and non-investment grade, distressed and convertible corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower or from a change in interest rates affecting the value of the security. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates.
Fixed Income Research - Oppenheimer has a total of eight fixed income research professionals. There are two dedicated research analysts covering companies that have issued high yield bonds in the United States. Oppenheimer's high yield corporate bond research effort is designed to identify debt issues that provide a combination of high yield plus capital appreciation over the short to medium term. One mortgage backed securities analyst focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Three professionals cover emerging markets fixed income issuers, including a publishing research analyst focused exclusively on sovereign bonds and a strategist providing commentary on emerging market corporate bond issuers. Two municipal bond research analysts are dedicated on the tax-exempt municipal bond market.
Public Finance and Municipal Trading
Public Finance - Oppenheimer's public finance group advises and raises capital for state and local governments, public agencies, private developers and other borrowers. The group assists its clients by developing and executing capital financing plans that meet our clients' objectives and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post-secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers and project financing. In addition to underwriting longer-term municipal securities, Oppenheimer also provides advice to municipal issuers with respect to the timing and issuance of short-term municipal notes, which Oppenheimer then underwrites and distributes as well as short-term notes for bridge financing of real estate projects.

Municipal Trading - Oppenheimer has regionally based municipal bond trading desks serving retail financial advisers and clients within their regions. The desks serve Oppenheimer's financial advisers in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The institutional desks assist in underwriting municipal securities originated by the Public Finance Department.
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
The size of Oppenheimer's securities positions vary substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See "Regulatory Capital Requirements" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.
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
CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is registered as a broker-dealer in securities with the U.S. Securities Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 and an investment adviser under the Investment Adviser Act of 1940, as amended (the "Adviser Act") and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located in the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the SEC under the Advisers Act. OAM provides investment advice to clients through separate accounts and wrap fee programs.
OPY Credit Corp.
OPY Credit was formed in order to facilitate leveraged loan transactions on behalf of investment banking clients seeking such services.

Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2018, Oppenheimer Trust held custodial assets of $290.4 million. See "Other Requirements" herein.
Freedom Investments, Inc.
Freedom presently offers discount services to a small number of individual clients. The Company is exploring expanding its services to offer a full spectrum of services to independent advisers and Registered Investment Advisers ("RIAs") clearing through Oppenheimer. The Company is currently developing the technology platform that would potentially support such a service offering.
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
Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and accounts with custodian banks in the United States as well as non-U.S. securities through EuroClear. The Company clears its non-U.S. international equities business in securities traded on European exchanges, carried on by Oppenheimer Europe Ltd. through Global Prime Partners Ltd. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer operates as an introducing broker and introduces its clients' commodities transactions through a correspondent firm on a fully disclosed basis. Through this arrangement, Oppenheimer offers full commodity services on all commodity exchanges.
EMPLOYEES
At December 31, 2018, the Company employed 2,976 employees (2,918 full-time and 58 part-time), of whom 1,073 were financial advisers.
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
Several key market events drastically altered the landscape for financial institutions since the financial crisis of 2008-9. Voluntary and involuntary consolidations as well as government assistance provided to U.S. financial institutions led to a greater concentration of capital and market share among large financial institutions. This, coupled with the ability of these financial institutions to finance their securities businesses with capital from other businesses, such as commercial banking deposits, as such institutions derive an aura of stability in the mind of the public ("too big to fail") and may put the Company at a significant competitive disadvantage.
We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. We also compete with advisers holding themselves out as "independent" and who are registered investment advisers or RIAs. We compete principally on the basis of the quality of our advisers, services, product selection, location and reputation in local markets. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified professionals, including successful financial advisers, research analysts, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized personnel.

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
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions seemingly from authorized parties but in fact from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the internet or hold it for ransom. Regulators are increasingly requiring companies to provide increased levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Corporate Information Security Officer and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" in Item 1A.

REGULATION
Self-Regulatory Organization Membership — Oppenheimer is a member firm of the following self-regulatory organizations ("SROs"): the Financial Industry Regulatory Authority ("FINRA"), the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association ("NFA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer is also a member of the Securities Industry and Financial Markets Association ("SIFMA"), a non-profit organization that represents the shared interests of participants in the United States financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.
Securities Regulation — The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. The Commodities Futures Trading Commission ("CFTC") is the federal agency charged with administration of the federal laws governing commodities and future trading. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the NFA. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the NFA has been designated as Oppenheimer's primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the CFTC, as the case may be) governing the industry and conduct periodic examinations of Oppenheimer's and Freedom's operations. In recent years, the SEC has increased its programs for examinations of registrants, even where such examinations overlap with examinations conducted by other entities. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.
Broker-dealer Regulation — The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, the CFTC and by SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer (for all or part of its activities), its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders.
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

The Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which supersedes the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for their compliance with the Sarbanes-Oxley Act of 2002. Management has determined that the Company's internal control over financial reporting as of December 31, 2018 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans due to the adoption of a uniform fiduciary standard of care of broker-dealers and investment advisers providing personalized investment advice about securities to such plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau also implemented new rules affecting the interaction between financial institutions and consumers.
Under rules issued by the SEC regarding registration of municipal advisers, certain activities will be covered by the fiduciary duty of a municipal adviser to its government clients imposed by the Dodd-Frank Act, and may result in the need for new written representations by issuers. They may also limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Oppenheimer registered as a municipal adviser and by virtue of such registration is now subject to additional regulation and oversight in respect of its municipal finance business. These rules impact the nature of Oppenheimer's interactions with public finance clients, and may have a negative impact on the volume of public finance transactions in which we maybe engaged.
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

Bank Secrecy Act and USA PATRIOT Act of 2001— The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) and requirements administered by the Financial Crimes Enforcement Network (“FinCEN”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and initial and on-going due diligence on customers. The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for obtaining and verifying customer identification at account opening; rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes. In May 2016, FinCEN issued a new rule that, since May 2018, has required certain financial institutions, including U.S. banks and broker-dealers, to obtain certain beneficial ownership information from legal entity clients. Failure to meet the requirements of the Bank Secrecy Act, the Patriot Act or FinCEN can lead to regulatory actions including significant fines and penalties.

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
Fiduciary Standard — Rulemaking by the U.S. Department of Labor and SEC— In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act ("ERISA") through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors. Under this new rule, investment advice given to an employee benefit plan or an individual retirement account ("IRA") is considered fiduciary advice. In March 2018, the U.S. 5th Circuit Court of Appeals found that the DOL did not have the jurisdiction to adopt the aforementioned rules and vacated the DOL Fiduciary Rules effective in June 2018.
On April 18, 2018, the SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisers and broker-dealers. Regulation Best Interest would create an intermediate standard requiring advisers and broker-dealers to act in the clients' "best interest" at all times. The proposal did not provide a definition of "best interest'. The proposed rules would require substantially greater record keeping than is currently the case. The rules would be applicable to all customers of broker-dealers and investment advisers. The public comment period applicable to Regulation Best Interest expired on August 7, 2018. The SEC has indicated its intention to move forward with a final rule proposal in 2019. It is too soon to predict whether and in what form the SEC will adopt Regulation Best Interest, the effect it may have on broker-dealers and investment advisers generally, the specific effect it will have on the Company's broker-dealer and investment management businesses, and the effect it will have on the Company’s competitive position in the financial services industry. During 2017, the Company reviewed its business and operating models in light of the DOL Fiduciary Rules and made structural and operational changes to the Company's broker-dealer and investment management businesses. The changes have had a negative impact on revenues derived from retirement accounts and the desirability of servicing such accounts, except when they are participating in fixed fee based programs. The Company is reviewing its business and operating models in light of the 5th Circuit ruling and the proposed Regulation Best Interest and may make further structural and operational changes in light of the vacated DOL Fiduciary Rules and in anticipation of the SEC adopting a version of the proposed Regulation Best Interest.
The Company believes new regulations generally increase the associated costs of doing business and put further pressure on conventional agency commission business conducted by broker-dealers.

Privacy — U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on Oppenheimer and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and in some cases, to clients. The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. Oppenheimer has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law.

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
Consolidated Audit Trail — The SEC approved Rule 613 on October 1, 2012 which introduced the requirement for a Consolidated Audit Trail ("CAT"), a central repository for all U.S. securities transactions that is to be utilized for monitoring of markets and for regulatory purposes by SROs and the SEC. The rule was issued as a response to Wall Street's May 6, 2010 "Flash Crash", during which the market sustained a significant decline without any underlying news or economic rationale. The CAT will be utilized to identify the beneficiary owner of every securities transaction and to correlate that information across market participants. In February 2015, the SROs submitted the CAT National Market System ("NMS") Plan to create the CAT and to announce the requirements for market participants. On November 15, 2016, the NMS Plan was unanimously approved by the SEC. The NMS Plan outlines the reporting requirements for industry participants, as well as the requirements for the Plan Processor, the entity that will hold and protect the data, while making it available to authorized users.
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
Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under MiFID II. New Basel III requirements being implemented in the European Union have changed how capital adequacy is reported under the Capital Requirements Directive ("CRD IV"), effective January 1, 2014, for Oppenheimer Europe Ltd. There are three capital ratios Oppenheimer Europe Ltd. must meet: 1) Common Equity Tier 1 ratio of 4.5%; 2) Tier 1 Capital ratio of 6.0%; and 3) Total Capital ratio of 8.0%. Under MiFID II, Oppenheimer Europe has applied for and received increased permissions, effective January 1, 2018, to be treated as a liquidity provider and as such may trade as principal with its institutional counter-parties in fixed income securities. This registration will require that Oppenheimer Europe Ltd. dedicate increased capital to its European business.
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
See note 17 to the consolidated financial statements appearing in Item 8 for further information on the Company's regulatory capital requirements.

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
The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of December 31, 2018, the Parent was in compliance with all of its covenants.
Securities Investor Protection Corporation ("SIPC")
Oppenheimer and Freedom are each members of the SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional "excess of SIPC" policy protection from certain underwriters at Lloyd's of London of an additional $99.5 million (and $900,000 for claims for cash balances) per customer. The "excess of SIPC" policy has an overall aggregate limit of liability of $300.0 million. The Company has entered into an indemnity agreement with Lloyd's of London pursuant to which the Company has agreed to indemnify Lloyd's of London for losses incurred by Lloyd's under the policy.

AVAILABLE INFORMATION
The Company's principal place of business is at 85 Broad Street, New York, NY 10004 and its telephone number is (212) 668-8000. The Company's internet address is http://www.oppenheimer.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other SEC filings and all amendments to those reports within 24 hours of such material being electronically filed with or furnished to the SEC.

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
In February 2008, the market for auction rate securities ("ARS") began experiencing disruptions due to the failure of auctions for preferred stocks issued to leverage closed end funds, municipal bonds backed by tax exempt issuers, and student loans backed by pools of student loans guaranteed by U.S. government agencies. The failure of the ARS market prevented clients of the Company from liquidating holdings in these positions or, in many cases, posting these securities as collateral for loans. The Company had operated in an agency capacity in this market and held and continues to hold ARS in its proprietary accounts and, as a result of this and the Company's ongoing repurchases from customers discussed below, is exposed to these liquidity issues as well. While a significant number of clients have had their ARS redeemed, there is no guarantee that any future ARS issuer redemptions will occur and, if so, that the Company's clients' ARS, or ARS held by the Company will be redeemed.
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. If the ARS market remains frozen, the Company may likely be further subject to claims by its clients. There can be no guarantee that the Company will be successful in defending any future actions against it. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters", Legal Proceedings in Item 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements" in Item 7 for additional details.
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
The securities industry and the Company's business are subject to extensive regulation by the SEC, state securities regulators, other governmental regulatory authorities and industry self-regulatory organizations. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations or by new or revised legislation or regulations imposed by them.

As a result of the financial crisis there was a call by politicians, commentators and various sections of the public for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act of 2010 enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see "Business — Regulation" in Item 1). The ultimate impact that the Dodd-Frank Act of 2010 and implementing regulations will have on us, the financial industry and the economy at large cannot be quantified until all of the implementing regulations called for under the legislation have been finalized and fully implemented. We are evaluating the impact of the proposed "Regulation Best Interest" on our business (see "Business — Regulation — Fiduciary Standard — Rulemaking by the U.S. Department of Labor and SEC" in Item 1). The implementation of this proposed rule may negatively impact our business.
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
Firms in the financial services industry have been operating in an onerous regulatory environment, which has become even more stringent in light of well-publicized fraud or "Ponzi" schemes. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 (the "1940 Act"), could result in investigations, sanctions and reputational damage. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.
Changes in regulations resulting from either the Dodd-Frank Act or any new regulations or laws may affect our businesses.
The market and economic conditions in the period after the financial crisis have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see "Business — Regulation" in Item 1 for a discussion of such changes, including the Volcker Rule). The Dodd-Frank Act impacts the manner in which we market our products and services, manage our business and operations, and interact with regulators, all of which could materially impact our results of operations, financial condition and liquidity. Certain provisions of the Dodd-Frank Act or other legislation that have or may impact our businesses include: the establishment of a fiduciary standard for broker-dealers; regulatory oversight of incentive compensation; the imposition of capital requirements on financial holding companies and to a lesser extent, greater oversight over derivatives trading; and restrictions on proprietary trading. To the extent the Dodd-Frank Act or other legislation impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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

It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. In 2018, the SEC has proposed Regulation Best Interest which many expect to result in a heightened standard of fiduciary conduct for broker-dealers. Any such standard, if mandated, would likely require us to review our product and service offerings and implement certain changes, as well as require that we incur additional regulatory costs in order to ensure compliance. see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment" in Item 7.
In addition, U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of that portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisers, is periodically reexamined and may be limited or modified in the future. In Europe, the recent effectiveness of MiFID II has eliminated the use of securities transactions to pay for research (see "Business — Regulation" in Item 1). Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.
Legislation has and may continue to result in changes to rules and regulations applicable to our business, which may negatively impact our business and financial results.
The securities industry is subject to extensive and constantly changing regulation. Broker-dealers and investment advisors are subject to regulations covering all aspects of the securities business. Any violation of these laws or regulations could subject us to the following events, any of which could have a material adverse effect on our business, financial condition and prospects: civil and criminal liability; sanctions, which could include the revocation of our subsidiaries' registrations as investment advisors or broker-dealers; the revocation of the licenses of our financial advisors; censures; fines; or a temporary suspension or permanent bar from conducting business.
The SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisers and broker-dealers. Regulation Best Interest would enact an intermediate standard requiring advisers and broker-dealers to act in the clients' "best interest" at all times. The proposed rules would require substantially greater record keeping than is currently the case. The rules would be applicable to all customers of broker-dealers and investment advisers. Additional rulemaking or legislative action could negatively impact the Company’s business and financial results. It is difficult to determine what impact “Regulation Best Interest” will have on our compliance costs, business, operations and profitability, although it appears likely to increase the cost of compliance.
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

Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, consumer confidence levels, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, prolonged levels increasing short-term interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could significantly impair our revenues and profitability.
U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Concerns about the European Union ("EU"), including Britain's anticipated exit from the EU ("Brexit"), and the stability of the EU's sovereign debt, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU's financial support programs. It is possible that other EU member states may choose to follow Britain's lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.
Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company's principal businesses. For example:

•
The Company's investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company's role in these transactions. In an environment of uncertain or unfavorable market or economic conditions such as we have observed in recent years, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company's investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company's pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including, but not limited, to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company's business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues.

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

•
In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more prevalent in recent years. This has led to a decline in the revenue the Company generates from commissions on the execution of trading transactions as turnover in client account diminishes. A continued lessening of investor interest in active investing and continued increase in passive investing may lead to a continued decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

•
Financial markets are susceptible to severe events such as dislocations which may lead to reduced liquidity. Under these extreme conditions, the Company's risk management strategies may not be as effective as they might otherwise be under normal market conditions.

•
Liquidity is essential to the Company's businesses. The Company's liquidity could be negatively affected by an inability to obtain funding on a regular basis either in the short term market through bank borrowings or in the long term market through senior and subordinated borrowings. Such illiquidity could arise through a lowering of the Company's credit rating or through market disruptions unrelated to the Company. The availability of unsecured financing is largely dependent on our credit rating which is largely determined by factors such as the level and quality of our earnings, capital adequacy, risk management, asset quality and business mix. As noted above, the Company has purchased, and will continue to purchase, auction rate securities from its clients which will reduce liquidity available to the Company for other purposes. The failure to secure the liquidity necessary for the Company to operate and grow could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.

•
Changes in interest rates (especially if such changes are rapid), sustained low or high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company's businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue.

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
At December 31, 2018, the Company had liabilities of $1.7 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its results of operations and financial condition, including the acceleration of the payment of debt.

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
Many aspects of the Company's business involve substantial risks of liability. An underwriter is exposed to substantial liability under federal and state securities laws, other federal and state laws, and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.The Company's underwriting activities will usually involve offerings of the securities of smaller companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, smaller companies are also more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or not at all, and to become insolvent. In addition, in market downturns, claims tend to increase. Each of these factors increases the likelihood that an underwriter may be required to contribute to an adverse judgment or settlement of a securities lawsuit.
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
A portion of the Company's assets arise from goodwill and intangibles recorded as a result of business acquisitions it has made. The Company is required to perform a test for impairment of such goodwill and intangible assets, at least annually. To the extent that there are continued declines in the markets and general economy, impairment may become more likely. If the test resulted in a write-down of goodwill and/or intangible assets, the Company would incur a significant loss. For further discussion of this risk, see note 18 to the consolidated financial statements appearing in Item 8.
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
The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company's ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company's risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company's financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company's credit risk to customers as well as to third parties and increases in general systemic risk. Certain of the Company's risk management systems are subject to regulatory review and may be found to be insufficient by the Company's regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Regulators regularly review companies' risk control practices, and, if found inadequate, bring enforcement actions and sanctions against such firms.
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
Risks related to insurance programs.
The Company's operations and financial results are subject to risks and uncertainties related to the use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly property and casualty, general liability, cyber crime, workers' compensation, and the portion of employee-related health care benefits plans funded by the Company, and certain errors and omissions liability, among others.
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
The Company runs the risk that employee misconduct could occur. Misconduct by employees could include:

•	employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading);

•	employee theft and improper use of Company or client property;

•	employees conspiring with other employees or third parties to defraud the Company;

•	employees hiding unauthorized or unsuccessful activities from the Company, including outside business activities that are undisclosed and may result in liability to the Company;

•	employees steering or soliciting their clients into investments which have not been sponsored by the Company and without the proper diligence;

•	the improper use of confidential information; or

•	employee conduct outside of acceptable norms including harassment.
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
Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards. Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, and violations of applicable privacy and other applicable laws and regulatory sanctions.
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

•	lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including regulatory actions by state and federal regulators; and

•	loss of reputation.
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
To the extent the Company conducts business outside the United States, it is subject to risks including, without limitation, the risk that it will be unable to provide effective operational support to these business activities, the risk of non-compliance with foreign laws and regulations, the general economic and political conditions in countries where it conducts business and currency fluctuations. The Company operates in Israel, the United Kingdom, the Isle of Jersey, Germany, Switzerland and Hong Kong. If the Company is unable to manage these risks relating to its foreign operations effectively, its reputation and results of operations could be harmed.
We may face exposure for environmental liabilities including in Canada.
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
The Company currently believes that future environmental claims, if any, that may be asserted will not be material and that its potential liability for known environmental matters is not material, however, there can be no guarantee that this is the case. Environmental statutes generally are far reaching in scope and seek to obtain jurisdiction over any company or individual involved in or related to a particular piece of land, no matter how tenuous that connection might be. Environmental and related remediation costs are difficult to quantify. Applicable law may impose joint and several liabilities on each potentially responsible party for the cleanup. See "Legal Proceedings" in Item 3.
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

The plans and preparations for such eventualities, including the sites themselves, may not be adequate or effective for their intended purpose. Recent weather-related incidents in parts of the United States have resulted in the need to close certain branch offices for short periods of time but have not affected our ability to service our clients in those parts of the country. These experiences lead us to believe that such occurrences will increase in number and severity in the future due to changing weather patterns.
Our conflicts of interest policies and procedures may leave us exposed to unidentified or unanticipated risk.
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
The Company issues two classes of shares, Class A Stock and Class B voting common stock (the "Class B Stock"). At December 31, 2018, there were 99,665 shares of Class B Stock outstanding compared to 12,941,809 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Over 96% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.
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
At December 31, 2018, the Company had 12,941,809 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 15,573 shares of Class A Stock, as well as outstanding unvested restricted stock awards granted for an additional 1,289,224 shares of Class A Stock. The Company is further authorized to issue up to 811,937 shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As the Company issues additional shares, stockholders' holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A Stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company's stockholders. The market price of the Company's Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. Oppenheimer Trust is based in Wilmington, Delaware. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, England, St. Helier, Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China.

Item 3. LEGAL PROCEEDINGS
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. There has been an increased incidence of regulatory investigations in the financial services industry since the financial crisis of 2008, including investigations by multiple regulators of matters involving the same or similar underlying facts, and seeking substantial penalties, fines or other monetary relief.
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its consolidated balance sheet and statement of cash flow. However, the Company's results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed seventeen offers to purchase ARS from customer accounts when the Company's latest offer to purchase expired on October 8, 2018. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of December 31, 2018, the Company had purchased and holds (net of redemptions) $40.7 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
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
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of December 31, 2018, Oppenheimer had extended margin loans to four holders of Eligible ARS from Massachusetts.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2018 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2018, for additional details of the agreements with the MSD and NYAG. The Company is continuing to cooperate with investigating entities from states other than Massachusetts and New York.
As of December 31, 2018, there were no pending ARS-related cases against Oppenheimer. As of December 31, 2018, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.

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
Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"). On July 27, 2011, the Court of Appeals denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full, and judgment was entered in Oppenheimer's favor and the court dismissed the case. On January 24, 2017, the Trustee appealed the summary judgment order to the U.S.N.D. GA. On February 12, 2018, the U.S.N.D. GA issued an order (the "District Court Order") reversing the Bankruptcy Court's summary judgment order and remanding the proceedings to the Bankruptcy Court. In March 2018, Oppenheimer moved to certify the District Court Order for interlocutory appeal. The Trustee opposed the motion for interlocutory appeal. On June 28, 2018, the Eleventh Circuit dismissed the direct appeal. On February 27, 2019, Oppenheimer's motion for interlocutory appeal before the U.S.N.D. GA was denied. The U.S.N.D. GA will set a date for trial to commence sometime in 2019. Oppenheimer believes it has meritorious defenses and intends to defend the claims vigorously.
On June 24, 2011, Oppenheimer was served with a petition in a matter pending in state court in Collin County, Texas captioned Jerry Lancaster, Providence Holdings, Inc., Falcon Holdings, LLC and Derek Lancaster v. Oppenheimer & Co., Inc., Oppenheimer Trust Company, Charles Antonuicci, Alan Reichman, John Carley, Park Avenue Insurance, LLC and Park Avenue Bank. The action requests unspecified damages, including exemplary damages, for Oppenheimer's alleged breach of fiduciary duty, negligent hiring, fraud, conversion, conspiracy, breach of contract, unjust enrichment and violation of the Texas Business and Commerce Code. The first amended petition alleges that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. Following removal to the United States District Court for the Eastern District of Texas, Sherman Division, Providence Holdings, Inc. filed a new action in that court against Oppenheimer, Oppenheimer Trust Company, and two individuals, re-asserting basically the same claims as above. On March 18, 2013, the Texas court approved the parties' stipulation to stay the action pending resolution of all claims among the parties in the action pending in Oklahoma styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., described below. On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. asserted cross-claims against Oppenheimer Holdings Inc., Oppenheimer Asset Management Inc., Oppenheimer Investment Management LLC, and Oppenheimer Trust Company of Delaware Inc. related to the same facts at issue in the Texas litigation discussed above. These cross-claims included claims for breach of fiduciary duty, various theories of fraud, violation of Texas commercial statutes, breach of contract, interference with prospective business advantage, and loss of business opportunity and sought undisclosed damages. That case is in fact discovery. On September 12, 2016, the Texas court administratively closed the 2012 TX Case pending resolution of the aforementioned Oklahoma action. Oppenheimer believes it has meritorious defenses to the claims raised and intends to defend against these claims vigorously, including pursuing dismissal of the claims against it.

In June 2012, a claim was filed in the Circuit Court, 11th Judicial Circuit in Miami-Dade County Florida, Probate Division (which was subsequently transferred in 2014 to the Civil Division ("Trial Court") where it remains), in a matter captioned Estate of Idelle Stern, by and through the court ordered limited ad litem, Rochelle Kevelson, Tikvah Lyons, and Joyce Genauer v. Oppenheimer Trust Company of Delaware Inc., Oppenheimer & Co. Inc., Oppenheimer Asset Management Inc., Eli Molallen, James P. Carley Jr., and Theron Hunting Worth Defendants. Plaintiffs allege that defendants failed properly to communicate with certain beneficiaries of the Stern Survivors Trust, Stern Marital Trust, and Stern Credit Shelter Trust (collectively, the "Stern Trusts") established by Idelle Stern prior to her death; that defendants failed to adequately communicate with Ms. Stern, who was the co-trustee of the Stern Trusts, during her lifetime; and that defendants failed to provide trust accountings to all qualified beneficiaries. There are other causes of action based on alleged Florida Blue Sky violations, elder abuse, breach of trust, constructive fraud and conspiracy. Plaintiffs sought damages of approximately $8 million, as well as treble damages under the applicable Florida elder abuse statute. On April 20, 2018, the Trial Court entered its Jury Trial Order, setting forth a new pre-trial schedule and providing for the trial to commence on February 4, 2019. In January 2019, Oppenheimer, on behalf of the defendants, reached an agreement in principle to settle the case pursuant to which Oppenheimer agreed to pay $1.8 million in exchange for plaintiffs' dismissing all claims against defendants with prejudice.
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
As of December 31, 2018, there were 1,304,797 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of February 28, 2019 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares	Number of Stockholders of Record
Class A Stock	12,946,841	81
Class B Stock	99,665	38
(c) Share-Based Compensation Plans
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
The Company's share-based compensation plans are described in note 15 to the consolidated financial statements appearing in Item 8.
(d) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2013	2014	2015	2016	2017	2018
Oppenheimer Class A Stock	100	96	72	77	110	105
S&P 500	100	111	111	121	145	136
S&P 500 / Diversified Financials	100	115	103	123	151	135
Stock Buy-Back
On May 5, 2017, the Company announced that its board of directors approved a share repurchase program that authorizes the
Company to purchase up to 650,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,178,571 then issued and outstanding shares of Class A Stock. This authorization supplemented the 40,734 shares that remained authorized and available under the Company's previous share repurchase program covering up to 665,000 shares of the Company's Class A Stock, which was announced on September 15, 2015, for a total of 690,734 shares authorized and available for repurchase. As of January 1, 2018, 508,906 shares were available to be purchased under this program.

During the year ended December 31, 2018, the Company purchased and canceled an aggregate of 236,122 shares of Class A Stock for a total consideration of $5.9 million ($24.96 per share). As of December 31, 2018, 272,784 shares were available to be purchased under this program.
Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's senior secured debt. The Company will cancel all of the shares repurchased. The Company expects to continue the share repurchase program indefinitely. The Company will base the timing and amounts of any purchases on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of share of Class A Stock. Depending on market conditions and other factors, the Company may commence or suspend repurchases from time to time without notice.

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 2018:

(Expressed in thousands, except number of shares and per share amounts)
	2018	2017	2016	2015	2014
Revenue	$958,154	$920,338	$857,779	$897,801	$981,135
Net income (loss) from continuing operations	28,876	21,870	(9,630)	(2,834)	5,056
Net income from discontinued operations	—	1,130	10,121	5,732	4,505
Net income	28,876	23,000	491	2,898	9,561
Net income (loss) attributable to non-controlling interest, net of tax	(16)	184	1,652	936	735
Net income (loss) attributable to Oppenheimer Holdings Inc.	$28,892	$22,816	$(1,161)	$1,962	$8,826
Basic net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$2.18	$1.65	$(0.72)	$(0.21)	$0.37
Discontinued operations	—	0.07	0.63	0.35	0.28
Net income (loss) per share	$2.18	$1.72	$(0.09)	$0.14	$0.65
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$2.05	$1.60	$(0.72)	$(0.21)	$0.36
Discontinued operations	—	0.07	0.63	0.35	0.26
Net income (loss) per share	$2.05	$1.67	$(0.09)	$0.14	$0.62
Total assets	$2,240,314	$2,438,517	$2,236,930	$2,698,004	$2,791,479
Long term debt	$199,096	$198,837	$149,352	$148,868	$148,383
Total liabilities	$1,694,992	$1,914,606	$1,723,596	$2,172,922	$2,257,747
Cash dividends per share of Class A and Class B Stock	$0.44	$0.44	$0.44	$0.44	$0.44
Total Oppenheimer Holdings Inc. stockholders' equity	$545,322	$523,550	$510,703	$518,058	$527,644
Book value per share attributable to Oppenheimer Holdings Inc. (1)	$41.81	$39.55	$38.22	$38.84	$38.71
Number of shares of capital stock outstanding (1)	13,041,474	13,238,868	13,360,760	13,338,166	13,630,368

(1)	The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event of a distribution of assets upon liquidation, dissolution or winding up.

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2018, the Company provided its services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets administered by the Company as of December 31, 2018 totaled $80.1 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At December 31, 2018, client assets under management ("AUM") totaled $26.7 billion. The Company provides trust services and products through Oppenheimer Trust Company of Delaware. The Company provides discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., the Company offers syndication as well as trading of issued syndicated corporate loans. At December 31, 2018, the Company employed 2,976 employees (2,918 full-time and 58 part-time), of whom 1,073 were financial advisers.
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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include certain distressed municipal securities, auction rate securities ("ARS") and investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner.

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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed at December 31, 2018 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2017, as follows:

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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value at December 31, 2018. See note 18 to the consolidated financial statements appearing in Item 8 for further discussion.

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
To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.  The Company determined that there were no material changes from the 2017 provisional estimate.
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

Prohibitions and Restrictions on Proprietary Trading and Certain Interests in, and Relationships with, Hedge Funds and Private Equity Funds (the "Volcker Rule") was published by the U.S. Federal Reserve Board as required by the Dodd-Frank Act in 2011. The Volcker Rule is not applicable to the Company. Recent changes have narrowed the application of the Volcker Rule to fewer institutions and broadened the ability of banks to service their clients through the use of their balance sheet.

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
In June 2016, in a referendum to consider the United Kingdom's continued participation in the EU, the United Kingdom voted in favor of withdrawing from the EU ("Brexit"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain and the EU will define their relationship effective with Great Britain's departure from the EU. Brexit has created significant uncertainty in both the United Kingdom and in the other member states around its economic impact and the operating requirements for businesses located in the United Kingdom after the effective date. The Company has a London-based business and the ability for it to passport its employees to conduct a financial services business in the EU post-Brexit is in considerable doubt. In addition, a number of its London-based employees do not hold British passports, although a number have applied for and received the right to continue to be employed in the United Kingdom. To date, there has been no discernible progress on the post-Brexit relationship between the EU and the UK. Failing the implementation of an agreed extension, the UK will leave the EU in March 2019 under a "hard" Brexit, leaving considerable uncertainty as to the ongoing relationship and a likely negative impact on all parties. Given the lack of clarity on the ultimate post-Brexit relationship between Great Britain and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the United Kingdom. The Company has opened an office in Frankfurt, Germany in the EU for its investment banking business and it will be available in the eventuality that it is needed in order to continue to conduct a securities business in the EU post-Brexit.
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
The Trump Administration has announced its intention to ease the regulatory burden on businesses. There can be no assurance that such easing will in fact take place, that it will have a favorable impact on financial service providers such as the Company, or that it will have a positive effect on the Company's business.
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

In September 2015, FINRA released Regulatory Notice 15-33 which provides guidance on effective liquidity risk management strategies. Based on the guidelines, broker-dealers are expected to rigorously evaluate their potential liquidity needs related to both market wide stress and idiosyncratic stresses, devote sufficient resources to measuring risks applicable to their businesses and report the results of such measurement to senior management. The reporting requirement includes a review of risks that are based on historical events and stresses that could occur but have not yet been observed. Additionally, based on the guidelines, every broker-dealer must consider developing contingency plans for addressing those risks so that the firm will have sufficient liquidity to operate after the stress occurs while continuing to protect customer assets. It must also conduct stress tests and other reviews to evaluate the effectiveness of the contingency plans, have a training plan for its staff and have tested the processes on which it intends to rely if such stresses occur. The Company has enhanced its liquidity risk management practices in light of these requirements.
On January 8, 2018, FINRA released for comment Regulatory Notice 18-02 "Liquidity Reporting and Notification" which would require member firms to notify FINRA no more than 48 hours after specified events that may signal an adverse change in liquidity risk. This notice would also require members to file a new Supplemental Liquidity Schedule ("SLS") detailing the largest customer and counterparty exposures as a supplement to the FOCUS Report. On the new SLS, member firms would report information related to specified financing transactions and other sources or uses of liquidity. The information would include among other things, financing terms, collateral types and the identity of large counterparties. The comment period has ended without the publication of final rules.
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
On February 19, 2015, the board of directors formed a Special Committee (later replaced by the Compliance Committee) in order to engage an independent law firm to conduct the review set forth above. On April 22, 2015, the Special Committee agreed to retain Kalorama Partners, LLP ("Kalorama") to act as the independent law firm. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee the Company's compliance with applicable rules and regulations.
On December 15, 2016, the Company's agreement with Kalorama expired by its terms. In May and June 2017, Kalorama delivered to the Company reports in connection with the January 2015 SEC Order, and another report in connection with the SEC's Municipalities Continuing Disclosure Cooperation "MCDC Initiative " (collectively, the "Required Reports"). Each of the reports has been reviewed by the Company and the Compliance Committee. In June 2018, the SEC began an examination of the Company to review the Company's assertions with respect to its fulfillment of Kalorama's recommendations in the Required Reports. That examination concluded in November of 2018. On October 29, 2018, Kalorama resigned as the independent law firm. On February 1, 2019 the Company engaged Locke Lord and Exiger LLC as successor independent consultants (“Successor IC’s”) to complete the review of the implementation of the recommendations made in the Required Reports. The Company expects to work with the Successor IC’s to finalize the implementation the remaining recommendations highlighted by the SEC exam staff during the examination.
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
On February 12, 2018, the SEC Division of Enforcement ("Enforcement Division") announced the Share Class Selection Disclosure Initiative ("SCSD Initiative") pursuant to which investment advisers were encouraged to self-report possible securities laws violations relating to the failure to make certain disclosures concerning mutual fund share class selection. On June 11, 2018, Oppenheimer and OAM notified the Enforcement Division that it intended to participate in the SCSD Initiative. Oppenheimer and OAM filed the information required by the SCSD Initiative on September 19, 2018. On February 7, 2019, Oppenheimer (and its affiliate Oppenheimer Asset Management, collectively “Oppenheimer”) filed an Offer of Settlement with the SEC (the “Offer”) pursuant to which Oppenheimer offered to disgorge approximately $3.5 million (the “Disgorgement Amo unt”) (including pre-judgment interest) of 12b-1 fees and agree to certain undertakings including the following: (i) within 30 days of the entry of an SEC Order, review and correct as necessary all relevant disclosure documents concerning mutual fund share class selection and 12b-1 fees; (ii) within 30 days of the entry of an SEC Order, evaluate whether existing clients should be moved to a lower-cost share class and move clients as necessary; (iii) within 30 days of the entry of an SEC Order, evaluate, update (if necessary), and review for the effectiveness of their implementation, Oppenheimer’s policies and procedures so that they are reasonably designed to prevent violations of the Investment Advisers Act in connection with disclosures regarding mutual fund share class selection; (iv) within 30 days of the entry of an SEC Order, notify affected investors (i.e., those former and current clients who, during the relevant period of inadequate disclosure, purchased or held 12b-1 fee paying share class mutual funds when a lower-cost share class of the same fund was available to the client) of the settlement terms of the Order in a clear and conspicuous fashion; and (v) within 40 days of the entry of an SEC Order, certify, in writing, compliance with the undertaking(s) set forth above. Oppenheimer is awaiting the entry of an SEC Order consistent with the above.
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' because, in the tight credit market in and subsequent to 2008, dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. Beginning in February 2008, uncertainties in the credit markets resulted in substantially all of the ARS market experiencing failed auctions. Certain clients of the Company continue to hold ARS in their individual or corporate accounts. Issuer redemptions and tender offers, combined with purchases by the Company, have reduced client holdings by approximately 99%.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2018, the Company purchased and holds (net of redemptions) approximately $40.7 million in ARS from its clients. As of December 31, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition, the Company is committed to purchase another $7.3 million from clients through 2020 under legal settlements and awards.
The Company's clients held at Oppenheimer approximately $22.4 million of ARS at December 31, 2018 exclusive of amounts that 1) were owned by Qualified Institutional Buyers ("QIBs"), 2) were transferred to the Company after February 2008, 3) were purchased by clients after February 2008, or 4) were transferred from the Company to other securities firms after February 2008. See "Off-Balance Sheet Arrangements" herein for additional details.
As part of its ongoing business, the Company records reserves for legal expenses, judgments, fines and/or awards attributable to litigation and regulatory matters. In connection therewith, the Company has maintained its legal reserves at levels it believes will resolve outstanding matters, but may increase or decrease such reserves as matters warrant. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. See "Legal Proceedings" in Item 3 and note 16 to the consolidated financial statements appearing in Item 8.
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

Results of Operations
The Company reported net income attributable to Oppenheimer Holdings Inc. of $28.9 million or $2.18 basic net income per share for the year ended December 31, 2018 compared with net income of $22.8 million or $1.72 basic net income per share for the year ended December 31, 2017. Income before income taxes from continuing operations for the year ended December 31, 2018 was $44.9 million compared with income before income taxes from continuing operations of $19.7 million for the year ended December 31, 2017. Revenue from continuing operations for the year ended December 31, 2018 was $958.2 million, an increase of 4.1% compared with revenue from continuing operations of $920.3 million for the year ended December 31, 2017.
The Company recorded an after-tax benefit of $9.0 million during the year ended December 31, 2017 primarily related to re-measuring deferred tax assets and deferred tax liabilities as a result of the enactment of the TCJA. There was no such after-tax adjustment made to the year end December 31, 2018; however, the Company did benefit from a lower marginal tax rate. Incentive fees earned during the year ended December 31, 2017 totaled $27.5 million as a result of the return on assets under management from alternative investments exceeding certain benchmark returns over a 12-month period. Incentive fees earned during the year ended December 31, 2018 totaled $0.8 million due to the volatility and significant decline in the valuation of assets held by alternative investment funds sponsored by the Company during 2018.
The following table sets forth the amount and percentage of the Company's revenue from each principal source for each of the following years ended December 31:

Expressed in thousands)
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commissions	$329,668	34%	$336,620	37%	$377,317	44%
Advisory fees	314,349	33%	320,746	35%	269,119	31%
Investment banking	115,353	12%	78,215	8%	81,011	10%
Bank deposit sweep income	116,052	12%	76,839	8%	36,316	4%
Interest	52,484	5%	48,498	5%	47,649	6%
Principal transactions, net	14,461	2%	23,273	3%	20,481	2%
Other	15,787	2%	36,147	4%	25,886	3%
Total revenue	$958,154	100%	$920,338	100%	$857,779	100%
The Company derives most of its revenue from the operations of its principal subsidiaries, Oppenheimer and OAM. Although maintained as separate entities, the operations of the Company's brokerage subsidiaries both in the U.S. and other countries are closely related because Oppenheimer acts as clearing broker in transactions initiated by these subsidiaries.

The following table and discussion summarizes the changes in the major revenue and expense categories for the past two years:

(Expressed in thousands)
	2018 versus 2017		2017 versus 2016
	Amount Change	% Change	Amount Change	% Change
Revenue
Commissions	$(6,952)	(2.1)	$(40,697)	(10.8)
Advisory fees	(6,397)	(2.0)	51,627	19.2
Investment banking	37,138	47.5	(2,796)	(3.5)
Bank deposit sweep income	39,213	51.0	40,523	111.6
Interest	3,986	8.2	849	1.8
Principal transactions, net	(8,812)	(37.9)	2,792	13.6
Other	(20,360)	(56.3)	10,261	39.6
Total revenue	37,816	4.1	62,559	7.3
Expenses
Compensation and related expenses	5,054	0.8	17,428	3.0
Communications and technology	2,501	3.5	1,588	2.3
Occupancy and equipment costs	7	—	373	0.6
Clearing and exchange fees	(560)	(2.4)	(1,581)	(6.3)
Interest	18,042	63.6	8,917	45.9
Other	(12,345)	(10.9)	(5,794)	(4.9)
Total expenses	12,699	1.4	20,931	2.4
Income before income taxes from continuing operations	25,117	127.3	41,628	(190.2)
Income taxes	18,111	(848.7)	10,128	(82.6)
Net income from continuing operations	7,006	32.0	31,500	*

Discontinued operations
Income from discontinued operations	(2,071)	(100.0)	(15,268)	(88.1)
Income taxes	(941)	(100.0)	(6,277)	(87.0)
Net income from discontinued operations	(1,130)	(100.0)	(8,991)	(88.8)

Net income	5,876	25.5	22,509	4,584.3
Less net income attributable to non-controlling interest, net of tax	(200)	(108.7)	(1,468)	(88.9)
Net income attributable to Oppenheimer Holdings Inc.	$6,076	26.6	$23,977	*
* Percentage not meaningful.

Fiscal 2018 compared to Fiscal 2017
Revenue
Commission revenue was $329.7 million for the year ended December 31, 2018, a decrease of 2.1% compared with $336.6 million for the year ended December 31, 2017 due to lower retail and institutional fixed income commission revenue partially offset by higher institutional equities commission revenue during the 2018 year.
Advisory fees were $314.3 million for the year ended December 31, 2018, an decrease of 2.0% compared with $320.7 million for the year ended December 31, 2017 due to higher management fee income partially offset by lower incentive fee income.
Investment banking revenue was $115.4 million for the year ended December 31, 2018, an increase of 47.5% compared with $78.2 million for the year ended December 31, 2017 due to higher equity underwriting fees as well as higher merger and acquisition advisory fees during the 2018 year.
Bank deposit sweep income was $116.1 million for the year ended December 31, 2018, an increase of 51.0% compared with $76.8 million for the year ended December 31, 2017 due to higher short-term interest rates during the 2018 year.
Interest revenue was $52.5 million for the year ended December 31, 2018, an increase of 8.2% compared with $48.5 million in 2017 due primarily to an increase in interest revenue on margin extended to customers during the 2018 year.
Principal transactions revenue was $14.5 million for the year ended December 31, 2018, a decrease of 37.9% compared with $23.3 million for the year ended December 31, 2017 primarily due to recognized losses resulting from participating in tender offers of ARS during the 2018 year.
Other revenue was $15.8 million for the year ended December 31, 2018, a decrease of 56.3% compared to $36.1 million for the year ended December 31, 2017 primarily due to a decrease in the cash surrender value of Company-owned life insurance during the 2018 year and a favorable arbitration award during the 2018 year.
Expenses
Compensation and related expenses totaled $607.2 million during the year ended December 31, 2018, an increase of 0.8% compared with the year ended December 31, 2017. The increase was due to higher salaries, producer, and incentive compensation expenses partially offset by lower share-based and deferred compensation expenses during the year ended December 31, 2018. Compensation and related expenses as a percentage of revenue was 63.4% during the year ended December 31, 2018 compared with 65.4% during the year ended December 31, 2017.

Non-compensation expenses were $306.1 million during the year ended December 31, 2018, an increase of 2.6% compared with $298.5 million during the year ended December 31, 2017 due primarily to higher interest costs, legal and regulatory costs, and communication and technology costs partially offset by lower external portfolio manager costs during the year ended December 31, 2018 and the charge of $6.4 million associated with the settlement with the Israeli VAT Authority in the first quarter of 2017.

The effective income tax rate from continuing operations for the year ended December 31, 2018 was 35.6% compared with 10.8% (benefit) for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 benefited due to the Federal tax rate of 21% (versus 35% in prior years) as a result of the enactment of the TCJA in December 2017 offset by a detriment from the establishment of a valuation allowance for the deferred tax asset related to net operating losses of the Company's operations in Europe as well as larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA. The effective income tax rate for the year ended December 31, 2017 was positively impacted by the estimated impact of the TCJA which resulted in a net discrete after-tax benefit of $9.0 million.

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
Bank deposit sweep income was $76.8 million for the year ended December 31, 2017, an increase of 111.6% compared with $36.3 million for the year ended December 31, 2016 due to higher short-term interest rates during the 2017 year.
Interest revenue was $48.5 million for the year ended December 31, 2017, an increase of 1.8% compared with $47.6 million in 2016.
Principal transactions revenue was $23.3 million for the year ended December 31, 2017, an increase of 13.6% compared with $20.5 million for the year ended December 31, 2016 due primarily to increases in the valuation of firm investments during the 2017 year.
Other revenue was $36.1 million for the year ended December 31, 2017, an increase of 39.6% compared to $25.9 million for the year ended December 31, 2016 due to positive changes in the cash surrender value of Company-owned life insurance and a favorable arbitration award during the during the 2017 year.
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

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company's reportable business segments for the years ended December 31, 2018 and 2017:

(Expressed in thousands)
	For the Year Ended December 31,
	2018	2017	% Change
Revenue
Private Client	$617,871	$592,753	4.2
Asset Management	71,696	89,896	(20.2)
Capital Markets	272,719	231,632	17.7
Corporate/Other	(4,132)	6,057	(168.2)
	958,154	920,338	4.1
Income (Loss) before income taxes
Private Client	149,097	128,840	15.7
Asset Management	18,590	26,685	(30.3)
Capital Markets	(13,416)	(39,978)	(66.4)
Corporate/Other	(109,418)	(95,811)	14.2
	$44,853	$19,736	127.3
Private Client
Private Client reported revenue of $617.9 million for the year ended December 31, 2018, 4.2% higher than the year ended December 31, 2017 due to higher management fees, bank deposit sweep income and margin revenue partially offset by decreases in incentive fees, commissions and the cash surrender value of the Company-owned life insurance during the year ended December 31, 2018. Income before income taxes was $149.1 million for the year ended December 31, 2018, an increase of 15.7% compared with the year ended December 31, 2017 due to the foregoing partially offset by higher legal and regulatory costs during the year ended December 31, 2018.

•	Retail commissions were $196.7 million for the year ended December 31, 2018, a decrease of 3.2% from the year ended December 31, 2017.

•
Advisory fee revenue on traditional and alternative managed products was $243.5 million for the year ended December 31, 2018, an increase of 4.8% compared with the year ended December 31, 2017. The increase in advisory fees was due to the increase in management fees partially offset by a decrease in incentive fees earned from alternative investments.

•
Bank deposit sweep income was $116.1 million for the year ended December 31, 2018, an increase of 51.0% compared with $76.8 million for the year ended December 31, 2017 due to higher short-term interest rates during the year ended December 31, 2018.

Asset Management
Asset Management reported revenue of $71.7 million for the year ended December 31, 2018, 20.2% lower than the year ended December 31, 2017 due to lower incentive fees and a change in the method of reporting alternative investment management fees earned through an investment adviser that was adopted during the first quarter of 2018. The decrease for the year ended December 31, 2018 was partially offset by higher management fees from traditional products. Income before income taxes was $18.6 million for the year ended December 31, 2018, a decrease of 30.3% compared with the year ended December 31, 2017.

•
Advisory fee revenue on traditional and alternative managed products was $70.8 million for the year ended December 31, 2018, a decrease of 19.9% compared with the year ended December 31, 2017 primarily due to lower incentive fees and the change in the method of reporting management fees from alternative investments referred to above partially offset by higher management fees earned from traditional products during the year ended December 31, 2018.

•
AUM decreased 5.6% to $26.7 billion at December 31, 2018 compared with $28.3 billion at December 31, 2017, which is the basis for advisory fee billings for the first quarter of 2019. The decrease in AUM was comprised of asset depreciation of $2.2 billion and a positive net contribution of assets of $0.6 billion.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2018:

(Expressed in millions)
	For the Year Ended December 31, 2018
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$24,290	$4,738	$(4,107)	$(2,026)	$22,895
Institutional Fixed Income (2)	695	47	(45)	3	700
Alternative Investments:
Hedge funds (3)	2,590	350	(291)	(233)	2,416
Private Equity Funds (4)	185	—	—	35	220
Portfolio Enhancement Program (5)	521	6	(28)	(1)	498
	$28,281	$5,141	$(4,471)	$(2,222)	$26,729

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

Capital Markets
Capital Markets reported revenue of $272.7 million for the year ended December 31, 2018, 17.7% higher than the year ended December 31, 2017 due to higher fees from mergers and acquisitions activity and equities underwriting transactions partially offset by lower debt capital market transactions during the year ended December 31, 2018. Loss before income taxes was $13.4 million for the year ended December 31, 2018 compared with a loss before income taxes of $40.0 million for the year ended December 31, 2017. Results for this segment continue to be impacted by elevated compensation costs as the Company continues to re-position its business.

•
Institutional equities commissions increased 1.2% to $96.2 million for the year ended December 31, 2018 compared with the year ended December 31, 2017 due to higher client participation in the equities markets during the year ended December 31, 2018.

•
Advisory fees earned from investment banking activities increased 45.2% to $42.8 million for the year ended December 31, 2018 compared with the year ended December 31, 2017 due to an increase in mergers and acquisitions activity during the year ended December 31, 2018.

•
Equities underwriting fees increased 106.1% to $50.4 million for the year ended December 31, 2018 compared with the year ended December 31, 2017 due to increased capital raising activity during the year ended December 31, 2018.

•
Revenue from Global Fixed Income increased 1.2% to $74.5 million for the year ended December 31, 2018 compared with the year ended December 31, 2017 due to higher trading profits in government trading offset by lower institutional commissions and trading profits in municipal bonds during the year ended December 31, 2018.

Liquidity and Capital Resources
At December 31, 2018, total assets decreased by 8.1% from December 31, 2017. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. The Company finances its trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). The Company has met its longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At December 31, 2018, the Company had $15.0 million of such borrowings outstanding compared to outstanding borrowings of $118.3 million at December 31, 2017. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict the Company's ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.3 million and $383,000, respectively, at December 31, 2018. In December 2017, Oppenheimer Europe Ltd. received approval from the FCA for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm, effective in January 2018. In December 2017, the Company contributed additional capital of $7.0 million to Oppenheimer Europe Ltd. in order to facilitate this new permissioning. See note 17 to the consolidated financial statements appearing in Item 8 for further details. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by the regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $2.9 million for those subsidiaries. The Company has continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. With the passage of the TCJA, the Company will continue to review its historical treatment of these earnings to determine whether its historical practice will continue or whether a change is warranted.
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
On December 13, 2018, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and affirmed its stable outlook. On August 24, 2018, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and affirmed its stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. The Company's receivables are, for the most part, collateralized by marketable securities. The Company's collateral maintenance policies and procedures are designed to limit the Company's exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. The Company advanced $18.5 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2018 ($23.2 million for the year ended December 31, 2017) as upfront or backend inducements to continue employment. The amount of funds allocated to such inducements will vary with hiring activity.
The Company satisfies its need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2018, bank call loans were $15.0 million ($118.3 million at December 31, 2017). The average daily bank loan outstanding for the year ended December 31, 2018 was $53.3 million ($123.9 million for the year ended December 31, 2017). The largest daily bank loan outstanding for the year ended December 31, 2018 was $516.5 million ($247.6 million for the year ended December 31, 2017). The average weighted interest rate on bank call loans applicable on December 31, 2018 was 3.43%.
At December 31, 2018, securities loan balances totaled $146.8 million ($180.3 million at December 31, 2017). The average daily securities loan balance for the year ended December 31, 2018 was $209.8 million ($179.4 million for the year ended December 31, 2017). The largest daily stock loan balance for the year ended December 31, 2018 was $274.6 million ($279.5 million for the year ended December 31, 2017).
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
Certain of the Company's repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At December 31, 2018, the gross balances of reverse repurchase agreements and repurchase agreements were $82.4 million and $566.4 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2018 was $142.4 million and $729.0 million, respectively ($267.1 million and $708.5 million, respectively, for the year ended December 31, 2017). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2018 was $394.8 million and $1.1 billion, respectively ($661.4 million and $1.0 billion, respectively, for the year ended December 31, 2017).
During the year 2018, the Company obtained additional liquidity on its ARS owned of $66.1 million through ARS issuer redemptions and tender offers, net of additional client buybacks.
At December 31, 2018, the gross leverage ratio was 4.1

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
Funding Risk

(Expressed in thousands)
	For the Year Ended December 31,
	2018	2017
Cash provided by (used in) operating activities	$168,570	$(16,136)
Cash used in investing activities	(8,191)	(3,867)
Cash (used in) provided by financing activities	(117,858)	3,244
Net increase (decrease) in cash and cash equivalents	$42,521	$(16,759)
Management believes that funds from operations, combined with the Company's capital base and available credit facilities, are sufficient for the Company's liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom the Company relies to back away from providing funding to the securities industry. Such a development might impact the Company's ability to finance its day-to-day activities or increase the costs to acquire funding. The Company may or may not be able to pass such increased funding costs on to its clients. See "Factors Affecting 'Forward-Looking Statements'" herein.
Other Matters
On November 23, 2018, the Company paid a cash dividend of $0.11 per share of Class A and Class B Stock totaling approximately $1.5 million from available cash on hand.
On February 28, 2019, the Company paid a cash dividend of $0.11 per share of Class A and Class B Stock totaling approximately $1.4 million from available cash on hand.
The book value of the Company's Class A and Class B Stock was $41.81 at December 31, 2018 compared to $39.55 at December 31, 2017, based on total outstanding shares of 13,041,474 and 13,238,868, respectively.
The diluted weighted average number of shares of Class A and Class B Stock outstanding for the year ended December 31, 2018 was 14,061,369 compared to 13,673,361 outstanding on December 31, 2017.

Off-Balance Sheet Arrangements
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2018, the Company purchased and holds (net of redemptions) approximately $40.7 million in ARS from its clients. In addition, the Company is committed to purchase another $7.3 million in ARS from clients through 2020 under legal settlements and awards.
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
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients and received unfavorable legal awards requiring it to purchase ARS. The terms and conditions including the ARS amounts committed to be purchased under legal settlements are based on the specific facts and circumstances of each legal proceeding. In most instances, the purchase commitments are in increments and extend over a period of time. At December 31, 2018, no ARS purchase commitments related to legal settlements extended past 2020. To the extent the Company receives an unfavorable award, the Company usually must purchase the ARS provided for by the award within 30 days of the rendering of the award.
The ARS positions that the Company owns and is committed to purchase primarily represent auction rate preferred securities issued by closed-end funds and, to a lesser extent, municipal auction rate securities which are municipal bonds wrapped by municipal bond insurance and student loan auction rate securities which are asset-backed securities backed by student loans. At December 31, 2018, the amount of ARS held by the Company that was below investment grade was $75,000 and the amount of ARS that was unrated was $nil.

(Expressed in thousands)
Auction Rate Securities Owned and Committed to Purchase at December 31, 2018
		Valuation Adjustment
Product	Principal		Fair Value
Auction Rate Securities ("ARS") Owned (1)	$40,650	$2,698	$37,952
ARS Commitments to Purchase Pursuant to: (2)(3)
Settlements with the Regulators (4)	—	—	—
Legal Settlements and Awards (5)	7,305	1,096	6,209
Total	$47,955	$3,794	$44,161

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the consolidated balance sheet at December 31, 2018. The valuation adjustment amount is included as a reduction to securities owned on the consolidated balance sheet at December 31, 2018.

(2)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment is included in accounts payable and other liabilities on the consolidated balance sheet at December 31, 2018.

(3)	Specific ARS to be purchased under ARS Purchase Commitments are unknown until the beneficial owner selects the individual ARS to be purchased.

(4)
Commitments to purchase under settlements with the Regulators at at December 31, 2018. Eligible Investors for future buybacks under the settlements with Regulators held approximately $7.5 million of ARS as of December 31, 2018.

(5)	Commitments to purchase under various legal settlements and awards with clients through 2020.
Per the above table, the Company has recorded a valuation adjustment on its ARS owned and ARS purchase commitments of $3.8 million as of December 31, 2018. The valuation adjustment is comprised of $2.7 million which represents the difference between the principal value and the fair value of the ARS the Company owned as of December 31, 2018 and $1.1 million which represents the difference between the principal value and the fair value of the ARS the Company is committed to purchase under legal settlements and awards. As of December 31, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $7.5 million of ARS as of December 31, 2018. Since the Company was not committed to purchase this amount as of December 31, 2018, there were no valuation adjustments booked to recognize the difference between the principal value and the fair value for this remaining amount.
Additional information concerning the Company's off-balance sheet arrangements is included in note 6 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference. Also, see "Risk Factors — The Company may continue to be significantly affected by the failure of the Auction Rate Securities Market" in Item 1A as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Environment — Other Regulatory Matters" in Item 7 for additional details.

Contractual Obligations
The following table sets forth the Company's contractual obligations as of December 31, 2018:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)	$280,609	$39,684	$69,709	$56,960	$114,256
Committed Capital (1)	1,399	1,399	—	—	—
Senior Secured Notes (2)(3)	247,288	13,500	27,000	206,788	—
ARS Purchase Commitments (1)	7,305	—	7,305	—	—
Total	$536,601	$54,583	$104,014	$263,748	$114,256

(1)	See note 16 to the consolidated financial statements appearing in Item 8 for additional information.

(2)	See note 11 to the consolidated financial statements appearing in Item 8 for additional information.

(3)	Includes interest payable of $47.3 million through maturity.
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

Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to remain within the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business and reduce returns, (v) fluctuations in currency rates, (vi) general economic conditions, both domestic and international (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (ix) legal developments affecting the litigation experience of the securities industry and the Company, including developments arising from the failure of the Auction Rate Securities markets, the trading of low-priced securities, stepped up enforcement efforts by the SEC, FinCEN, FINRA and other regulators and the results of pending litigation and regulatory proceedings involving the Company, (x) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (xi) the adoption and implementation of the SEC's proposed "Regulation Best Interest" and other regulations in recent years, (xii) the effectiveness of the Company's efforts to reduce costs and manage compensation expense, (xiii) war, international police actions, terrorist acts and nuclear confrontation as well as political unrest and regime changes, health epidemics and economic crises in foreign countries, (xiv) the Company's ability to achieve its business plan, (xv) corporate governance issues, (xvi) the consolidation of the banking and financial services industry, (xvii) the effects of the economy on the Company's ability to find and maintain financing options and liquidity, (xviii) credit, operational, legal and regulatory risks, (xix) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain's June 23, 2016 referendum to exit the EU beginning in March 2019 ("Brexit"), (xx) risks related to the downgrade of U.S. long-term sovereign debt obligations and the sovereign debt of European nations, (xxi) potential cybersecurity threats, (xxii) the effect of technological innovation on the financial services industry and business, (xxiii) risks related to the changes by S&P Global Ratings ("S&P") or Moody's Investor Service, Inc. ("Moody's") of its rating on the Company and on the Company's long-term debt, (xxiv) risks related to elections results, Congressional gridlock, government shutdowns and investigations, changes in or uncertainty surrounding regulations and threats of default by the federal government, (xxv) risks relate to trade wars, and (xxvi) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Item 1A.

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
In addition to monitoring the credit-worthiness of its customers, Oppenheimer imposes more conservative margin requirements than those of the FINRA Rule 4210. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or lower if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the FINRA Rule 4210 permits loans of up to 75% of the value of the equity securities in a customer's account. Further discussion of credit risk appears in note 7 to the Company's consolidated financial statements appearing in Item 8.
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
Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk. See further discussion in note 6 to the consolidated financial statements appearing in Item 8.
Value-at-Risk. Value-at-risk is a statistical measure of the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. In response to the SEC's market risk disclosure requirements, the Company has performed a value-at-risk analysis of its trading of financial instruments and derivatives. The value-at-risk calculation uses standard statistical techniques to measure the potential loss in fair value based upon a one-day holding period and a 95% confidence level of loss. The calculation is based upon a variance-covariance methodology, which assumes a normal distribution of changes in portfolio value. The forecasts of variances and co-variances used to construct the model for the market factors relevant to the portfolio were generated from historical data. Although value-at-risk models are sophisticated tools, their use can be limited as historical data is not always an accurate predictor of future conditions. The Company attempts to manage its market exposure using other methods, including trading authorization limits and concentration limits.
At December 31, 2018 and 2017, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2018			VAR for Fiscal 2017
	High	Low	Average	High	Low	Average
Equity price risk	$507	$42	$181	$554	$152	$410
Interest rate risk	5,050	617	2,011	1,628	1,112	1,353
Commodity price risk	94	78	86	90	62	75
Diversification benefit	(4,808)	(443)	(1,783)	(951)	(1,234)	(1,103)
Total	$843	$294	$495	$1,321	$92	$735

(Expressed in thousands)
	VAR at December 31,
	2018	2017
Equity price risk	$54	$554
Interest rate risk	5,050	1,112
Commodity price risk	85	62
Diversification benefit	(4,808)	(1,226)
Total	$381	$502

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2018 from those reported in 2017 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2018 compared to December 31, 2017. The Company's portfolio as of December 31, 2018 includes approximately $15.1 million ($16.2 million in 2017) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2018, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2018 was effective.
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
The Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Oppenheimer Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
New York, NY
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 1, 2019
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2018	2017
ASSETS
Cash and cash equivalents	$90,675	$48,154
Deposits with clearing organizations	67,678	42,222
Receivable from brokers, dealers and clearing organizations	166,493	187,115
Receivable from customers, net of allowance for credit losses of $886 ($769 in 2017)	720,777	848,226
Income tax receivable	1,014	2,939
Securities purchased under agreements to resell	290	658
Securities owned, including amounts pledged of $517,951 ($655,683 in 2017), at fair value	837,584	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $25,109 and $6,800, respectively ($24,705 and $7,975, respectively, in 2017)	44,058	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $89,182 ($82,826 in 2017)	28,988	27,187
Intangible assets	32,100	31,700
Goodwill	137,889	137,889
Other assets	112,768	145,310
Total assets	$2,240,314	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$16,348	$42,412
Bank call loans	15,000	118,300
Payable to brokers, dealers and clearing organizations	289,207	211,483
Payable to customers	336,616	385,907
Securities sold under agreements to repurchase	484,218	586,478
Securities sold but not yet purchased, at fair value	85,446	94,486
Accrued compensation	167,348	173,116
Accounts payable and other liabilities	87,630	92,495
Senior secured notes, net of debt issuance costs of $904 ($1,163 in 2017)	199,096	198,837
Deferred tax liabilities, net of deferred tax assets of $41,722 ($46,247 in 2017)	14,083	11,092
Total liabilities	1,694,992	1,914,606
Commitments and contingencies (note 16)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,941,809 and 13,139,203 shares issued and outstanding as of December 31, 2018 and 2017, respectively	53,259	58,359
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	53,392	58,492
Contributed capital	41,776	36,546
Retained earnings	449,989	426,930
Accumulated other comprehensive income	165	1,582
Total Oppenheimer Holdings Inc. stockholders' equity	545,322	523,550
Non-controlling interest	—	361
Total stockholders' equity	545,322	523,911
Total liabilities and stockholders' equity	$2,240,314	$2,438,517
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2018	2017	2016
REVENUE
Commissions	$329,668	$336,620	$377,317
Advisory fees	314,349	320,746	269,119
Investment banking	115,353	78,215	81,011
Bank deposit sweep income	116,052	76,839	36,316
Interest	52,484	48,498	47,649
Principal transactions, net	14,461	23,273	20,481
Other	15,787	36,147	25,886
Total revenue	958,154	920,338	857,779
EXPENSES
Compensation and related expenses	607,192	602,138	584,710
Communications and technology	74,479	71,978	70,390
Occupancy and equipment costs	61,171	61,164	60,791
Clearing and exchange fees	22,985	23,545	25,126
Interest	46,396	28,354	19,437
Other	101,078	113,423	119,217
Total expenses	913,301	900,602	879,671
Income (Loss) before income taxes from continuing operations	44,853	19,736	(21,892)
Income taxes expenses (benefits)	15,977	(2,134)	(12,262)
Net income (loss) from continuing operations	28,876	21,870	(9,630)

Discontinued operations
Income from discontinued operations	—	2,071	17,339
Income taxes expenses (benefits)	—	941	7,218
Net income from discontinued operations	—	1,130	10,121

Net income	28,876	23,000	491
Less net income (loss) attributable to non-controlling interest, net of tax	(16)	184	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$28,892	$22,816	$(1,161)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$2.18	$1.65	$(0.72)
Discontinued operations	—	0.07	0.63
Net income (loss) per share	$2.18	$1.72	$(0.09)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$2.05	$1.60	$(0.72)
Discontinued operations	—	0.07	0.63
Net income (loss) per share	$2.05	$1.67	$(0.09)

Dividends declared per share	$0.44	$0.44	$0.44

Weighted average shares
Basic	13,248,876	13,246,423	13,368,768
Diluted	14,061,369	13,673,361	13,368,768
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2018	2017	2016
Net income	$28,876	$23,000	$491
Other comprehensive income (loss), net of tax
Currency translation adjustment	(1,417)	2,263	220
Comprehensive income	27,459	25,263	711
Net income (loss) attributable to non-controlling interest, net of tax	(16)	184	1,652
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$27,475	$25,079	$(941)

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2018	2017	2016
Share capital
Balance at beginning of year	$58,492	$59,361	$57,520
Issuance of Class A non-voting common stock	794	6,595	5,776
Repurchase of Class A non-voting common stock for cancellation	(5,894)	(7,464)	(3,935)
Balance at end of year	53,392	58,492	59,361
Contributed capital
Balance at beginning of year	36,546	41,765	44,438
Tax deficiency from share-based awards	—	—	(740)
Share-based expense	6,061	5,583	5,184
Vested employee share plan awards	(831)	(11,227)	(7,117)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	425	—
Balance at end of year	41,776	36,546	41,765
Retained earnings
Balance at beginning of year	426,930	410,258	417,001
Net income (loss) attributable to Oppenheimer Holdings Inc.	28,892	22,816	(1,161)
Dividends paid ($0.44 per share)	(5,833)	(5,836)	(5,887)
Dividends received from non-controlling interest	—	6	305
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	(314)	—
Balance at end of year	449,989	426,930	410,258
Accumulated other comprehensive income (loss)
Balance at beginning of year	1,582	(681)	(901)
Currency translation adjustment	(1,417)	2,263	220
Balance at end of year	165	1,582	(681)
Total Oppenheimer Holdings Inc. stockholders' equity	545,322	523,550	510,703
Non-controlling interest
Balance at beginning of year	361	2,631	7,024
Net income attributable to non-controlling interest, net of tax	(16)	184	1,652
Dividends paid to non-controlling interest	(345)	(2,448)	(5,740)
Dividends paid to parent	—	(6)	(305)
Balance at end of year	—	361	2,631
Total stockholders' equity	$545,322	$523,911	$513,334
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$28,876	$23,000	$491
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	6,871	5,657	6,788
Deferred income taxes	2,773	(2,045)	(2,941)
Amortization of notes receivable	12,540	11,791	12,960
Amortization of debt issuance costs	259	353	484
Write-off of debt issuance costs	—	430	—
Amortization of mortgage servicing rights	—	—	1,286
Provision for (reversal of) credit losses	117	(25)	(1,751)
Share-based compensation	6,710	12,573	6,203
Tax deficiency from share-based awards	—	—	(740)
Gain on sale of assets	—	—	(16,475)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(25,456)	(4,037)	11,305
Receivable from brokers, dealers and clearing organizations	20,622	27,819	145,882
Receivable from customers	127,332	(815)	(5,280)
Income tax receivable	1,925	2,877	5,104
Securities purchased under agreements to resell	368	23,348	182,493
Securities owned	89,013	(219,489)	24,725
Notes receivable	(16,078)	(22,212)	(10,210)
Loans held for sale	—	—	60,234
Mortgage servicing rights	—	—	(1,300)
Other assets	30,272	(37,130)	2,368
Increase (decrease) in operating liabilities:
Drafts payable	(26,064)	3,184	(8,783)
Payable to brokers, dealers and clearing organizations	77,724	(9,906)	56,843
Payable to customers	(49,291)	(64,039)	(144,887)
Securities sold under agreements to repurchase	(102,260)	208,394	(273,361)
Securities sold but not yet purchased	(9,040)	9,436	(41,443)
Accrued compensation	(6,418)	21,184	(6,864)
Accounts payable and other liabilities	(2,225)	(6,484)	(69,996)
Cash provided by (used in) operating activities	168,570	(16,136)	(66,865)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(8,672)	(5,611)	(5,731)
Purchase of intangible assets	(400)	—	—
Proceeds from sale of assets	—	—	45,448
Proceeds from the settlement of Company-owned life insurance	881	1,744	—
Cash (used in) provided by investing activities	(8,191)	(3,867)	39,717
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,833)	(5,836)	(5,887)
Cash dividends paid to non-controlling interest	(372)	(2,448)	(5,740)
Issuance of Class A non-voting common stock	70	26	—
Repurchase of Class A non-voting common stock for cancellation	(5,894)	(7,464)	(3,935)
Payments for employee taxes withheld related to vested share-based awards	(2,529)	(2,237)	(1,341)
Issuance of senior secured notes	—	200,000	—
Redemption of senior secured notes	—	(150,000)	—
Debt issuance costs	—	(1,297)	—
(Decrease) increase in bank call loans, net	(103,300)	(27,500)	45,600
Cash (used in) provided by financing activities	(117,858)	3,244	28,697
Net increase (decrease) in cash and cash equivalents	42,521	(16,759)	1,549
Cash and cash equivalents, beginning of year	48,154	64,913	63,364
Cash and cash equivalents, end of year	$90,675	$48,154	$64,913
Schedule of non-cash financing activities
Employee share plan issuance	$724	$6,569	$5,776
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$53,559	$23,899	$19,705
Cash paid (received) during the year for income taxes, net	$11,520	$(2,378)	$(5,009)
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

1.    Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services.
The Company has 92 retail branch offices in the United States and has institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF") which was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
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
In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, goodwill and other intangible assets, share-based compensation plans and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could be materially different from these estimates. A discussion of certain critical accounting policies in which estimates are a significant component of the amounts reported on the consolidated financial statements follows.

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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. Such financial instruments include certain distressed municipal securities, auction rate securities ("ARS") and investments in hedge funds and private equity funds where the Company, through its subsidiaries, is general partner.
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
Consolidation
The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders at risk and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the entity is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. Under Accounting Standards Update ("ASU") 2015-02, a general partner will not consolidate a partnership or similar entity under the voting interest model. See note 8 for further details.

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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed as of December 31, 2018 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2017, as follows:

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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value as of December 31, 2018.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Principal Transactions
Transactions in proprietary securities and related revenue and expenses are recorded on a trade date basis. Securities owned and securities sold but not yet purchased are reported at fair value generally based upon quoted prices. Realized and unrealized changes in fair value are recognized in principal transactions, net in the period in which the change occurs.
Investment Banking Fees
Advisory fees from mergers, acquisitions and restructuring transactions are recorded when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Retainer fees and engagement fees are recognized ratably over the service period.
Underwriting fees are recorded when the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and the related expenses are presented gross on the consolidated statement of operations.
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
Bank Deposit Sweep Income
Bank deposit sweep income consists of revenues earned from the Advantage Bank Deposit Program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. The Company earns the fee paid on these deposits after administrative fees are paid to the administrator of the program. The fee earned in the period is recorded in bank deposit sweep income and the portion of interest credited to clients is recorded in interest expense in the consolidated statement of operations.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Notes Receivable
Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statement of operations in compensation and related expenses.
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
Bank Call Loans
Bank call loans are generally payable on demand and bear interest at various rates, such loans were collateralized by firm and/or customer securities.
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
The Company records interest and penalties accruing on unrecognized tax benefits in income before income taxes as interest expense and other expense, respectively, in its consolidated statement of operations.
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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “TCJA”).  SAB 118 provides a measurement period, not to exceed 12 months from the date of enactment to complete, the accounting associated with the TCJA.  Under SAB 118, for matters for which the accounting related to the TCJA had not yet been completed, the Company recognized provisional amounts to the extent that they were reasonably estimable.  The Company has completed its accounting of the impact of the TJCA  in the current period and there were no significant changes to the provisional amounts previously recorded in accordance with SAB 118. See note 14, Income taxes.
New Accounting Pronouncements
Recently Issued
In February 2016, the FASB issued ASU 2016-02, "Leases." The ASU requires the recognition of a right-of-use asset and lease liability on the balance sheet by lessees for those leases classified as operating leases under previous guidance. The ASU is effective for fiscal years beginning after December 15, 2018. The Company evaluated the impact of adopting this ASU which will have a significant impact on its consolidated financial statements. Since the Company has operating leases in over 100 locations, equipment leases and embedded leases, the Company expects to recognize a significant right-of use asset and lease liability on its consolidated balance sheet upon adoption of this ASU. As of December 31, 2018, the Company estimates that it will record right-of-use assets between $170.0 million to $215.0 million and lease liabilities within the same range on the consolidated balance sheet upon the adoption of this standard, which predominately relates to real estate leases. The Company has elected the modified retrospective method and will include any cumulative-effect adjustment as of the date of adoption.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that the ASU will have on the Company; the adoption of the ASU is not currently expected to have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. The Company is no longer required to perform its Step 2 goodwill impairment test; instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, of the ASU on the Company; the adoption of the ASU is not currently expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities," which amends the hedge accounting recognition and presentation requirements. The ASU improves the transparency and understandability of information conveyed to financial statement users by better aligning companies' hedging relationships to their existing risk management strategies, simplifies the application of hedge accounting and increases transparency regarding the scope and results of the hedging program. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company is currently evaluating the impact, if any, of the ASU on the Company; the adoption of the ASU is not currently expected to have a material impact on the Company's consolidated financial statements.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

3.    Discontinued operations
OMHHF historically was engaged in the business of originating and servicing FHA-insured multifamily and healthcare facility loans and securitizing these loans into GNMA mortgage backed securities. OMHHF offered mortgage services to developers of commercial properties including apartments, elderly housing and nursing homes that satisfied FHA criteria. During 2016, the Company sold substantially all of the assets of OMHHF and ceased it operations.
The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the consolidated statements of operations. The following is a summary of revenue and expenses of OMHHF for the years ended December 31, 2018, 2017 and 2016:

(Expressed in thousands)
	For the Years Ended December 31,
	2018	2017	2016
REVENUE
Interest	$—	$8	$943
Principal transactions, net	—	—	(9,022)
Gain on sale of assets	—	—	16,475
Other (1)	—	2,165	16,917
Total revenue	—	2,173	25,313
EXPENSES
Compensation and related expenses	—	18	4,311
Communications and technology	—	27	221
Occupancy and equipment costs	—	—	415
Interest	—	12	408
Other	—	45	2,619
Total expenses	—	102	7,974
Income before income taxes	$—	$2,071	$17,339
Income attributable to non-controlling interest before income taxes	$—	$338	$2,830

(1)	Other revenue for the year ended December 31, 2017 was primarily due to an earn-out from the sale of OMHHF's pipeline business in 2016.
The following is a summary of cash flows of OMHHF for the years ended December 31, 2018, 2017 and 2016:

(Expressed in thousands)
	For the Years Ended December 31,
	2018	2017	2016
Cash provided by (used in) operating activities	$—	$5,721	$(14,097)
Cash provided by investing activities	—	—	45,448
Cash used in financing activities (1) (2)	(372)	(20,035)	(35,421)
Net decrease in cash and cash equivalents	$(372)	$(14,314)	$(4,070)

(1)
Includes cash dividends paid to OMHHF's parent (E.A. Viner International Co.) and non-controlling interest of $nil and $345,000, respectively, for the year ended December 31, 2018 ($12.6 million and $2.4 million, respectively, for the year ended December 31, 2017).

(2)	Includes $5.0 million paid to OMHHF's parent due to redemption of the parent's outstanding preferred stock for the year ended December 31, 2017.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

4.    Revenues from contracts with customers

In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers." The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's consolidated financial statements for the year ended December 31, 2018.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client AUM exceeds a specified benchmark return or other performance targets over a 12-month measurement period. Performance fees are considered variable as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the consolidated statement of operations.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the year ended December 31, 2018:

(Expressed in thousands)	For the Year Ended December 31, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$154,167	$—	$131,955	$89	$286,211
Mutual fund income	42,514	908	13	22	43,457
Advisory fees	243,474	70,775	67	33	314,349
Investment banking - capital markets	13,284	—	56,474	—	69,758
Investment banking - advisory	—	—	45,595	—	45,595
Bank deposit sweep income	116,052	—	—	—	116,052
Other	14,745	13	1,054	352	16,164
Total revenues from contracts with customers	584,236	71,696	235,158	496	891,586
Other sources of revenue:
Interest	37,581	—	13,739	1,164	52,484
Principal transactions, net	(1,125)	—	23,378	(7,792)	14,461
Other	(2,821)	—	444	2,000	(377)
Total other sources of revenue	33,635	—	37,561	(4,628)	66,568
Total revenue	$617,871	$71,696	$272,719	$(4,132)	$958,154

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
The Company had receivables related to revenue from contracts with customers of $23.7 million and $21.0 million at December 31, 2018 and January 1, 2018, respectively. The Company had no significant impairments related to these receivables during the year ended December 31, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at December 31, 2018	Opening Balance at January 1, 2018
Contract assets (receivables):
Commission (1)	$3,738	$2,007
Mutual fund income (2)	7,241	7,779
Advisory fees (3)	1,214	1,460
Bank deposit sweep income (4)	4,622	3,459
Investment banking fees (5)	3,996	3,926
Other	2,869	2,398
Total contract assets	$23,680	$21,029
Deferred revenue (payables):
Investment banking fees (6)	$318	$—
Total deferred revenue	$318	$—

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fee earned but not yet received.

(6)	Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2018, the contract costs were $1.6 million. There were no significant charges recognized in relation to these costs for year ended December 31, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

5.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2018	2017
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$108,144	$132,368
Receivable from brokers	20,140	19,298
Securities failed to deliver	7,021	9,442
Clearing organizations	28,777	24,361
Other	2,411	1,646
Total	$166,493	$187,115
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$146,815	$180,270
Payable to brokers	158	1,567
Securities failed to receive	27,799	17,559
Other	114,435	12,087
Total	$289,207	$211,483

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
Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client-related legal settlements and awards to purchase ARS, as of December 31, 2018, the Company purchased and holds (net of redemptions) approximately $40.7 million in ARS from its clients. In addition, the Company is committed to purchase another $7.3 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of December 31, 2018
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$21,350	$1	$21,349	Discounted Cash Flow	Discount Rate (2)	2.86% to 3.89%	3.88%
			—		Duration	1 Year	1 Year
					Current Yield (3)	2.69% to 4.05%	4.03%

Auction Rate Preferred Securities	18,950	2,697	16,253	Tender Offer (4)	N/A	N/A	N/A

Municipal Auction Rate Securities	75	—	75	Discounted Cash Flow	Discount Rate (5)	4.35%	4.35%
					Duration	2 years	2 years
					Current Yield (3)	5.51%	5.51%

Student Loan Auction Rate Securities	275	—	275	Discounted Cash Flow	Discount Rate (6)	3.68%	3.68%
					Duration	4.0 Years	4.0 Years
					Current Yield (3)	3.64%	3.64%
	$40,650	$2,698	$37,952
Auction Rate Securities Commitments to Purchase (7)
Auction Rate Preferred Securities	7,305	1,096	6,209	Tender Offer (4)	N/A	N/A	N/A

	$7,305	$1,096	$6,209
Total	$47,955	$3,794	$44,161

(1)
Principal amount represents the par value of the ARS and is included in securities owned on the consolidated balance sheet as of December 31, 2018. The valuation adjustment amount is included as a reduction to securities owned on the consolidated balance sheet as of December 31, 2018.

(2)	Derived by applying a multiple to a spread between 110% to 150% to the U.S. Treasury rate of 2.60%.

(3)	Based on current yields for ARS positions owned.

(4)	Residual ARS amounts owned and ARS commitments to purchase that were subject to tender offers were priced at the tender offer price. Included in Level 2 of the fair value hierarchy.

(5)	Derived by applying the sum of the spread of 175% to the U.S. Treasury rate of 2.49%.

(6)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.48%.

(7)
Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in accounts payable and other liabilities on the consolidated balance sheet as of December 31, 2018.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. Increases in short-term interest rates would increase the discount rate input used in the ARS valuation and thus reduce the fair value of the ARS (increase the valuation adjustment). Conversely, decreases in short-term interest rates would decrease the discount rate and thus increase the fair value of ARS (decrease the valuation adjustment). However, an increase (decrease) in the discount rate input would be partially mitigated by an increase (decrease) in the current yield earned on the underlying ARS asset increasing the cash flows and thus the fair value. Furthermore, movements in short term interest rates would likely impact the ARS duration (i.e., sensitivity of the price to a change in interest rates), which would also have a mitigating effect on interest rate movements. For example, as interest rates increase, issuers of ARS have an incentive to redeem outstanding securities as servicing the interest payments gets prohibitively expensive which would lower the duration assumption thereby increasing the ARS fair value. Alternatively, ARS issuers are less likely to redeem ARS in a lower interest rate environment as it is a relatively inexpensive source of financing which would increase the duration assumption thereby decreasing the ARS fair value. For example, see the following sensitivities:

•
The impact of a 25 basis point increase in the discount rate at December 31, 2018 would result in a decrease in the fair value of $22,000 (does not consider a corresponding reduction in duration as discussed above).

•
The impact of a 50 basis point increase in the discount rate at December 31, 2018 would result in a decrease in the fair value of $76,000 (does not consider a corresponding reduction in duration as discussed above).

These sensitivities are hypothetical and are based on scenarios where they are "stressed" and should be used with caution. These estimates do not include all of the interplay among assumptions and are estimated as a portfolio rather than as individual assets.
Due to the less observable nature of these inputs, ARS are primarily categorized in Level 3 of the fair value hierarchy. As of December 31, 2018, the Company had a valuation adjustment (unrealized loss) of $2.7 million for ARS owned which is included as a reduction to securities owned on the consolidated balance sheet. As of December 31, 2018, the Company also had a valuation adjustment of $1.1 million on ARS purchase commitments from legal settlements and awards which is included in accounts payable and other liabilities on the consolidated balance sheet. The total valuation adjustment was $3.8 million as of December 31, 2018. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2018:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,596	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,908	1,399	N/A	N/A
	$6,504	$1,399

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2018 and 2017, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,500	$—	$—	$10,500
Deposits with clearing organizations	34,599	—	—	34,599
Securities owned:
U.S. Treasury securities	657,208	—	—	657,208
U.S. Agency securities	812	6,494	—	7,306
Sovereign obligations	—	214	—	214
Corporate debt and other obligations	—	20,665	—	20,665
Mortgage and other asset-backed securities	—	2,486	—	2,486
Municipal obligations	—	52,261	—	52,261
Convertible bonds	—	31,270	—	31,270
Corporate equities	28,215	—	—	28,215
Money markets	7	—	—	7
Auction rate securities	—	16,253	21,699	37,952
Securities owned, at fair value	686,242	129,643	21,699	837,584
Investments (1)	—	—	101	101
Derivative contracts:
TBAs	—	4,873	—	4,873
Total	$731,341	$134,516	$21,800	$887,657
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$53,646	$—	$—	$53,646
U.S. Agency securities	—	3	—	3
Sovereign obligations	—	78	—	78
Corporate debt and other obligations	—	7,236	—	7,236
Convertible bonds	—	9,709	—	9,709
Corporate equities	14,774	—	—	14,774
Securities sold but not yet purchased, at fair value	68,420	17,026	—	85,446
Derivative contracts:
Futures	807	—	—	807
Foreign exchange forward contracts	4	—	—	4
TBAs	—	4,873	—	4,873
ARS purchase commitments	—	1,096	—	1,096
Derivative contracts, total	811	5,969	—	6,780
Total	$69,231	$22,995	$—	$92,226

(1)Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,490	$—	$—	$10,490
Deposits with clearing organizations	34,293	—	—	34,293
Securities owned:
U.S. Treasury securities	640,337	—	—	640,337
U.S. Agency securities	3,011	6,894	—	9,905
Sovereign obligations	—	608	—	608
Corporate debt and other obligations	—	12,538	—	12,538
Mortgage and other asset-backed securities	—	4,037	—	4,037
Municipal obligations	—	89,618	35	89,653
Convertible bonds	—	23,216	—	23,216
Corporate equities	34,067	—	—	34,067
Money markets	383	—	—	383
Auction rate securities	—	24,455	87,398	111,853
Securities owned, at fair value	677,798	161,366	87,433	926,597
Investments (1)	—	—	169	169
Derivative contracts:
TBAs	—	716	—	716
Total	$722,581	$162,082	$87,602	$972,265
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$53,425	$—	$—	$53,425
U.S. Agency securities	—	13	—	13
Sovereign obligations	—	1,179	—	1,179
Corporate debt and other obligations	—	4,357	—	4,357
Mortgage and other asset-backed securities	—	10	—	10
Convertible bonds	—	10,109	—	10,109
Corporate equities	25,393	—	—	25,393
Securities sold but not yet purchased, at fair value	78,818	15,668	—	94,486
Derivative contracts:
Futures	766	—	—	766
TBAs	—	614	—	614
ARS purchase commitments	—	—	8	8
Derivative contracts, total	766	614	8	1,388
Total	$79,584	$16,282	$8	$95,874

(1)	Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / Out	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1) (5)	87,398	1,351	6,300	(35,675)	(37,675)	21,699
Investments	169	(8)	—	—	(60)	101
Liabilities
ARS purchase commitments (2) (5)	8	(1,088)	—	—	1,096	—

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the consolidated statement of operations, except for gains (losses) from investments which are included in other income in the consolidated statement of operations.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

(5)	Represents transfers from Level 3 to Level 2 of the fair value hierarchy. Transfers were due to tender offers by issuers of ARS.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2017
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / Out	Ending Balance

Assets
Municipal obligations	$44	$(9)	$—	$—	$—	$35
Auction rate securities (1)	84,926	1,177	27,225	(1,475)	(24,455)	87,398
Investments	158	11	—	—	—	169
ARS purchase commitments (2)	849	(849)	—	—	—	—
Liabilities
ARS purchase commitments (2)	645	637	—	—	—	8

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)
Included in principal transactions in the consolidated statement of operations, except for gains (losses) from investments which are included in other income in the consolidated statement of operations.

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
Assets and liabilities not measured at fair value as of December 31, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$80,175	$80,175	$—	$—	$80,175
Deposits with clearing organization	33,079	33,079	—	—	33,079
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	108,144	—	108,144	—	108,144
Receivables from brokers	20,140	—	20,140	—	20,140
Securities failed to deliver	7,021	—	7,021	—	7,021
Clearing organizations	28,777	—	28,777	—	28,777
Other	2,411	—	2,411	—	2,411
	166,493	—	166,493	—	166,493
Receivable from customers	720,777	—	720,777	—	720,777
Securities purchased under agreements to resell	290		290	—	290
Notes receivable, net	44,058		44,058	—	44,058
Investments (1)	59,765	—	59,765	—	59,765

(1)	Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$16,348	$16,348	$—	$—	$16,348
Bank call loans	15,000	—	15,000	—	15,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	146,815	—	146,815	—	146,815
Payable to brokers	158	—	158	—	158
Securities failed to receive	27,799	—	27,799	—	27,799
Other	113,628	—	113,628	—	113,628
	288,400	—	288,400	—	288,400
Payables to customers	336,616	—	336,616	—	336,616
Securities sold under agreements to repurchase	484,218	—	484,218	—	484,218
Senior secured notes	200,000	—	199,722	—	199,722

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2017

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$37,664	$37,664	$—	$—	$37,664
Deposits with clearing organization	7,929	7,929	—	—	7,929
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	132,368	—	132,368	—	132,368
Receivables from brokers	19,298	—	19,298	—	19,298
Securities failed to deliver	9,442	—	9,442	—	9,442
Clearing organizations	24,361	—	24,361	—	24,361
Other	930	—	930	—	930
	186,399	—	186,399	—	186,399
Receivable from customers	848,226	—	848,226	—	848,226
Securities purchased under agreements to resell	658	—	658	—	658
Notes receivable, net	40,520	—	40,520		40,520
Investments (1)	65,404	—	65,404	—	65,404

(1)	Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$42,212	$42,212	$—	$—	$42,212
Bank call loans	118,300	—	118,300	—	118,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	180,270	—	180,270	—	180,270
Payable to brokers	1,567	—	1,567	—	1,567
Securities failed to receive	17,559	—	17,559	—	17,559
Other	10,707	—	10,707	—	10,707
	210,103	—	210,103	—	210,103
Payables to customers	385,907	—	385,907	—	385,907
Securities sold under agreements to repurchase	586,478	—	586,478	—	586,478
Senior secured notes	200,000	—	206,380	—	206,380
Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of December 31, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the consolidated statement of operations as principal transactions revenue, net.
The notional amounts and fair values of the Company's derivatives as of December 31, 2018 and 2017 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2018
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$729,500	$4,873
		$729,500	$4,873
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,580,800	$807
Other contracts	Foreign exchange forward contracts	200	4
	TBAs	729,500	4,873
	ARS purchase commitments	7,305	1,096
		$5,317,805	$6,780

(1)
See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivate instruments are not subject to master netting agreements, thus the related amounts are not offset.

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

(1)
See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivate instruments are not subject to master netting agreements, thus the related amounts are not offset.

(2)	Represents TBA purchase and sale contracts related to the legacy OMHHF business.
The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated statements of operations for the years ended December 31, 2018 and 2017:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Statement of Operations
	For the Year Ended December 31, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$592
Other contracts	Foreign exchange forward contracts	Other revenue	(7)
	TBAs	Principal transactions revenue	371
	ARS purchase commitments	Principal transactions revenue	(1,088)
			$(132)

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
			$282

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2018, bank call loans were $15.0 million ($118.3 million as of December 31, 2017). As of December 31, 2018, such loans were collateralized by firm and/or customer securities with market values of approximately $18.6 million and $1.6 million, respectively, with commercial banks.
As of December 31, 2018, the Company had approximately $1.0 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $112.6 million under securities loan agreements.
As of December 31, 2018, the Company had pledged $460.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2018, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2018:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$566,357
Securities loaned:
Equity securities	146,815
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$713,172

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2018 and 2017:

As of December 31, 2018
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$82,429	$(82,139)	$290	$—	$—	$290
Securities borrowed (1)	108,144	—	108,144	(105,960)	—	2,184
Total	$190,573	$(82,139)	$108,434	$(105,960)	$—	$2,474

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$566,357	$(82,139)	$484,218	$(480,322)	$—	$3,896
Securities loaned (2)	146,815	—	146,815	(139,232)	—	7,583
Total	$713,172	$(82,139)	$631,033	$(619,554)	$—	$11,479

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2017
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$200,712	$(200,054)	$658	$—	$—	$658
Securities borrowed (1)	132,368	—	132,368	(128,575)	—	3,793
Total	$333,080	$(200,054)	$133,026	$(128,575)	$—	$4,451

(1)	Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$786,532	$(200,054)	$586,478	$(585,289)	$—	$1,189
Securities loaned (2)	180,270	—	180,270	(170,176)	—	10,094
Total	$966,802	$(200,054)	$766,748	$(755,465)	$—	$11,283

(2)	Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of December 31, 2018, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2018, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $104.9 million ($127.2 million as of December 31, 2017) and $83.0 million ($221.6 million as of December 31, 2017), respectively, of which the Company has sold and re-pledged approximately $27.6 million ($30.9 million as of December 31, 2017) under securities loaned transactions and $83.0 million under repurchase agreements ($221.6 million as of December 31, 2017).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $518.0 million, as presented on the face of the consolidated balance sheet as of December 31, 2018 ($655.7 million as of December 31, 2017). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $20.2 million as of December 31, 2018 ($97.2 million as of December 31, 2017).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2018 are receivables from five major U.S. broker-dealers totaling approximately $86.2 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2018 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2018, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of December 31, 2018 and 2017:

(Expressed in thousands)
	As of December 31, 2018
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$291,200	$337	$—	$—	$337
Private equity funds	7,454	8	—	—	8
Total	$298,654	$345	$—	$—	$345

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	As of December 31, 2017
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$328,172	$713	$—	$—	$713
Private equity funds	15,668	12	—	2	14
Total	$343,840	$725	$—	$2	$727

(1)	Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(2)	Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

9.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2018	2017
Furniture, fixtures and equipment	$57,482	$53,260
Leasehold improvements	60,688	56,753
Total	118,170	110,013
Less accumulated depreciation	(89,182)	(82,826)
Total	$28,988	$27,187
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated statements of operations, was $6.9 million, $5.7 million and $6.8 million in the years ended December 31, 2018, 2017 and 2016, respectively.

10.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 4.25% at December 31, 2018 (3.25% at December 31, 2017). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2018	2017
Year-end balance	$15,000	$118,300
Weighted interest rate (at end of year)	3.43%	2.25%
Maximum balance (at any month-end)	161,800	230,400
Average amount outstanding (during the year)	53,271	123,918
Average interest rate (during the year)	2.66%	2.08%
Interest expense for the year ended December 31, 2018 on bank call loans was $1.4 million ($2.6 million in 2017 and $1.7 million in 2016).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2018	December 31, 2017
6.75% Senior Secured Notes	7/1/2022	$200,000	$200,000
Unamortized Debt Issuance Cost		(904)	(1,163)
		$199,096	$198,837
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "Old Notes") in the principal amount of $120.0 million, and pay all fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The Company capitalized the remaining $1.3 million and will amortize it over the term of the Notes.
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
The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of December 31, 2018, the Parent was in compliance with all of its covenants.
Interest expense for the year ended December 31, 2018 and 2017 on the Notes was $13.5 million and $7.0 million, respectively. Interest paid on the Notes for the year ended December 31, 2018 was $13.8 million ($nil in 2017).
8.75% Senior Secured Notes
On April 12, 2011, the Parent issued in a private offering $200.0 million in aggregate principal amount of Old Notes at an issue price of 100% of the principal amount. Interest on the Old Notes was payable semi-annually on April 15th and October 15th. On April 15, 2014, the Parent retired early $50.0 million of the Old Notes.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Interest expense for the year ended December 31, 2017 on the Old Notes was $6.7 million ($13.1 million in 2016). Interest paid on the Old Notes for the year ended December 31, 2017 was $9.4 million ($13.1 million in 2016).

12.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2018	2017
Class A Stock outstanding, beginning of year	13,139,203	13,261,095
Issued pursuant to share-based compensation plans (note 15)	38,728	328,458
Repurchased and canceled pursuant to the stock buy-back	(236,122)	(450,350)
Class A Stock outstanding, end of year	12,941,809	13,139,203
Stock buy-back
On May 5, 2017, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 650,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,178,571 then issued and outstanding shares of Class A Stock. This authorization supplemented the 40,734 shares that remained authorized and available under the Company's previous share repurchase program covering up to 665,000 shares of the Company's Class A Stock, which was announced on September 15, 2015, for a total of 690,734 shares authorized and available for repurchase. As of January 1, 2018, 508,906 shares were available to be purchased under this program.
During the year ended December 31, 2018, the Company purchased and canceled an aggregate of 236,122 shares of Class A Stock for a total consideration of $5.9 million ($24.96 per share). As of December 31, 2018, 272,784 shares remained available to be purchased under this program.
Any such share repurchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's senior secured debt. The Company will cancel all of the shares repurchased.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Dividends
The Company paid cash dividends of $0.44 per share to holders of Class A and Class B Stock in 2018, 2017 and 2016.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Year Ended December 31,
	2018	2017	2016
Basic weighted average number of shares outstanding	13,248,876	13,246,423	13,368,768
Net dilutive effect of share-based awards, treasury method (1)	812,493	426,938	—
Diluted weighted average number of shares outstanding	14,061,369	13,673,361	13,368,768

Net income (loss) from continuing operations	$28,876	$21,870	$(9,630)
Net income from discontinued operations	—	1,130	10,121
Net income	28,876	23,000	491
Net income (loss) attributable to non-controlling interest, net of tax	(16)	184	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$28,892	$22,816	$(1,161)

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$2.18	$1.65	$(0.72)
Discontinued operations (2)	—	0.07	0.63
Net income (loss) per share	$2.18	$1.72	$(0.09)

Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$2.05	$1.60	$(0.72)
Discontinued operations (2)	—	0.07	0.63
Net income (loss) per share	$2.05	$1.67	$(0.09)

(1)
For the year ended December 31, 2018, the diluted net income per share computation does not include the anti-dilutive effect of 4,050 shares of Class A Stock granted under share-based compensation arrangements (10,592 and 1,237,134 shares for the years ended December 31, 2017 and 2016, respectively).

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

14.    Income taxes
Income taxes from continuing operations shown in the consolidated statements of operations are reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$9,419	21.0%	$6,907	35.0%	$(7,662)	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3,144	7.0%	1,430	7.2%	(1,075)	4.9%
Unrecognized tax benefit	—	—%	(9)	—%	(603)	2.8%
Valuation allowance	1,833	4.1%	89	0.5%	1,208	-5.5%
Non-taxable income	(637)	-1.4%	(1,055)	-5.3%	(1,267)	5.8%
Provision to return adjustments	(326)	-0.7%	(1,277)	-6.5%	(4,167)	19.0%
Impact of the TCJA	—	—%	(9,013)	-45.7%	—	—%
Change in state and foreign tax rates	267	0.6%	(353)	-1.8%	264	-1.2%
Foreign tax rate differentials	112	0.2%	974	4.9%	143	-0.7%
Excess tax benefits from share-based awards	(81)	-0.2%	(493)	-2.5%	—	—%
Other non-deductible expenses	2,246	5.0%	666	3.4%	897	-4.1%
Total income taxes	$15,977	35.6%	$(2,134)	-10.8%	$(12,262)	56.0%
Income taxes from continuing operations included in the consolidated statements of operations represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2018	2017	2016
Current:
U.S. federal tax (benefit)	$10,355	$506	$(15,433)
State and local tax (benefit)	2,618	(1,326)	(4,631)
Non-U.S. operations	231	144	46
Total Current	13,204	(676)	(20,018)
Deferred:
U.S. federal tax (benefit)	395	(1,215)	5,856
State and local tax	1,438	1,725	617
Non-U.S. operations	940	(1,968)	1,283
Total Deferred	2,773	(1,458)	7,756
Total	$15,977	$(2,134)	$(12,262)
Loss before income taxes from continuing operations with respect to Non-U.S. operations was $4.0 million, $8.5 million and $965,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate from continuing operations for the year ended December 31, 2018 was 35.6% compared with 10.8% (benefit) for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 benefited due to the Federal tax rate of 21% (versus 35% in prior years) as a result of the enactment of the TCJA in December 2017 offset by a detriment from the establishment of a valuation allowance for the deferred tax asset related to net operating losses of the Company's operations in Europe as well as larger non-deductible expenses related to items such as entertainment, fringe benefits, regulatory fines and penalties, and limitations around the deductibility of executive compensation under the TCJA. The effective income tax rate for the year ended December 31, 2017 was positively impacted by the estimated impact of the TCJA which resulted in a net discrete after-tax benefit of $9.0 million. The net discrete after-tax benefit was comprised of a benefit of $29.0 million related to the re-measurement of deferred tax liabilities offset by a detriment of $19.6 million related to the re-measurement of deferred tax assets as well as a detriment of $0.4 million related to miscellaneous nondeductible items.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities from continuing operations as of December 31, 2018 and 2017 were as follows:

(Expressed in thousands)
	As of December 31,
	2018	2017
Deferred tax assets:
Deferred compensation	$18,909	$19,105
Deferred rent and lease incentives	9,597	10,303
Net operating losses and credits	7,071	10,535
Receivable reserves	2,350	2,663
Accrued expenses	2,863	1,104
Auction rate securities reserves	1,007	540
Involuntary conversion	1,692	1,670
Depreciation	370	500
Other	1,067	1,177
Total deferred tax assets	44,926	47,597
Valuation allowance	3,204	1,350
Deferred tax assets after valuation allowance	41,722	46,247
Deferred tax liabilities:
Goodwill	41,049	40,534
Partnership investments	8,227	9,184
Company-owned life insurance	6,277	7,426
Other	252	195
Total deferred tax liabilities	55,805	57,339
Deferred tax liabilities, net	$(14,083)	$(11,092)
The Company has deferred tax assets at December 31, 2018 of $2.5 million arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated). During the year ended December 31, 2018, the Company recorded a valuation allowance of $1.8 million against the deferred tax asset related to the net operating losses incurred by Oppenheimer Europe Ltd.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions is being amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability. As of December 31, 2017, the 15 year amortization period ended.
The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2014 in the U.S. federal jurisdiction.
The Company is under examination in various states in which the Company has significant business operations. The Company has closed tax years through 2010 for New York State and is currently under exam for the 2011 to 2014 tax years. The Company also has closed tax years through 2008 with New York City and is currently under exam for the 2009 to 2012 tax years. With the exception of New York State and City, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2015.
The Company has unrecognized tax benefits of $1.1 million, $1.1 million and $1.1 million as of December 31, 2018, 2017 and 2016, respectively, from continuing operations (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2018 and 2017 are $853,000 and $853,000 of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2018, the Company did not record any changes in unrecognized tax benefit. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2018	2017	2016
Balance at beginning of year	$1,079	$1,088	$2,490
Additions for tax positions of prior years	—	—	98
Lapse in statute of limitations	—	(9)	(652)
Settlements with taxing authorities	—	—	(848)
Balance at end of year	$1,079	$1,079	$1,088
In its consolidated statements of operations, the Company records interest and penalties accruing on unrecognized tax benefits in income (loss) before income taxes as interest expense and other expense, respectively. For the year ended December 31, 2018, the Company recorded tax-related interest expense of $113,000 in its consolidated statement of operations. For the year ended December 31, 2017, the Company recorded tax-related interest expense of $231,000 in its consolidated statement of operations. As of December 31, 2018 and 2017, the Company had an income tax-related interest payable of $345,000 and $232,000, respectively, on its consolidated balance sheets.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

15.    Employee compensation plans
The Company maintains various employee compensation plans for the benefits of its employees. Two types of employee compensation are granted under share-based compensation and cash-based compensation plans.
Share-based Compensation
Oppenheimer Holdings Inc. 2014 Incentive Plan
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP"). Pursuant to the OIP, the Compensation Committee of the Board of Directors of the Company (the "Committee") is permitted to grant options to purchase Class A Stock ("stock options"), Class A Stock awards and restricted Class A Stock (collectively "restricted stock awards") to or for the benefit of employees and non-employee directors of the Company and its subsidiaries as part of their compensation. Stock options are generally granted for five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. Restricted stock awards are generally awarded for a three or five year term and fully vest at the end of the term.
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
Restricted stock - The Company has granted restricted stock awards pursuant to the OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the OIP for the year ended December 31, 2018:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	1,067,296	$16.34	2.2 Years
Granted	333,959	25.96	3.0 Years
Vested	(39,465)	19.54	—
Forfeited	(72,566)	16.54	—
Nonvested at end of year	1,289,224	$18.72	1.8 Years
As of December 31, 2018, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2018 was $32.9 million. During the year ended December 31, 2018, the Company included $6.0 million ($5.6 million in 2017 and $5.2 million in 2016) of compensation expense in its consolidated statement of operations relating to restricted Class A Stock awards.
As of December 31, 2018, there was $11.2 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.8 years.
As of December 31, 2018, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 811,937.
On January 31, 2019, the Company awarded a total of 359,208 restricted shares of Class A Stock to current employees pursuant to the OIP. Of these restricted shares, 153,818 shares will cliff vest in three years and 205,390 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Stock options - The Company has granted stock options pursuant to the OIP. There were 15,573 and 14,499 options outstanding as of December 31, 2018 and 2017, respectively.
In the year ended December 31, 2018, the Company included $26,500 ($25,700 in 2017 and $19,900 in 2016) of compensation expense in its consolidated statement of operations relating to the expensing of stock options.
On January 31, 2019, the Company awarded a total of 3,578 options to purchase Class A Stock to current employees pursuant to the OIP. These options will be expensed over 4.5 years (the vesting period).
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2018:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2018
January 14, 2014	378,460	$23.48	13 Days	$2.11
January 9, 2015	428,920	21.94	1 Year	4.87
January 6, 2016	425,900	15.89	2 Years	9.90
January 6, 2017	409,660	18.90	3 Years	8.32
January 5, 2018	482,720	27.05	4 Years	5.96
	2,125,660
Total weighted average values		$21.58	2.1 Years	$6.30
The fair value as of December 31, 2018 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 14, 2014	January 9, 2015	January 6, 2016	January 6, 2017	January 5, 2018
Expected term (1)	13 Days	1 Year	2 Years	3 Years	4 Years
Expected volatility factor (2)	28.2%	27.6%	26.7%	29.0%	33.0%
Risk-free interest rate (3)	1.2%	2.6%	2.5%	2.5%	2.5%
Actual dividends (4)	$0.44	$0.44	$0.44	$0.44	$0.44

(1)	The expected term was determined based on the remaining life of the actual awards.

(2)	The volatility factor was measured using the weighted average of historical daily price changes of the Company's Class A Stock over a historical period commensurate to the expected term of the awards.

(3)	The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at December 31, 2018.

(4)	Actual dividends were used to compute the expected annual dividend yield.
As of December 31, 2018, 2,125,660 of outstanding OARs were unvested and nil were vested. As of December 31, 2018, the aggregate intrinsic value of OARs outstanding was $9.2 million. In the year ended December 31, 2018, the Company included $650,000 ($6.9 million in 2017 and $1.0 million in 2016) in compensation expense in its consolidated statement of operations relating to OARs awards. The liability related to the OARs was $6.9 million as of December 31, 2018.
As of December 31, 2018, there was $6.5 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.1 years.
On January 11, 2019, 560,156 OARs were awarded to Oppenheimer employees related to fiscal 2018 performance. These OARs will be expensed over 5 years (the vesting period).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Cash-based Compensation Plan
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $18,500, 18,000 and 18,000 per annum in 2018, 2017 and 2016, respectively. The Company made contributions to the 401(k) Plan of $1.8 million, $1.5 million and $1.3 million in 2018, 2017 and 2016, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals in fiscal 2018 of $9.4 million ($8.2 million in 2017 and $7.7 million in 2016). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to offset approximately 60% of the EDCP liability. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2018, the Company's liability with respect to the EDCP and DIP totaled $46.5 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2018.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The liability is being tracked against the value of an investment portfolio held by the Company for this purpose and, therefore, the liability fluctuates with the fair value of the underlying portfolio. As of December 31, 2018, the Company's liability with respect to this plan totaled $15.6 million.
The total amount expensed in 2018 for the Company's deferred compensation plans was $6.1 million ($17.1 million in 2017 and $11.8 million in 2016).

16.    Commitments and contingencies
Commitments
The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2034. Future minimum rental commitments under such office and equipment leases as of December 31, 2018 are as follows:

(Expressed in thousands)
2019	$39,684
2020	36,851
2021	32,858
2022	29,604
2023	27,356
2024 and thereafter	114,256
$280,609

The above table includes operating leases which have been signed by the Company's subsidiary, Viner Finance Inc., in which the Company is responsible for rent charges associated with its occupancy.

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company's rent expense for the year ended December 31, 2018 was $44.7 million ($45.6 million in 2017 and $44.4 million in 2016).
As of December 31, 2018, the Company had capital commitments of $1.4 million with respect to unfunded obligations in private equity funds sponsored by the Company.
As of December 31, 2018, the Company had no collateralized or uncollateralized letters of credit outstanding.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of December 31, 2018, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of December 31, 2018, the Company purchased and holds (net of redemptions) approximately $40.7 million in ARS from its clients. In addition, the Company is committed to purchase another $7.3 million in ARS from clients through 2020 under legal settlements and awards.
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
Eligible Investors for future buybacks continued to hold approximately $7.5 million of ARS principal value as of December 31, 2018. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represent the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients. As of December 31, 2018, there were no ARS purchase commitments related to legal settlements extending past 2020.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On February 12, 2018, the SEC Division of Enforcement ("Enforcement Division") announced the Share Class Selection Disclosure Initiative ("SCSD Initiative") pursuant to which investment advisers were encouraged to self-report possible securities laws violations relating to the failure to make certain disclosures concerning mutual fund share class selection. On June 11, 2018, Oppenheimer and OAM notified the Enforcement Division that it intended to participate in the SCSD Initiative. Oppenheimer and OAM filed the information required by the SCSD Initiative on September 19, 2018. On February 7, 2019, Oppenheimer (and its affiliate Oppenheimer Asset Management, collectively “Oppenheimer”) filed an Offer of Settlement with the SEC (the “Offer”) pursuant to which Oppenheimer offered to disgorge approximately $3.5 million (the “Disgorgement Amount”) (including pre-judgment interest) of 12b-1 fees and agree to certain undertakings including the following: (i) within 30 days of the entry of an SEC Order, review and correct as necessary all relevant disclosure documents concerning mutual fund share class selection and 12b-1 fees; (ii) within 30 days of the entry of an SEC Order, evaluate whether existing clients should be moved to a lower-cost share class and move clients as necessary; (iii) within 30 days of the entry of an SEC Order, evaluate, update (if necessary), and review for the effectiveness of their implementation, Oppenheimer’s policies and procedures so that they are reasonably designed to prevent violations of the Investment Advisers Act in connection with disclosures regarding mutual fund share class selection; (iv) within 30 days of the entry of an SEC Order, notify affected investors (i.e., those former and current clients who, during the relevant period of inadequate disclosure, purchased or held 12b-1 fee paying share class mutual funds when a lower-cost share class of the same fund was available to the client) of the settlement terms of the Order in a clear and conspicuous fashion; and (v) within 40 days of the entry of an SEC Order, certify, in writing, compliance with the undertaking(s) set forth above. Oppenheimer is awaiting the entry of an SEC Order consistent with the above.

17.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2018, the net capital of Oppenheimer as calculated under the Rule was $194.5 million or 20.86% of Oppenheimer's aggregate debit items. This was $175.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2018, Freedom had net capital of $5.3 million, which was $5.2 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2018, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 13.37% (required 4.5%);

•	Tier 1 Capital ratio 13.37% (required 6.0%); and

•	Total Capital ratio 13.65% (required 8.0%).
In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRV IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of December 31, 2018, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.
As of December 31, 2018, the regulatory capital of Oppenheimer Investments Asia Limited was $1.5 million, which was $1.1 million in excess of the $383,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

18.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2018 and 2017, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2018 and 2017 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of its carrying value.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the years ended December 31, 2018, 2017 and 2016. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Year Ended December 31,
	2018	2017	2016
Revenue
Private client (1)	$617,871	$592,753	$504,192
Asset management (1)	71,696	89,896	92,852
Capital markets	272,719	231,632	254,933
Corporate/Other	(4,132)	6,057	5,802
Total	$958,154	$920,338	$857,779
Income (loss) before income taxes
Private client (1)	$149,097	$128,840	$66,072
Asset management (1)	18,590	26,685	31,412
Capital markets	(13,416)	(39,978)	(17,713)
Corporate/Other	(109,418)	(95,811)	(101,663)
Total	$44,853	$19,736	$(21,892)

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

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2018, 2017 and 2016 was as follows:

(Expressed in thousands)
	Year Ended December 31,
	2018	2017	2016
Americas	$925,127	$880,602	$815,231
Europe/Middle East	29,292	36,364	39,048
Asia	3,735	3,372	3,500
Total	$958,154	$920,338	$857,779

20.    Subsequent events
On February 1, 2019, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on February 28, 2019 to holders of Class A Stock and Class B Stock of record on February 15, 2019.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

21.    Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2018	Fourth	Third	Second	First	Year
Revenue	$243,254	$237,814	$242,556	$234,530	$958,154
Expenses	227,671	230,670	230,055	224,905	913,301
Income before income taxes from continuing operations	15,583	7,144	12,501	9,625	44,853
Income taxes	7,316	2,083	3,662	2,916	15,977
Net income from continuing operations	8,267	5,061	8,839	6,709	28,876
Net income from discontinued operations	—	—	—	—	—
Net income	8,267	5,061	8,839	6,709	28,876
Less net income (loss) attributable to non-controlling interest, net of tax	6	(10)	(16)	4	(16)
Net income attributable to Oppenheimer Holdings Inc.	$8,261	$5,071	$8,855	$6,705	$28,892

Basic net income per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.62	$0.38	$0.67	$0.51	$2.18
Discontinued operations	—	—	—	—	—
Net income per share	$0.62	$0.38	$0.67	$0.51	$2.18
Diluted net income per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$0.59	$0.36	$0.63	$0.48	$2.05
Discontinued operations	—	—	—	—	—
Net income per share	$0.59	$0.36	$0.63	$0.48	$2.05

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1)
High	$33.76	$34.15	$29.80	$29.00	$34.15
Low	$23.52	$27.40	$24.60	$25.25	$23.52

(1)	The price quotations above were obtained from the New York Stock Exchange website.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2017	Fourth	Third	Second	First	Year
Revenue	$264,973	$226,220	$215,884	$213,261	$920,338
Expenses	248,403	214,392	217,521	220,286	900,602
Income (Loss) before income taxes from continuing operations	16,570	11,828	(1,637)	(7,025)	19,736
Income taxes	(4,598)	4,425	(274)	(1,687)	(2,134)
Net income (loss) from continuing operations	21,168	7,403	(1,363)	(5,338)	21,870
Net income (loss) from discontinued operations	29	461	53	587	1,130
Net income (loss)	21,197	7,864	(1,310)	(4,751)	23,000
Less net income attributable to non-controlling interest, net of tax	4	75	9	96	184
Net income (loss) attributable to Oppenheimer Holdings Inc.	$21,193	$7,789	$(1,319)	$(4,847)	$22,816

Basic net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.61	$0.56	$(0.10)	$(0.40)	$1.65
Discontinued operations	—	0.03	—	0.04	0.07
Net income (loss) per share	$1.61	$0.59	$(0.10)	$(0.36)	$1.72
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc.
Continuing operations	$1.54	$0.54	$(0.10)	$(0.40)	$1.60
Discontinued operations	—	0.03	—	0.04	0.07
Net income (loss) per share	$1.54	$0.57	$(0.10)	$(0.36)	$1.67

Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.44
Market price of Class A Stock (1)
High	$29.00	$17.70	$18.25	$19.60	$29.00
Low	$17.35	$15.40	$15.10	$15.90	$15.10

(1)	The price quotations above were obtained from the New York Stock Exchange website.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

22.    Condensed consolidating financial information
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of the Notes. The Company used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its Old Notes. See note 11 for further details.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$53,526	$3,826	$33,323	$—	$90,675
Deposits with clearing organizations	—	—	67,678	—	67,678
Receivable from brokers, dealers and clearing organizations	—	—	166,493	—	166,493
Receivable from customers, net of allowance for credit losses of $886	—	—	720,777	—	720,777
Income tax receivable	45,733	23,491	(702)	(67,508)	1,014
Securities purchased under agreements to resell	—	—	290	—	290
Securities owned, including amounts pledged of $517,951, at fair value	—	1,358	836,226	—	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $25,109 and $6,800, respectively	—	—	44,058	—	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $89,182	—	20,722	8,266	—	28,988
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889		137,889
Other assets	135	2,581	110,052	—	112,768
Deferred tax assets	1	455	18,494	(18,950)	—
Investment in subsidiaries	661,837	546,704	—	(1,208,541)	—
Intercompany receivables	(14,211)	46,840	(6,299)	(26,330)	—
Total assets	$747,021	$758,935	$2,168,245	$(1,433,887)	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$16,348	$—	$16,348
Bank call loans	—	—	15,000	—	15,000
Payable to brokers, dealers and clearing organizations	—	—	289,207	—	289,207
Payable to customers	—	—	336,616	—	336,616
Securities sold under agreements to repurchase	—	—	484,218	—	484,218
Securities sold but not yet purchased, at fair value	—	—	85,446	—	85,446
Accrued compensation	—	—	167,348	—	167,348
Accounts payable and other liabilities	163	31,653	55,823	(9)	87,630
Income tax payable	2,440	22,189	42,878	(67,507)	—
Senior secured notes, net of debt issuance cost of $904	199,096	—	—	—	199,096
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	33,029	(18,946)	14,083
Intercompany payables	—	26,334	—	(26,334)	—
Total liabilities	201,699	80,176	1,638,471	(225,354)	1,694,992
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	545,322	678,759	529,774	(1,208,533)	545,322
Total stockholders' equity	545,322	678,759	529,774	(1,208,533)	545,322
Total liabilities and stockholders' equity	$747,021	$758,935	$2,168,245	$(1,433,887)	$2,240,314

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,442	$3,716	$36,996	$—	$48,154
Deposits with clearing organizations	—	—	42,222	—	42,222
Receivable from brokers, dealers and clearing organizations	—	—	187,115	—	187,115
Receivable from customers, net of allowance for credit losses of $769	—	—	848,226	—	848,226
Income tax receivable	45,998	26,025	—	(69,084)	2,939
Securities purchased under agreements to resell	—	—	658	—	658
Securities owned, including amounts pledged of $655,683 at fair value	—	1,386	925,211	—	926,597
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,705 and $7,975, respectively	—	—	40,520	—	40,520
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $82,826	—	20,221	6,966	—	27,187
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	—	31,700	—	31,700
Goodwill	—	—	137,889	—	137,889
Other assets	133	2,573	142,604	—	145,310
Deferred tax assets	3,502	—	18,463	(21,965)	—
Investment in subsidiaries	622,824	507,747	—	(1,130,571)	—
Intercompany receivables	52,149	83,437	—	(135,586)	—
Total assets	$732,048	$757,663	$2,418,570	$(1,469,764)	$2,438,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$42,412	$—	$42,412
Bank call loans	—	—	118,300	—	118,300
Payable to brokers, dealers and clearing organizations	—	—	211,483	—	211,483
Payable to customers	—	—	385,907	—	385,907
Securities sold under agreements to repurchase	—	—	586,478	—	586,478
Securities sold but not yet purchased, at fair value	—	—	94,486	—	94,486
Accrued compensation	—	—	173,116	—	173,116
Accounts payable and other liabilities	7,221	33,994	51,280	—	92,495
Income tax payable	2,440	22,189	44,455	(69,084)	—
Senior secured notes, net of debt issuance costs of $1,163	198,837	—	—	—	198,837
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	17	33,040	(21,965)	11,092
Intercompany payables	—	62,163	73,423	(135,586)	—
Total liabilities	208,498	118,363	1,926,938	(339,193)	1,914,606
Stockholders' equity
Stockholders' equity attributable to Oppenheimer Holdings Inc.	523,550	639,300	491,271	(1,130,571)	523,550
Non-controlling interest	—	—	361	—	361
Total stockholders' equity	523,550	639,300	491,632	(1,130,571)	523,911
Total liabilities and stockholders' equity	$732,048	$757,663	$2,418,570	$(1,469,764)	$2,438,517

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$329,668	$—	$329,668
Advisory fees	—	1,938	316,829	(4,418)	314,349
Investment banking	—	—	115,353	—	115,353
Bank deposit sweep income	—	—	116,052	—	116,052
Interest	66	8,247	52,481	(8,310)	52,484
Principal transactions, net	—	—	14,515	(54)	14,461
Other	—	443	15,782	(438)	15,787
Total revenue	66	10,628	960,680	(13,220)	958,154
EXPENSES
Compensation and related expenses	1,548	—	605,644	—	607,192
Communications and technology	163	—	74,316	—	74,479
Occupancy and equipment costs	—	—	61,610	(439)	61,171
Clearing and exchange fees	—	—	22,985	—	22,985
Interest	13,500	—	41,205	(8,309)	46,396
Other	1,208	4,059	100,229	(4,418)	101,078
Total expenses	16,419	4,059	905,989	(13,166)	913,301
Income (loss) before income taxes	(16,353)	6,569	54,691	—	44,853
Income taxes expenses (benefits)	(4,371)	2,052	18,296	—	15,977
Net income (loss) from continuing operations	(11,982)	4,517	36,395	—	28,876

Equity in earnings of subsidiaries	40,874	36,411	—	(77,285)	—
Net income	28,892	40,928	36,395	(77,285)	28,876
Less net income attributable to non-controlling interest, net of tax	—	—	(16)	—	(16)
Net income attributable to Oppenheimer Holdings Inc.	28,892	40,928	36,411	(77,285)	28,892
Other comprehensive income	—	—	(1,417)	—	(1,417)
Total comprehensive income	$28,892	$40,928	$34,994	$(77,285)	$27,475

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$336,620	$—	$336,620
Advisory fees	—	1,752	323,114	(4,120)	320,746
Investment banking	—	—	81,215	(3,000)	78,215
Bank deposit sweep income	—	—	76,839	—	76,839
Interest	—	9,589	48,548	(9,639)	48,498
Principal transactions, net	—	17	23,256	—	23,273
Other	22	361	36,123	(359)	36,147
Total revenue	22	11,719	925,715	(17,118)	920,338
EXPENSES
Compensation and related expenses	1,237	—	600,901	—	602,138
Communications and technology	160	—	71,818	—	71,978
Occupancy and equipment costs	—	—	61,523	(359)	61,164
Clearing and exchange fees	—	—	23,545	—	23,545
Interest	13,740	—	24,253	(9,639)	28,354
Other	4,969	1,382	114,192	(7,120)	113,423
Total expenses	20,106	1,382	896,232	(17,118)	900,602
Income (loss) before income taxes	(20,084)	10,337	29,483	—	19,736
Income taxes expenses (benefits)	(7,110)	(12,655)	17,631	—	(2,134)
Net income (loss) from continuing operations	(12,974)	22,992	11,852	—	21,870

Discontinued operations
Income from discontinued operations	—	—	2,071	—	2,071
Income taxes	—	—	941	—	941
Net income from discontinued operations	—	—	1,130	—	1,130

Equity in earnings of subsidiaries	35,790	12,798	—	(48,588)	—
Net income	22,816	35,790	12,982	(48,588)	23,000
Less net income attributable to non-controlling interest, net of tax	—	—	184	—	184
Net income attributable to Oppenheimer Holdings Inc.	22,816	35,790	12,798	(48,588)	22,816
Other comprehensive income	—	—	2,263	—	2,263
Total comprehensive income	$22,816	$35,790	$15,061	$(48,588)	$25,079

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$377,317	$—	$377,317
Advisory fees	—	1,571	271,763	(4,215)	269,119
Investment banking	—	—	81,011	—	81,011
Bank deposit sweep income	—	—	36,316	—	36,316
Interest	—	10,242	47,804	(10,397)	47,649
Principal transactions, net	—	16	20,465	—	20,481
Other	—	326	25,885	(325)	25,886
Total revenue	—	12,155	860,561	(14,937)	857,779
EXPENSES
Compensation and related expenses	1,241	—	583,469	—	584,710
Communications and technology	124	—	70,266	—	70,390
Occupancy and equipment costs	—	—	61,116	(325)	60,791
Clearing and exchange fees	—	—	25,126	—	25,126
Interest	13,125	—	16,709	(10,397)	19,437
Other	1,887	1,284	120,261	(4,215)	119,217
Total expenses	16,377	1,284	876,947	(14,937)	879,671
Income (loss) before income taxes	(16,377)	10,871	(16,386)	—	(21,892)
Income taxes expenses (benefits)	(8,296)	3,325	(7,291)	—	(12,262)
Net income (loss) from continuing operations	(8,081)	7,546	(9,095)	—	(9,630)

Discontinued operations
Income from discontinued operations	—	—	17,339	—	17,339
Income taxes	—	—	7,218	—	7,218
Net income from discontinued operations	—	—	10,121	—	10,121

Equity in earnings of subsidiaries	6,920	(626)	—	(6,294)	—
Net income (loss)	(1,161)	6,920	1,026	(6,294)	491
Less net income attributable to non-controlling interest, net of tax	—	—	1,652	—	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	(1,161)	6,920	(626)	(6,294)	(1,161)
Other comprehensive income	—	—	220	—	220
Total comprehensive income (loss)	$(1,161)	$6,920	$(406)	$(6,294)	$(941)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$60,270	$510	$107,790		$168,570
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(8,672)	—	(8,672)
Purchase of intangible assets	—	(400)	—	—	(400)
Proceeds from the settlement of Company-owned life insurance			881		881
Cash used in investing activities	—	(400)	(7,791)	—	(8,191)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,833)	—	—	—	(5,833)
Cash dividends paid to non-controlling interest	—	—	(372)	—	(372)
Issuance of Class A non-voting common stock	70	—	—	—	70
Repurchase of Class A non-voting common stock for cancellation	(5,894)	—	—	—	(5,894)
Payments of employee taxes withheld related to vested share-based awards	(2,529)	—	—	—	(2,529)
Decrease in bank call loans, net	—	—	(103,300)	—	(103,300)
Cash used in financing activities	(14,186)	—	(103,672)	—	(117,858)
Net increase (decrease) in cash and cash equivalents	46,084	110	(3,673)	—	42,521
Cash and cash equivalents, beginning of the year	7,442	3,716	36,996	—	48,154
Cash and cash equivalents, end of the year	$53,526	$3,826	$33,323	$—	$90,675

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$(25,979)	$(6,568)	$16,411	$—	$(16,136)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,611)	—	(5,611)
Proceeds from the settlement of Company-owned life insurance	—	—	1,744	—	1,744
Cash used in investing activities	—	—	(3,867)	—	(3,867)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,836)	—	—	—	(5,836)
Cash dividends paid to non-controlling interest	—	—	(2,448)	—	(2,448)
Issuance of Class A non-voting common stock	26	—	—	—	26
Repurchase of Class A non-voting common stock for cancellation	(7,464)	—	—	—	(7,464)
Payments of employee taxes withheld related to vested share-based awards	(2,237)	—	—	—	(2,237)
Issuance of senior secured notes	200,000	—	—	—	200,000
Redemption of senior secured notes	(150,000)	—	—	—	(150,000)
Debt issuance costs	(1,297)	—	—	—	(1,297)
Decrease in bank call loans, net	—	—	(27,500)	—	(27,500)
Cash provided by (used in) financing activities	33,192	—	(29,948)	—	3,244
Net increase (decrease) in cash and cash equivalents	7,213	(6,568)	(17,404)	—	(16,759)
Cash and cash equivalents, beginning of the year	229	10,284	54,400	—	64,913
Cash and cash equivalents, end of the year	$7,442	$3,716	$36,996	$—	$48,154

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$10,485	$7,698	$(85,048)	$—	$(66,865)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(5,731)	—	(5,731)
Proceeds from sale of assets	—	—	45,448	—	45,448
Cash provided by investing activities	—	—	39,717	—	39,717
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,887)	—	—	—	(5,887)
Cash dividends paid to non-controlling interest	—	—	(5,740)	—	(5,740)
Repurchase of Class A non-voting common stock for cancellation	(3,935)	—	—	—	(3,935)
Payments of employee taxes withheld related to vested share-based awards	(1,341)	—	—	—	(1,341)
Increase in bank call loans, net	—	—	45,600	—	45,600
Cash provided by (used in) financing activities	(11,163)	—	39,860	—	28,697
Net increase (decrease) in cash and cash equivalents	(678)	7,698	(5,471)	—	1,549
Cash and cash equivalents, beginning of the year	907	2,586	59,871	—	63,364
Cash and cash equivalents, end of the year	$229	$10,284	$54,400	$—	$64,913

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2018.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 7, 2018 with respect to fiscal 2018.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
STATEMENT OF CORPORATE GOVERNACE PRACTICES, WHISTLEBLOWER POLICY AND COMMITTEE CHARTERS
A copy of the Company’s Statement of Corporate Governance Practices and its Whistleblower Policy, as well as copies of the Charters of the Audit Committee, Compensation Committee, Compliance Committee and Nominating/Corporate Governance Committee, are posted on the Company’s website at www.oppenheimer.com. These documents are available at no charge and can be requested by writing to the Company at its head office or by making an email request to info@opco.com.
CODE OF ETHICS
The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.oppenheimer.com. This document is available at no charge and can be requested by writing to the Company at its head office or by making an email request to info@opco.com.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements
See Item 8 (pages 70 to 130)

(ii)Financial Statement Schedules
Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 134 to 135)

(b)	Exhibits
See the Exhibit Index included hereinafter on pages 134 to 135

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

10.3	Consent Order from the Commonwealth of Massachusetts Division of Securities dated February 26, 2010 (previously filed as an exhibit to Form 10-K for the year ended December 31, 2009).

10.4
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

10.37
Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of May 11, 2015 (previously filed as an exhibit to form 10-K for the year ended December 31, 2017).

10.38	Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (filed herewith)

10.40
Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

21	Subsidiaries of the registrant

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2018, 2017 and 2016, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 1st day of March, 2019.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
J.J. Alfano

/s/ E. Behrens	Director	March 1, 2019
E. Behrens

/s/ T. Dwyer	Director	March 1, 2019
T. Dwyer

/s/ W. Ehrhardt	Director	March 1, 2019
W. Ehrhardt

/s/ P. Friedman	Director	March 1, 2019
P. Friedman

/s/ L. Roth	Director	March 1, 2019
L. Roth

/s/ A.G.Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 1, 2019
A.G. Lowenthal

/s/ R.S. Lowenthal	Director	March 1, 2019
R.S. Lowenthal

/s/ A.W. Oughtred	Director	March 1, 2019
A.W. Oughtred

/s/ D. Glasser	Director	March 1, 2019
D. Glasser