Form 10-Q
period 2019-03-31
OPPENHEIMER HOLDINGS INC
filed 2019-04-26
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 26, 2019 was 12,923,517 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$83,073	$90,675
Deposits with clearing organizations	55,069	67,678
Receivable from brokers, dealers and clearing organizations	180,221	166,493
Receivable from customers, net of allowance for credit losses of $898 ($886 in 2018)	753,625	720,777
Income tax receivable	—	1,014
Securities purchased under agreements to resell	589	290
Securities owned, including amounts pledged of $390,832 ($517,951 in 2018), at fair value	911,468	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,548 and $6,841 respectively ($25,109 and $6,800, respectively, in 2018)	43,921	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $90,974 ($89,182 in 2018)	30,728	28,988
Right-of-use lease assets, net of accumulated amortization of $6,797	171,224	—
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	127,657	112,768
Total assets	$2,527,564	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$13,533	$16,348
Bank call loans	—	15,000
Payable to brokers, dealers and clearing organizations	634,333	289,207
Payable to customers	334,376	336,616
Securities sold under agreements to repurchase	268,621	484,218
Securities sold but not yet purchased, at fair value	137,286	85,446
Accrued compensation	106,869	167,348
Income tax payable	1,162	—
Accounts payable and other liabilities	48,862	87,630
Lease liabilities	212,970	—
Senior secured notes, net of debt issuance costs of $840 ($904 in 2018)	199,160	199,096
Deferred tax liabilities, net of deferred tax assets of $42,309 ($41,722 in 2018)	15,905	14,083
Total liabilities	1,973,077	1,694,992
Commitments and contingencies (note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,923,517 and 12,941,809 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	52,386	53,259
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018	133	133
	52,519	53,392
Contributed capital	41,489	41,776
Retained earnings	459,751	449,989
Accumulated other comprehensive income	728	165
Total stockholders' equity	554,487	545,322
Total liabilities and stockholders' equity	$2,527,564	$2,240,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands, except number of shares and per share amounts)	2019	2018
REVENUE
Commissions	$79,409	$83,407
Advisory fees	73,647	77,548
Investment banking	28,043	28,210
Bank deposit sweep income	33,968	25,297
Interest	12,727	12,227
Principal transactions, net	11,438	2,726
Other	12,538	5,115
Total revenue	251,770	234,530
EXPENSES
Compensation and related expenses	160,355	153,104
Communications and technology	20,086	18,688
Occupancy and equipment costs	15,273	15,428
Clearing and exchange fees	5,332	6,096
Interest	12,986	8,963
Other	21,686	22,630
Total expenses	235,718	224,909
Income before income taxes	16,052	9,621
Income taxes	4,858	2,916
Net income	$11,194	$6,705

Net income per share
Basic	$0.86	$0.51
Diluted	$0.81	$0.48

Weighted average shares
Basic	13,020,344	13,239,628
Diluted	13,851,321	13,977,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2019	2018
Net income	$11,194	$6,705
Other comprehensive income (loss), net of tax
Currency translation adjustment	563	(142)
Comprehensive income	$11,757	$6,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2019	2018
Share capital
Balance at beginning of period	$53,392	$58,492
Issuance of Class A non-voting common stock	1,162	37
Repurchase of Class A non-voting common stock for cancellation	(2,035)	—
Balance at end of period	52,519	58,529
Contributed capital
Balance at beginning of period	41,776	36,546
Share-based expense	1,889	1,509
Vested employee share plan awards	(2,176)	(59)
Balance at end of period	41,489	37,996
Retained earnings
Balance at beginning of period	449,989	427,295
Net income	11,194	6,705
Dividends paid ($0.11 per share)	(1,432)	(1,456)
Balance at end of period	459,751	432,544
Accumulated other comprehensive income
Balance at beginning of period	165	1,582
Currency translation adjustment	563	(142)
Balance at end of period	728	1,440
Total stockholders' equity	$554,487	$530,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2019	2018
Cash flows from operating activities
Net income	$11,194	$6,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,708	1,542
Deferred income taxes	1,894	3,043
Amortization of notes receivable	3,388	3,205
Amortization of debt issuance costs	64	65
Provision for credit losses	12	40
Share-based compensation	3,042	1,484
Decrease (increase) in operating assets:
Deposits with clearing organizations	12,609	(28,716)
Receivable from brokers, dealers and clearing organizations	(13,728)	15,985
Receivable from customers	(32,860)	(33,755)
Income tax receivable	1,014	(193)
Securities purchased under agreements to resell	(299)	658
Securities owned	(73,884)	(73,030)
Notes receivable	(3,251)	(5,071)
Other assets	(14,326)	21,395
Increase (decrease) in operating liabilities:
Drafts payable	(2,815)	(21,419)
Payable to brokers, dealers and clearing organizations	345,126	43,643
Payable to customers	(2,240)	59,178
Income taxes payable	1,162	—
Securities sold under agreements to repurchase	(215,597)	(10,461)
Securities sold but not yet purchased	51,840	53,400
Accrued compensation	(61,633)	(69,340)
Accounts payable and other liabilities	2,907	4,099
Cash provided by (used in) operating activities	15,327	(27,543)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(3,448)	(2,696)
Purchase of intangible assets	—	(400)
Cash used in investing activities	(3,448)	(3,096)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,432)	(1,456)
Repurchase of Class A non-voting common stock for cancellation	(2,035)	—
Payments for employee taxes withheld related to vested share-based awards	(1,014)	(2,444)
(Decrease) increase in bank call loans, net	(15,000)	29,100
Cash (used in) provided by financing activities	(19,481)	25,200
Net decrease in cash and cash equivalents	(7,602)	(5,439)
Cash and cash equivalents, beginning of period	90,675	48,154
Cash and cash equivalents, end of period	$83,073	$42,715

Schedule of non-cash financing activities
Employee share plan issuance	$1,706	$37

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,385	$12,578
Cash paid during the period for income taxes, net	$792	$100
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company" or "we"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services.
The Company has 94 retail branch offices in the United States and has institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF"), which was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. During 2016, the Company sold substantially all of the assets of OMHHF and ceased its operations.
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for any future interim or annual period.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that the ASU will have on the Company; the adoption of the ASU is not currently expected to have a material impact on its condensed consolidated financial statements.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

3.    Leases

In the first quarter of 2019, the Company adopted ASU 2016-02, "Leases". The ASU requires the recognition of a right-of use asset and lease liability on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance. The Company elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption.

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 94 retail branch offices in the United States as well as offices in London, England, St. Helier, Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China.

The majority of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a consolidated subsidiary and 100% owned by the Company.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include an option to renew and the exercise of lease renewal options is at our sole discretion. The Company did not include the renewal options as part of the right of use assets and liabilities.

The depreciable life of assets and leasehold improvements is limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2019, the Company has right of use operating lease assets of 171.2 million (net of accumulated amortization of $6.8 million) which are comprised of real estate leases of $168.2 million (net of accumulated amortization of $6.3 million) and equipment leases of $3.0 million (net of accumulated amortization of $465,000). As of March 31, 2019, the Company has operating lease liabilities of 213.0 million which are comprised of real estate lease liabilities of $210.0 million and equipment lease liabilities of $3.0 million. As of March 31, 2019, the Company has not made any cash payments for amounts included in the measurement of operating lease liabilities or right of use assets obtained in exchange for operating lease obligations. The Company has no finance leases or embedded leases as of March 31, 2019.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The Company used the incremental borrowing rate as of the lease commencement date for the operating leases commenced subsequent to January 1, 2019.

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of March 31, 2019:

As of March 31, 2019

Weighted average remaining lease term (years)	8.76
Weighted average discount rate	7.94%

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents operating lease costs recognized for the three months ended March 31, 2019 which are included in occupancy and equipment costs on the condensed consolidated income statement:

(Expressed in thousands)	For the Three Months Ended March 31, 2019

Operating lease cost:
Real estate leases - Right-of-use lease asset amortization	$6,332
Real estate leases - Interest expense	3,443
Equipment leases - Right-of-use lease asset amortization	465
Equipment leases - Interest expense	57

The maturities of lease liabilities as of March 31, 2019 are as follows:

(Expressed in thousands)	As of March 31, 2019

2019	$30,178
2020	40,151
2021	35,049
2022	31,503
2023	29,766
After 2024	134,299
Total lease payments	$300,946
Less interest	(87,976)
Present value of lease liabilities	$212,970

As of March 31, 2019, the Company has additional operating leases that have not yet commenced of $11.9 million. These operating leases will commence between April 1, 2019 and December 31, 2019 with lease terms of 2 years to 13 years.

In November 2016, the SEC issued a no action letter related to the treatment of operating leases under SEC Rule 15c3-1 (the “Rule”) in the context of the adoption of ASU 2016-2, “Leases” which provided relief, if certain conditions are met, to broker-dealers in the net capital treatment of operating lease assets which would otherwise be treated as a non-allowable assets. The application of this guidance resulted in no additional charges to net capital for operating leases during the first quarter of 2019.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    Revenues from contracts with customers
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company's progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the condensed consolidated income statements.
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

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2019:

(Expressed in thousands)
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$37,477	$—	$32,316	$2	$69,795
Mutual fund income	9,614	(6)	1	5	9,614
Advisory fees	57,044	16,589	5	9	73,647
Investment banking - capital markets	2,749	—	8,593	—	11,342
Investment banking - advisory	—	—	16,701	—	16,701
Bank deposit sweep income	33,968	—	—	—	33,968
Other	3,278	—	319	256	3,853
Total revenues from contracts with customers	144,130	16,583	57,935	272	218,920
Other sources of revenue:
Interest	9,408	—	2,835	484	12,727
Principal transactions, net	1,684	—	10,157	(403)	11,438
Other	8,305	3	34	343	8,685
Total other sources of revenue	19,397	3	13,026	424	32,850
Total revenue	$163,527	$16,586	$70,961	$696	$251,770

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
The Company had receivables related to revenue from contracts with customers of $26.2 million and $23.7 million at March 31, 2019 and January 1, 2019, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2019.
Deferred revenue relates to IRA fees received annually in advance on customer's IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.4 million and $318,000 at March 31, 2019 and January 1, 2019, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at March 31, 2019	Opening Balance at January 1, 2019
Contract assets (receivables):
Commission (1)	$3,201	$3,738
Mutual fund income (2)	6,674	7,241
Advisory fees (3)	863	1,214
Bank deposit sweep income (4)	4,521	4,622
Investment banking fees (5)	7,610	3,996
Other	3,341	2,869
Total contract assets	$26,210	$23,680
Deferred revenue (payables):
Investment banking fees (6)	$415	$318
IRA fees	2,000	—
Total deferred revenue	$2,415	$318

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fees earned but not yet received.

(6)	Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

5.    Earnings per share
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2019	2018
Basic weighted average number of shares outstanding	13,020,344	13,239,628
Net dilutive effect of share-based awards, treasury method (1)	830,977	737,864
Diluted weighted average number of shares outstanding	13,851,321	13,977,492

Net income	$11,194	$6,705

Net income per share
Basic	$0.86	$0.51
Diluted	$0.81	$0.48

(1)	For the three months ended March 31, 2019, the diluted net income per share computation does not include the anti-dilutive effect of 7,628 shares of Class A Stock granted under share-based compensation arrangements (4,050 shares for three months ended March 31, 2018).

6.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2019	December 31, 2018
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$109,712	$108,144
Receivable from brokers	17,438	20,140
Securities failed to deliver	23,524	7,021
Clearing organizations	27,874	28,777
Other	1,673	2,411
Total	$180,221	$166,493
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$232,370	$146,815
Payable to brokers	2,256	158
Securities failed to receive	30,064	27,799
Other	369,643	114,435
Total	$634,333	$289,207

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

7.    Fair value measurements
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2019, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client-related legal settlements and awards to purchase ARS, as of March 31, 2019, the Company purchased and holds (net of redemptions) approximately $40.7 million in ARS from its clients. Eligible Investors for future buybacks under the settlements with the Regulators held approximately $7.0 million of ARS as of March 31, 2019. In addition, the Company is committed to purchase another $7.4 million in ARS from clients through 2020 under legal settlements and awards.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Additional information regarding the valuation technique and inputs for ARS used is as follows:

(Expressed in thousands)
Quantitative Information about ARS Level 3 Fair Value Measurements as of March 31, 2019
Product	Principal	Valuation Adjustment	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
Auction Rate Securities Owned (1)
Auction Rate Preferred Securities	$21,350	$—	$21,350	Discounted Cash Flow	Discount Rate (2)	2.63% to 3.58%	3.57%
					Duration	1 Year	1 Year
					Current Yield (3)	2.72% to 4.09%	4.07%

Auction Rate Preferred Securities	18,950	2,697	16,253	Tender Offer (7)	N/A	N/A	N/A

Municipal Auction Rate Securities	75	—	75	Discounted Cash Flow	Discount Rate (4)	3.96%	3.96%
					Duration	2 Years	2 Years
					Current Yield (3)	5.50%	5.50%

Student Loan Auction Rate Securities	275	—	275	Discounted Cash Flow	Discount Rate (5)	3.42%	3.42%
					Duration	4 Years	4 Years
					Current Yield (3)	3.95%	3.95%
	$40,650	$2,697	$37,953
Auction Rate Securities Commitments to Purchase (6)
Auction Rate Preferred Securities	7,429	1,114	6,315	Tender Offer (7)	N/A	N/A	N/A

	$7,429	$1,114	$6,315
Total	$48,079	$3,811	$44,268

(1)	Principal amount represents the par value of the ARS and is included in Securities Owned on the condensed consolidated balance sheet as of March 31, 2019. The valuation adjustment amount is included as a reduction to Securities Owned on the condensed consolidated balance sheet as of
March 31, 2019.

(2)	Derived by applying a multiple to the spread of between 110% to 150% to the U.S. Treasury rate of 2.60%.

(3)	Based on current yields for ARS positions owned.

(4)	Derived by applying a multiple to the spread of 175% to the U.S. Treasury rate of 2.49%.

(5)	Derived by applying the sum of the spread of 1.20% to the U.S. Treasury rate of 2.48%.

(6)	Principal amount represents the present value of the ARS par value that the Company is committed to purchase at a future date. This principal amount is presented as an off-balance sheet item. The valuation adjustment amount is included in Accounts Payable and Other Liabilities on the condensed consolidated balance sheet as of March 31, 2019.

(7)	Residual ARS amounts owned and ARS commitments to purchase that were subject to tender offers were priced at the tender offer price. Included in Level 2 of the fair value hierarchy.

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
Due to the less observable nature of these inputs, ARS are primarily categorized in Level 3 of the fair value hierarchy. As of March 31, 2019, the Company had a valuation adjustment (unrealized loss) of $2.7 million for ARS owned which is included as a reduction to securities owned on the condensed consolidated balance sheet. As of March 31, 2019, the Company also had a valuation adjustment of $1.1 million on ARS purchase commitments from legal settlements and awards which is included in accounts payable and other liabilities on the condensed consolidated balance sheet. The total valuation adjustment was $3.8 million as of March 31, 2019. The valuation adjustment represents the difference between the principal value and the fair value of the ARS owned and ARS purchase commitments.
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2019:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,647	$—	Annually	30 - 120 Days
Private equity funds (2)	4,765	1,399	N/A	N/A
	$6,412	$1,399

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,500	$—	$—	$10,500
Deposits with clearing organizations	30,340	—	—	30,340
Securities owned:
U.S. Treasury securities	747,130	—	—	747,130
U.S. Agency securities	987	10,223	—	11,210
Sovereign obligations	—	305	—	305
Corporate debt and other obligations	—	7,921	—	7,921
Mortgage and other asset-backed securities	—	8,905	—	8,905
Municipal obligations	—	45,193	—	45,193
Convertible bonds	—	21,906	—	21,906
Corporate equities	27,795	—	—	27,795
Money markets	3,150	—	—	3,150
Auction rate securities	—	16,253	21,700	37,953
Securities owned, at fair value	779,062	110,706	21,700	911,468
Investments (1)	—	—	104	104
Total	$819,902	$110,706	$21,804	$952,412
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$108,527	$—	$—	$108,527
U.S. Agency securities	—	3	—	3
Sovereign obligations	—	240	—	240
Corporate debt and other obligations		5,324		5,324
Convertible bonds	—	9,218	—	9,218
Corporate equities	13,974	—	—	13,974
Securities sold but not yet purchased, at fair value	122,501	14,785	—	137,286
Derivative contracts:
Futures	959	—	—	959
Foreign exchange forward contracts	2	—	—	2
TBAs	—	47	—	47
ARS purchase commitments	—	1,114	—	1,114
Derivative contracts, total	961	1,161	—	2,122
Total	$123,462	$15,946	$—	$139,408

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2019
	Beginning Balance	Total Realized and Unrealized Gains(2)(3)	Purchases and Issuances	Sales and Settlements	Transfers In / Out	Ending Balance

Assets
Auction rate securities (1)	$21,699	$1	$—	$—	$—	$21,700
Investments	101	3	—	—	—	104

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Included in principal transactions in the condensed consolidated statement of income, except for gains from investments which are included in other income in the condensed consolidated statement of income.

(3)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1)	87,398	847	50	(945)	—	87,350
Investments	169	(1)	—	—	—	168
Liabilities
ARS purchase commitments (2)	8	(175)	—	—	—	183

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the condensed consolidated balance sheets. The table below excludes non-financial assets and liabilities (e.g., right-of-use lease assets, lease liabilities, furniture, equipment and leasehold improvements and accrued compensation).
The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 approximates fair value because of the relatively short term nature of the underlying assets. The fair value of the Company's senior secured notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the notes trade.
Assets and liabilities not measured at fair value as of March 31, 2019

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$72,573	$72,573	$—	$—	$72,573
Deposits with clearing organization	24,729	24,729	—	—	24,729
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	109,712	—	109,712	—	109,712
Receivables from brokers	17,438	—	17,438	—	17,438
Securities failed to deliver	23,524	—	23,524	—	23,524
Clearing organizations	27,874	—	27,874	—	27,874
Other	1,720	—	1,720	—	1,720
	180,268	—	180,268	—	180,268
Receivable from customers	753,625	—	753,625	—	753,625
Securities purchased under agreements to resell	589	—	589	—	589
Notes receivable, net	43,921	—	43,921	—	43,921
Investments (1)	67,093	—	67,093	—	67,093

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$13,533	$13,533	$—	$—	$13,533
Bank call loans		—		—	—
Payables to brokers, dealers and clearing organizations:
Securities loaned	232,370	—	232,370	—	232,370
Payable to brokers	2,256	—	2,256	—	2,256
Securities failed to receive	30,064	—	30,064	—	30,064
Other	368,684	—	368,684	—	368,684
	633,374	—	633,374	—	633,374
Payables to customers	334,376	—	334,376	—	334,376
Securities sold under agreements to repurchase	268,621	—	268,621	—	268,621
Senior secured notes	200,000	—	203,904	—	203,904

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$80,175	$80,175	$—	$—	$80,175
Deposits with clearing organization	33,079	33,079	—	—	33,079
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	108,144	—	108,144	—	108,144
Receivables from brokers	20,140	—	20,140	—	20,140
Securities failed to deliver	7,021	—	7,021	—	7,021
Clearing organizations	28,777	—	28,777	—	28,777
Other	2,411	—	2,411	—	2,411
	166,493	—	166,493	—	166,493
Receivable from customers	720,777	—	720,777	—	720,777
Securities purchased under agreements to resell	290	—	290	—	290
Notes receivable, net	44,058	—	44,058	—	44,058
Investments (1)	59,765	—	59,765	—	59,765

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$16,348	$16,348	$—	$—	$16,348
Bank call loans	15,000	—	15,000	—	15,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	146,815	—	146,815	—	146,815
Payable to brokers	158	—	158	—	158
Securities failed to receive	27,799	—	27,799	—	27,799
Other	113,628	—	113,628	—	113,628
	288,400	—	288,400	—	288,400
Payables to customers	336,616	—	336,616	—	336,616
Securities sold under agreements to repurchase	484,218	—	484,218	—	484,218
Senior secured notes	200,000	—	199,722	—	199,722

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2019, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of March 31, 2019 and December 31, 2018 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2019
	Description	Notional	Fair Value
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,473,000	$959
Other contracts	Foreign exchange forward contracts	600	2
	TBAs	3,400	47
	ARS purchase commitments	7,429	1,114
		$4,484,429	$2,122

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(576)
Other contracts	Foreign exchange forward contracts	Other revenue	(2)
	TBAs	Principal transactions revenue	10
	ARS purchase commitments	Principal transactions revenue	(18)
			$(586)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2018
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$1,029
Other contracts	TBAs	Principal transactions revenue	34
	Other TBAs	Other revenue	75
	ARS purchase commitments	Principal transactions revenue	(175)
			$963

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

8.    Collateralized transactions
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2019, the Company's bank call loans outstanding balance is $nil. As of December 31, 2018, bank call loans were $15.0 million; such loans were collateralized by firm and/or customer securities with market values of approximately $18.6 million and $1.6 million, respectively, with commercial banks.
As of March 31, 2019, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $186.0 million under securities loan agreements.
As of March 31, 2019, the Company had pledged $219.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2019, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2019:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$369,109
Securities loaned:
Equity securities	232,370
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$601,479

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2019 and December 31, 2018:

As of March 31, 2019
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$101,077	$(100,488)	$589	$—	$—	$589
Securities borrowed (1)	109,712	—	109,712	(107,985)	—	1,727
Total	$210,789	$(100,488)	$110,301	$(107,985)	$—	$2,316

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$369,109	$(100,488)	$268,621	$(268,156)	$—	$465
Securities loaned (2)	232,370	—	232,370	(225,992)	—	6,378
Total	$601,479	$(100,488)	$500,991	$(494,148)	$—	$6,843

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2018
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$82,429	$(82,139)	$290	$—	$—	$290
Securities borrowed (1)	108,144	—	108,144	(105,960)	—	2,184
Total	$190,573	$(82,139)	$108,434	$(105,960)	$—	$2,474

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$566,357	$(82,139)	$484,218	$(480,322)	$—	$3,896
Securities loaned (2)	146,815	—	146,815	(139,232)	—	7,583
Total	$713,172	$(82,139)	$631,033	$(619,554)	$—	$11,479

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2019, the Company did not have any reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2019, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $107.3 million ($104.9 million as of December 31, 2018) and $100.9 million ($83.0 million as of December 31, 2018), respectively, of which the Company has sold and re-pledged approximately $36.6 million ($27.6 million as of December 31, 2018) under securities loaned transactions and $100.9 million under repurchase agreements ($83.0 million as of December 31, 2018).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $390.8 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2019 ($518.0 million as of December 31, 2018). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $nil as of March 31, 2019 ($20.2 million as of December 31, 2018).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2019 are receivables from six major U.S. broker-dealers totaling approximately $93.1 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2019 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2019, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

9.    Variable interest entities ("VIEs")
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of March 31, 2019 and December 31, 2018:

(Expressed in thousands)
	As of March 31, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$342,057	$389	$—	$—	$389
Private equity funds	7,454	8	—	—	8
Total	$349,511	$397	$—	$—	$397

(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

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
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

10.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2019	December 31, 2018
6.75% Senior Secured Notes	7/1/2022	$200,000	$200,000
Unamortized Debt Issuance Cost		(840)	(904)
		$199,160	$199,096
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of March 31, 2019, the Parent was in compliance with all of its covenants.
Interest expense for both the three months ended March 31, 2019 and 2018 on the Notes was $3.4 million.
11.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Class A Stock outstanding, beginning of period	12,941,809	13,139,203
Issued pursuant to share-based compensation plans	61,091	1,900
Repurchased and canceled pursuant to the stock buy-back	(79,383)	—
Class A Stock outstanding, end of period	12,923,517	13,141,103
Stock buy-back
On May 5, 2017, the Company announced that its board of directors approved a share repurchase program that authorizes the Company to purchase up to 650,000 shares of the Company's Class A Stock, representing approximately 5% of its 13,178,571 then issued and outstanding shares of Class A Stock. This authorization supplemented the 40,734 shares that remained authorized and available under the Company's previous share repurchase program covering up to 665,000 shares of the Company's Class A Stock, which was announced on September 15, 2015, for a total of 690,734 shares authorized and available for repurchase. As of January 1, 2019, 272,784 shares were available to be purchased under this program.
During the three months ended March 31, 2019, the Company purchased and canceled an aggregate of 79,383 shares of Class A Stock for a total consideration of $2.0 million ($25.64 per share) under this program. As of March 31, 2019, 193,401 shares remained available to be purchased under this program.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

12.    Contingencies
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include inquiries from the SEC, the Financial Industry Regulatory Authority ("FINRA") and various state regulators.
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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $21.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
In February 2010, Oppenheimer finalized settlements with the Regulators concluding investigations and administrative proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients subject to certain terms and conditions more fully described below. As of March 31, 2019, the Company had no outstanding ARS purchase commitments related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Pursuant to completed Purchase Offers (as defined) under the settlements with the Regulators and client related legal settlements and awards to purchase ARS, as of March 31, 2019, the Company purchased and holds (net of redemptions) approximately $40.7 million in ARS from its clients. Eligible Investors for future buybacks under the settlement with the Regulators held approximately $7.0 million of ARS as of March 31, 2019. In addition, the Company is committed to purchase another $7.4 million in ARS from clients through 2020 under legal settlements and awards.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company's purchases of ARS from its clients holding ARS eligible for repurchase will, subject to the terms and conditions of the settlements with the Regulators, continue on a periodic basis. Pursuant to these terms and conditions, the Company is required to conduct a financial review every six months, until the Company has extended Purchase Offers to all Eligible Investors (as defined), to determine whether it has funds available, after giving effect to the financial and regulatory capital constraints applicable to the Company, to extend additional Purchase Offers. There are no predetermined quantitative thresholds or formulas used for determining the final agreed upon amount for the Purchase Offers. Upon completion of the financial review, the Company meets with representatives of the NYAG and other regulators to present the results of the review and to finalize the amount of the next Purchase Offer and discuss offer scenarios in terms of which Eligible Investors should receive a Purchase Offer. Once various Purchase Offer scenarios have been discussed, the regulators, not the Company, make the final determination of which Purchase Offer scenario to implement. The terms of the settlements provide that the amount of ARS to be purchased during any period shall not risk placing the Company in violation of regulatory requirements.
Eligible Investors for future buybacks continued to hold approximately $7.0 million of ARS principal value as of March 31, 2019. It is reasonably possible that some ARS Purchase Offers will need to be extended to Eligible Investors holding ARS prior to redemptions (or tender offers) by issuers of the full amount that remains outstanding. The potential additional losses that may result from entering into ARS purchase commitments with Eligible Investors for future buybacks represent the estimated difference between the principal value and the fair value. It is possible that the Company could sustain a loss of all or substantially all of the principal value of ARS still held by Eligible Investors but such an outcome is highly unlikely. The amount of potential additional losses resulting from entering into these commitments cannot be reasonably estimated due to the uncertainties surrounding the amounts and timing of future buybacks that result from the six-month financial review and the amounts, scope, and timing of future issuer redemptions and tender offers of ARS held by Eligible Investors. The range of potential additional losses related to valuation adjustments is between $0 and the amount of the estimated differential between the principal value and the fair value of ARS held by Eligible Investors for future buybacks that were not yet purchased or committed to be purchased by the Company at any point in time. The range of potential additional losses described here is not included in the estimated range of aggregate loss in excess of amounts accrued for legal and regulatory proceedings described above.
Outside of the settlements with the Regulators, the Company has also reached various legal settlements with clients. As of March 31, 2019, there were no ARS purchase commitments related to legal settlements extending past 2020.
Since September 2016, Oppenheimer has been responding to information requests from FINRA (including from FINRA's Enforcement Department) regarding the supervision of Oppenheimer's sale of unit investment trusts from 2011 to 2015. The inquiry is part of a larger targeted examination involving other brokerage firms. Oppenheimer is continuing to cooperate with the FINRA inquiry.
On February 12, 2018, the SEC Division of Enforcement ("Enforcement Division") announced the Share Class Selection Disclosure Initiative ("SCSD Initiative") pursuant to which investment advisers were encouraged to self-report possible securities laws violations relating to the failure to make certain disclosures concerning mutual fund share class selection. On June 11, 2018, Oppenheimer and OAM notified the Enforcement Division that it intended to participate in the SCSD Initiative. Oppenheimer and OAM filed the information required by the SCSD Initiative on September 19, 2018. On March 11, 2019, the SEC issued an Order (the "SEC Order") against Oppenheimer (and its affiliate Oppenheimer Asset Management, collectively “Oppenheimer”) pursuant to which Oppenheimer was ordered to disgorge approximately $3.5 million, including pre-judgement interest (the “Disgorgement Amount”) of 12b-1 fees and agree to certain undertakings including the following: (i) within 30 days of the entry of the SEC Order, review and correct as necessary all relevant disclosure documents concerning mutual fund share class selection and 12b-1 fees; (ii) within 30 days of the entry of the SEC Order, evaluate whether existing clients should be moved to a lower-cost share class and move clients as necessary; (iii) within 30 days of the entry of the SEC Order, evaluate, update (if necessary), and review for the effectiveness of their implementation, Oppenheimer’s policies and procedures so that they are reasonably designed to prevent violations of the Investment Advisers Act in connection with disclosures regarding mutual fund share class selection; (iv) within 30 days of the entry of the SEC Order, notify affected investors (i.e., those former and current clients who, during the relevant period of inadequate disclosure, purchased or held 12b-1 fee paying share class mutual funds when a lower-cost share class of the same fund was available to the client) of the settlement terms of the Order in a clear and conspicuous fashion; and (v) within 40 days of the entry of the SEC Order, certify, in writing, compliance with the undertaking(s) set forth above.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2019, the net capital of Oppenheimer as calculated under the Rule was $202.4 million or 26.30% of Oppenheimer's aggregate debit items. This was $187.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2019, Freedom had net capital of $5.2 million, which was $5.1 million in excess of the $100,000 required to be maintained at that date.
As of March 31, 2019, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 11.03% (required 4.5%);

•	Tier 1 Capital ratio 11.03% (required 6.0%); and

•	Total Capital ratio 11.31% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRV IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of March 31, 2019, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.
As of March 31, 2019, the regulatory capital of Oppenheimer Investments Asia Limited was $878,000, which was $496,000 in excess of the $382,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.
14.     Segment information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.
The Company's reportable segments are:
Private Client — includes commissions and a proportionate amount of fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, custodian fees, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the reported revenue and income (loss) before income taxes of the Company for the three months ended March 31, 2019 and 2018. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2019	2018
Revenue
Private client (1)	$163,527	$154,094
Asset management (1)	16,586	17,644
Capital markets	70,961	61,529
Corporate/Other	696	1,263
Total	$251,770	$234,530
Income (loss) before income taxes
Private client (1)	$42,834	$40,162
Asset management (1)	2,242	3,718
Capital markets	(2,647)	(6,057)
Corporate/Other	(26,377)	(28,202)
Total	$16,052	$9,621

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.
Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2019 and 2018 was as follows:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2019	2018
Americas	$243,399	$225,612
Europe/Middle East	7,669	7,523
Asia	702	1,395
Total	$251,770	$234,530

15.    Subsequent events
On April 26, 2019, the Company announced a quarterly dividend in the amount of $0.11 per share, payable on May 24, 2019 to holders of Class A Stock and Class B Stock of record on May 10, 2019.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$49,844	$3,612	$29,617	$—	$83,073
Deposits with clearing organizations	—	—	55,069	—	55,069
Receivable from brokers, dealers and clearing organizations	—	—	180,221	—	180,221
Receivable from customers, net of allowance for credit losses of $898	—	—	753,625	—	753,625
Income tax receivable	46,821	22,681	(702)	(68,800)	—
Securities purchased under agreements to resell	—		589	—	589
Securities owned, including amounts pledged of $390,832, at fair value	—	1,443	910,025	—	911,468
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $24,548 and $6,841, respectively	—	—	43,921	—	43,921
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $90,974	—	21,897	8,831	—	30,728
Right-of-use lease assets, net of accumulated amortization of $6,797	—	164,250	6,974	—	171,224
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	211	1,975	125,471	—	127,657
Deferred tax assets	255	446	16,535	(17,236)	—
Investment in subsidiaries	676,344	539,316	—	(1,215,660)	—
Intercompany receivables	(13,818)	48,400	(8,252)	(26,330)	—
Total assets	$759,657	$916,978	$2,291,513	$(1,440,584)	$2,527,564
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$13,533	$—	$13,533
Bank call loans	—	—	—	—	—
Payable to brokers, dealers and clearing organizations	—	—	634,333	—	634,333
Payable to customers	—	—	334,376	—	334,376
Securities sold under agreements to repurchase	—	—	268,621	—	268,621
Securities sold but not yet purchased, at fair value	—	—	137,286	—	137,286
Accrued compensation	—	—	106,869	—	106,869
Income tax payable	2,440	22,189	45,332	(68,799)	1,162
Accounts payable and other liabilities	3,570	(8,444)	53,744	(8)	48,862
Lease liabilities	—	205,229	7,741	—	212,970
Senior secured notes, net of debt issuance cost of $840	199,160	—	—	—	199,160
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	(411)	33,546	(17,230)	15,905
Intercompany payables	—	28,658	—	(28,658)	—
Total liabilities	205,170	247,221	1,747,939	(227,253)	1,973,077
Stockholders' equity
Total stockholders' equity	554,487	669,757	543,574	(1,213,331)	554,487
Total liabilities and stockholders' equity	$759,657	$916,978	$2,291,513	$(1,440,584)	$2,527,564

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$53,526	$3,826	$33,323	$—	$90,675
Deposits with clearing organizations	—	—	67,678	—	67,678
Receivable from brokers, dealers and clearing organizations	—	—	166,493	—	166,493
Receivable from customers, net of allowance for credit losses of $886	—	—	720,777	—	720,777
Income tax receivable	45,733	23,491	(702)	(67,508)	1,014
Securities purchased under agreements to resell	—	—	290	—	290
Securities owned, including amounts pledged of $517,951 at fair value	—	1,358	836,226	—	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $25,109 and $6,800, respectively	—	—	44,058	—	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $89,182	—	20,722	8,266	—	28,988
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	135	2,581	110,052	—	112,768
Deferred tax assets	1	455	18,494	(18,950)	—
Investment in subsidiaries	661,837	546,704	—	(1,208,541)	—
Intercompany receivables	(14,211)	46,840	(6,299)	(26,330)	—
Total assets	$747,021	$758,935	$2,168,245	$(1,433,887)	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$16,348	$—	$16,348
Bank call loans	—	—	15,000	—	15,000
Payable to brokers, dealers and clearing organizations	—	—	289,207	—	289,207
Payable to customers	—	—	336,616	—	336,616
Securities sold under agreements to repurchase	—	—	484,218	—	484,218
Securities sold but not yet purchased, at fair value	—	—	85,446	—	85,446
Accrued compensation	—	—	167,348	—	167,348
Accounts payable and other liabilities	163	31,653	55,823	(9)	87,630
Income tax payable	2,440	22,189	42,878	(67,507)	—
Senior secured notes, net of debt issuance costs of $904	199,096	—	—	—	199,096
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	33,029	(18,946)	14,083
Intercompany payables	—	26,334	—	(26,334)	—
Total liabilities	201,699	80,176	1,638,471	(225,354)	1,694,992
Stockholders' equity
Total stockholders' equity	545,322	678,759	529,774	(1,208,533)	545,322
Total liabilities and stockholders' equity	$747,021	$758,935	$2,168,245	$(1,433,887)	$2,240,314

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$79,409	$—	$79,409
Advisory fees	—	—	73,982	(335)	73,647
Investment banking	—	—	28,043	—	28,043
Bank deposit sweep income	—	—	33,968	—	33,968
Interest	84	2,062	12,654	(2,073)	12,727
Principal transactions, net	—	49	11,389		11,438
Other	—	1	12,537	—	12,538
Total revenue	84	2,112	251,982	(2,408)	251,770
EXPENSES
Compensation and related expenses	445	—	159,910	—	160,355
Communications and technology	39	—	20,047	—	20,086
Occupancy and equipment costs	—	—	15,273	—	15,273
Clearing and exchange fees	—		5,332	—	5,332
Interest	3,375	—	11,685	(2,074)	12,986
Other	316	122	21,582	(334)	21,686
Total expenses	4,175	122	233,829	(2,408)	235,718
Income (loss) before income taxes	(4,091)	1,990	18,153	—	16,052
Income taxes	(1,343)	926	5,275	—	4,858
Net income (loss)	(2,748)	1,064	12,878	—	11,194

Equity in earnings of subsidiaries	13,942	12,883	—	(26,825)	—
Net income	11,194	13,947	12,884	(26,831)	11,194
Other comprehensive income	—	—	563		563
Total comprehensive income	$11,194	$13,947	$13,447	$(26,831)	$11,757

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$83,407	$—	$83,407
Advisory fees	—	—	77,874	(326)	77,548
Investment banking	—	—	28,210	—	28,210
Bank deposit sweep income	—	—	25,297	—	25,297
Interest	—	2,060	12,247	(2,080)	12,227
Principal transactions, net	—	—	2,759	(33)	2,726
Other	—	96	5,114	(95)	5,115
Total revenue	—	2,156	234,908	(2,534)	234,530
EXPENSES
Compensation and related expenses	326	—	152,778	—	153,104
Communications and technology	39	—	18,649	—	18,688
Occupancy and equipment costs	—	—	15,523	(95)	15,428
Clearing and exchange fees	—	—	6,096	—	6,096
Interest	3,375	—	7,668	(2,080)	8,963
Other	387	253	22,349	(359)	22,630
Total expenses	4,127	253	223,063	(2,534)	224,909
Income (loss) before income taxes	(4,127)	1,903	11,845	—	9,621
Income taxes	(1,040)	264	3,692	—	2,916
Net income (loss)	(3,087)	1,639	8,153	—	6,705

Equity in earnings of subsidiaries	9,792	8,153	—	(17,945)	—
Net income	6,705	9,792	8,153	(17,945)	6,705
Other comprehensive loss	—	—	(142)	—	(142)
Total comprehensive income	$6,705	$9,792	$8,011	$(17,945)	$6,563

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$799	$(214)	$14,742	$—	$15,327
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,448)	—	(3,448)
Cash used in investing activities	—	—	(3,448)	—	(3,448)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,432)	—	—	—	(1,432)
Repurchase of Class A non-voting common stock	(2,035)	—	—	—	(2,035)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Decrease in bank call loans, net	—	—	(15,000)	—	(15,000)
Cash used in financing activities	(4,481)	—	(15,000)	—	(19,481)
Net decrease in cash and cash equivalents	(3,682)	(214)	(3,706)	—	(7,602)
Cash and cash equivalents, beginning of the period	53,526	3,826	33,323	—	90,675
Cash and cash equivalents, end of the period	$49,844	$3,612	$29,617	$—	$83,073

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$1,954	$919	$(30,416)	$—	$(27,543)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(2,696)	—	(2,696)
Purchase of intangible assets	—	(400)	—	—	(400)
Cash used in investing activities	—	—	(2,696)	—	(3,096)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,456)	—	—	—	(1,456)
Payments for employee taxes withheld related to vested share-based awards	(2,444)	—	—	—	(2,444)
Increase in bank call loans, net	—	—	29,100	—	29,100
Cash provided by (used in) financing activities	(3,900)	—	29,100	—	25,200
Net increase (decrease) in cash and cash equivalents	(1,946)	519	(4,012)	—	(5,439)
Cash and cash equivalents, beginning of the period	7,442	3,716	36,996	—	48,154
Cash and cash equivalents, end of the period	$5,496	$4,235	$32,984	$—	$42,715

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
Oppenheimer Holdings Inc. (the "Company", "we", "our" or "us") engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2019, we provided our services from 94 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets administered as of March 31, 2019 totaled $87.5 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At March 31, 2019, client assets under management ("AUM") totaled $29.5 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At March 31, 2019, the Company employed 2,984 employees (2,920 full-time and 64 part-time), of whom 1,062 were financial advisers.

Outlook

We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisers in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. In addition, we commit to the improvement of our technology capability to support client service and the expansion of our capital markets capabilities while addressing the issue of managing expenses.
The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our technology capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management efforts investing in people and programs, and to providing a platform with first class investment ideas and services.
The Company is also reviewing its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where competitors have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time on the basis of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. The Company may use all or a portion of the net proceeds of its June 2017 refinancing for the acquisition of related businesses.

EXECUTIVE SUMMARY
The Company reported net income attributable to Oppenheimer Holdings Inc. of $11.2 million or $0.86 basic net income per share for the three months ended March 31, 2019 compared with net income attributable to Oppenheimer Holdings Inc. of $6.7 million or $0.51 basic net income per share for the three months ended March 31, 2018. Income before income taxes was $16.1 million for the three months ended March 31, 2019 compared with income before income taxes of $9.6 million for the three months ended March 31, 2018. Revenue for the three months ended March 31, 2019 was $251.8 million compared with revenue of $234.5 million for the three months ended March 31, 2018, an increase of 7.4%.
During the first quarter of 2019, the major stock indexes in the U.S. were up 13.1% rebounding from a 14% decline during the fourth quarter of 2018. This was the best first quarter performance in the equities markets in over a decade. The markets benefited from the Federal Reserve's decision to adopt a more dovish stance, indicating that they do not expect to further increase short-term interest rates in the near term. A continued strong economy, record low unemployment, the end of the government shutdown, as well as optimism around trade negotiations between the U.S. and China helped fuel the rally in the equities markets. Consumer spending continues to be driven by strong business and consumer confidence and is providing the impetus for a strong economy. Concerns around an imminent recession impacted long-term interest rates during the quarter. The 10-year Treasury yield began the quarter yielding 2.69% and fell to as low as 2.39% before ending the quarter at 2.41% indicating a flight to safety sentiment by investors.

We are pleased with the performance of the business during the first quarter of 2019. Although our results were aided by a strong equities market, the firm's core businesses performed well and we believe that the strong underlying economic landscape will continue to provide support for the growth objectives of the firm. After the sharp sell-off in the equities markets during the fourth quarter of 2018, our asset management fees for the first quarter, which are based on asset values at December 31, 2018, declined 5.0%. The significant increase in equity asset values in the first quarter of 2019 will favorably impact our asset management fees for the second quarter of 2019. Our investment banking business performed well as a result of increased fees from advisory assignments and despite a significant decline in underwriting income. Our operating results continue to benefit from the present level of short-term interest rates as we continue to realize the effect of interest rate hikes in 2018.

Our institutional equities commission business showed improvement during the first quarter of 2019 as a result of an increase in volatility which drove greater activity by institutional counterparties. However, our retail transaction-based business declined during the period reflecting an ongoing secular reduction in portfolio turnover as our clients continue to move to more passive investment strategies. We continue to be optimistic about our investment banking business for 2019, particularly as we foresee a strong pipeline for initial public offerings as private equity investments enter the public markets. Finally, we are encouraged by the decline in legal and regulatory costs as many of the investments in our compliance efforts are realized.

RESULTS OF OPERATIONS
The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2019 compared with the same period in 2018:

(Expressed in thousands)
	For the three months ended March 31,
	2019	2018	% Change
Revenue
Commissions	$79,409	83,407	(4.8)
Advisory fees	73,647	77,548	(5.0)
Investment banking	28,043	28,210	(0.6)
Bank deposit sweep income	33,968	25,297	34.3
Interest	12,727	12,227	4.1
Principal transactions, net	11,438	2,726	319.6
Other	12,538	5,115	145.1
Total revenue	251,770	234,530	7.4
Expenses
Compensation and related expenses	160,355	153,104	4.7
Communications and technology	20,086	18,688	7.5
Occupancy and equipment costs	15,273	15,428	(1.0)
Clearing and exchange fees	5,332	6,096	(12.5)
Interest	12,986	8,963	44.9
Other	21,686	22,630	(4.2)
Total expenses	235,718	224,909	4.8
Income before income taxes	16,052	9,621	66.8
Income taxes	4,858	2,916	66.6
Net income	11,194	6,705	67.0

First Quarter 2019
Revenue
Commission revenue was $79.4 million for the three months ended March 31, 2019, a decrease of 4.8% compared with $83.4 million for the three months ended March 31, 2018 due to lower transaction-based revenue in the retail business, offset by higher levels of turnover in client portfolios and improved market penetration during the three months ended March 31, 2019.
Advisory fees were $73.6 million for the three months ended March 31, 2019, a decrease of 5.0% compared with $77.5 million for the three months ended March 31, 2018 due to a lower level of AUM.
Investment banking revenue decreased 0.6% to $28.0 million for the three months ended March 31, 2019 compared with $28.2 million for the three months ended March 31, 2018.
Bank deposit sweep income was $34.0 million for the three months ended March 31, 2019, an increase of 34.3% compared with $25.3 million for the three months ended March 31, 2018 due to higher short-term interest rates during the three months ended March 31, 2019.
Interest revenue was $12.7 million for the three months ended March 31, 2019, an increase of 4.1% compared with $12.2 million for the three months ended March 31, 2018 due primarily to an increase in interest revenue on margin extended to customers during the three months ended March 31, 2019.

Principal transactions revenue was $11.4 million for the three months ended March 31, 2019, an increase of 319.6% compared with $2.7 million for the three months ended March 31, 2018 due to higher trading income from taxable fixed income and public finance and municipal trading.
Other revenue was $12.5 million for the three months ended March 31, 2019, an increase of 145.1% compared to $5.1 million for the three months ended March 31, 2018 due primarily to the increase in cash surrender value of the Company's life insurance policies.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $160.4 million during the three months ended March 31, 2019, an increase of 4.7% compared with the three months ended March 31, 2018. The increase was due to higher salary, deferred and share-based compensation expenses, partially offset by lower production-related compensation costs during the three months ended March 31, 2019. Compensation and related expenses as a percentage of revenue was 63.7% during the three months ended March 31, 2019 compared with 65.3% during the three months ended March 31, 2018.
Non-compensation expenses were $75.4 million during the three months ended March 31, 2019, an increase of 5.0% compared with $71.8 million during the three months ended March 31, 2018 primarily due to higher interest costs and communication and technology costs partially offset by lower legal and regulatory costs during the three months ended March 31, 2019.
The effective income tax rate from continuing operations for the three months ended March 31, 2019 was 30.3% unchanged compared with 30.3% for the three months ended March 31, 2018. The effective rate reflects the Company's estimate of the annual effective tax adjusted for uncertain discrete items.
BUSINESS SEGMENTS
The table below presents information about the reported revenue and income (loss) before income taxes of the Company's reportable business segments for the three months ended March, 2019 and 2018:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2019	2018	% Change
Revenue
Private Client	$163,527	$154,094	6.1
Asset Management	16,586	17,644	(6.0)
Capital Markets	70,961	61,529	15.3
Corporate/Other	696	1,263	(44.9)
Total	$251,770	$234,530	7.4
Income (Loss) before income taxes
Private Client	$42,834	$40,162	6.7
Asset Management	2,242	3,718	(39.7)
Capital Markets	(2,647)	(6,057)	56.3
Corporate/Other	(26,377)	(28,202)	6.5
Total	$16,052	$9,621	66.8

Private Client
Private Client reported revenue of $163.5 million for the first quarter of 2019, 6.1% higher than the first quarter of 2018 due to higher bank deposit sweep income and an increase in the cash surrender value of Company-owned life insurance partially offset by lower retail commissions and asset management fees during the first quarter of 2019. Income before income taxes was $42.8 million for the first quarter of 2019, an increase of 6.7% compared with the first quarter of 2018 due to the aforementioned items partially offset by higher interest costs and communications and technology costs during the first quarter of 2019.

•	Client assets under administration were $87.5 billion at March 31, 2019, compared with $80.1 billion at December 31, 2018, an increase of 9.2%

•
Financial adviser headcount was 1,062 at the end of the first quarter of 2019, down from 1,082 at the end of the first quarter of 2018. The decline in financial adviser headcount since the first quarter of 2018 has resulted from the Company's emphasis on adviser productivity as well as retirements.

•	Retail commissions were $47.1 million for the first quarter of 2019, a decrease of 7.9% from the first quarter of 2018.

•
Advisory fee revenue on traditional and alternative managed products was $57.0 million for the first quarter of 2019, a decrease of 5.1% from the first quarter of 2018 (see Asset Management below for further information). The decrease in advisory fees was due to a decrease in assets under management ("AUM") at December 31, 2018 as a result of the sell-off in the equities markets during the fourth quarter of 2018.

•
Bank deposit sweep income was $34.0 million for the first quarter of 2019, an increase of 34.3% compared with $25.3 million for the first quarter of 2018 due to higher short-term interest rates during the first quarter of 2019.

Asset Management
Asset Management reported revenue of $16.6 million for the first quarter of 2019, 6.0% lower than the first quarter of 2018 due to lower AUM at December 31, 2018, which is the basis for advisory fees earned during the first quarter of 2019, as a result of the sell-off in the equities markets during the fourth quarter of 2018. Income before income taxes was $2.2 million for the first quarter of 2019, a decrease of 39.7% compared with the first quarter of 2018 due to lower AUM at December 31, 2018.

•
Advisory fee revenue on traditional and alternative managed products was $16.6 million for the first quarter of 2019, a decrease of 4.4% from the first quarter of 2018 primarily due to lower AUM at December 31, 2018.

•
Advisory fees are calculated based on the value of client AUM at the end of the prior quarter which totaled $26.7 billion at December 31, 2018 ($28.3 billion at December 31, 2017) and are allocated between the Private Client and Asset Management business segments.

•
AUM increased 4.6% to $29.5 billion at March 31, 2019, near all-time highs, compared with $28.2 billion at March 31, 2018 which is the basis for advisory fee billings for the second quarter of 2019. The increase in AUM was comprised of asset appreciation of $0.8 billion and a positive net contribution of assets of $0.5 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2019:

(Expressed in millions)
	For the three months ended March 31, 2019
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$22,895	$954	$(580)	$2,033	$25,302
Institutional Fixed Income (2)	700	9	(5)	22	726
Alternative Investments:
Hedge funds (3)	2,416	38	(73)	385	2,766
Private Equity Funds (4)	220	—	—	(7)	213
Portfolio Enhancement Program (5)	498	—	(29)	—	469
	$26,729	$1,001	$(687)	$2,433	$29,476

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

Capital Markets
Capital Markets reported revenue of $71.0 million for the first quarter of 2019, 15.3% higher than the first quarter of 2018 due to higher investment banking fees and principal transactions revenue. Loss before income taxes was $2.6 million for the first quarter of 2019, a decrease of 56.3% compared with loss before income taxes of $6.1 million for the first quarter of 2018.

•
Institutional equities commissions increased 1.4% to $23.5 million for the first quarter of 2019 compared with the first quarter of 2018 due to higher levels of turnover in client portfolios and improved market penetration by the Company.

•
Advisory fees earned from investment banking activities increased 77.7% to $16.7 million for the first quarter of 2019 compared with $9.4 million for the first quarter of 2018 due to an increase in mergers and acquisitions activity during the first quarter of 2019.

•
Equities underwriting fees decreased 45.2% to $7.5 million for the first quarter of 2019 compared with the first quarter of 2018 due primarily to the U.S. government shutdown which limited access to the equities markets during the first quarter of 2019.

•
Revenue from taxable fixed income increased to $16.5 million during the first quarter of 2019 from $12.1 million during the first quarter of 2018 due to higher trading income in taxable fixed income products as a result of institutional investors reacting to greater volatility in the fixed income markets as a result of sharply declining interest rates.

•
Revenue from public finance and municipal trading increased to $5.2 million during the first quarter of 2019 from $2.4 million during the first quarter of 2018 due to higher fixed income advisory fees as well as higher municipal trading income during the first quarter of 2019.

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2018.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2018. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2019, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2019, total assets increased by 12.8% from December 31, 2018. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2019, the Company had no such borrowings outstanding compared to outstanding borrowings of $15.0 million at December 31, 2018. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.4 million and $382,000, respectively, at March 31, 2019. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.1 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. With the passage of the TCJA, we will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.
Refinancing
On June 23, 2017, in a private offering, we issued $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, we completed an exchange offer in which we exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). We did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. We used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full our 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 10 to the condensed consolidated financial statements appearing in Item 1 for further discussion.

On April 23, 2019, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and changed its outlook to positive. On August 24, 2018, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and affirmed its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $3.7 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2019 ($5.4 million for the three months ended March 31, 2018) as upfront or backend inducements to continue employment. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At March 31, 2019, the company did not have any bank call loans (the Company had $15.0 million at December 31, 2018 and $147.4 million at March 31, 2018). The average daily bank loan outstanding for the three months ended March 31, 2019 was $15.8 million ($96.3 million for the three months ended March 31, 2018). The largest daily bank loan outstanding for the three months ended March 31, 2019 was $76.9 million ($180.3 million for the three months ended March 31, 2018). The average weighted interest rate on bank call loans applicable on March 31, 2019 was 3.36%.
At March 31, 2019, securities loan balances totaled $232.4 million ($146.8 million at December 31, 2018 and $174.6 million at March 31, 2018). The average daily securities loan balance for the three months ended March 31, 2019 was $218.3 million ($192.9 million for the three months ended March 31, 2018). The largest daily stock loan balance for the three months ended March 31, 2019 was $249.1 million ($221.4 million for the three months ended March 31, 2018).
We finance our government trading operations through the use of securities purchased under agreements to resell ("reverse repurchase agreements") and repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest. Repurchase and reverse repurchase agreements are presented on a net-by-counterparty basis, when the repurchase and reverse repurchase agreements are executed with the same counterparty, have the same explicit settlement date, are executed in accordance with a master netting arrangement, the securities underlying the repurchase and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2019, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At March 31, 2019, the gross balances of reverse repurchase agreements and repurchase agreements were $101.1 million and $369.1 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2019 was $101.1 million and $369.0 million, respectively ($99.0 million and $675.0 million, respectively, for the three months ended March 31, 2018). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2019 was $228.2 million and $891.0 million, respectively ($335.2 million and $894.0 million, respectively, for the three months ended March 31, 2018).
At March 31, 2019, the gross leverage ratio was 4.6.

Liquidity Management
We manage our need for liquidity on a daily basis to ensure compliance with regulatory requirements. Our liquidity needs may be affected by market conditions, increased inventory positions, business expansion and other unanticipated occurrences. In the event that existing financial resources do not satisfy our liquidity needs, we may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside our control.
We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Our reviews have resulted in plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.
Funding Risk

(Expressed in thousands)
	For the three months ended March 31,
	2019	2018
Cash provided by (used in) operating activities	$15,327	$(27,543)
Cash used in investing activities	(3,448)	(3,096)
Cash (used in) provided by financing activities	(19,481)	25,200
Net decrease in cash and cash equivalents	$(7,602)	$(5,439)
Management believes that funds from operations, combined with our capital base and available credit facilities, are sufficient for our liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom we rely to back away from providing funding to the securities industry. Such a development might impact our ability to finance our day-to-day activities or increase the costs to acquire funding. We may or may not be able to pass such increased funding costs on to our clients.
OFF-BALANCE SHEET ARRANGEMENTS
Information concerning our off-balance sheet arrangements is included in note 7 to the condensed consolidated financial statements appearing in Item 1. Such information is hereby incorporated by reference. Also, see "Risk Factors — The Company may continue to be significantly affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as well as "Regulatory and Legal Environment — Other Regulatory Matters" herein for additional details.

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of March 31, 2019:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	300,946	30,178	75,200	61,269	134,299
Future Lease Obligation (3)	11,854	263	713	2,405	8,473
Committed Capital	3,324	1,399	1,925	—	—
Senior Secured Notes (4)(5)	247,288	13,500	27,000	206,788	—
ARS Purchase Commitments (6)	7,429	—	7,429	—	—
Total	$570,841	$45,340	$112,267	$270,462	$142,772

(1)	See note 3 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	Includes interest liability of $88.0 million.

(3)	Obligation includes legally binding minimum lease payments for leases signed but not yet commenced.

(4)	See note 10 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(5)	Includes interest payable of $54.0 million through maturity.

(6)	See note 12 to the condensed consolidated financial statements appearing in Item 1 for additional information.
CYBERSECURITY
For many years, we have sought to maintain the security of our clients' data, limit access to its data processing environment, and protect our data processing facilities. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information.
Given the importance of the protection of client data, regulators have developed increased oversight of cybersecurity planning and protections that broker-dealers and other financial service providers have implemented. Such planning and protection are subject to the SEC's and FINRA's oversight and examination on a periodic or targeted basis. We expect that regulatory oversight will intensify, as a result of publicly announced data breaches by other organizations involving tens of millions of items of personally identifiable information. We continue to implement protections and adopt procedures to address the risks posed by the current information technology environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases may be required in the future, in anticipation of increases in the sophistication and persistency of such attacks. There can be no guarantee that our cybersecurity efforts will be successful in discovering or preventing a security breach.
REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On April 18, 2018, the SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisers and broker-dealers. Regulation Best Interest would enact an intermediate standard requiring advisers and broker-dealers to act in the clients' "best interest" at all times. The proposed rules would require substantially greater record keeping than is currently the case. The rules would be applicable to all customers of broker-dealers and investment advisers. The public comment period applicable to Regulation Best Interest expired on August 7, 2018. The SEC has indicated its intention to move forward with a final rule proposal in the fall of 2019. It is too soon to predict whether and in what form the SEC will adopt Regulation Best Interest, the effect it may have on broker-dealers and investment advisers generally, the specific effect it will have on the Company's broker-dealer and investment management businesses, and the effect it will have on the Company’s competitive position in the financial services industry.

We are reviewing our business and operating models in light of the proposed Regulation Best Interest and may make further structural and operational changes to those previously made in light of the vacated DOL Fiduciary Rules and in anticipation of the SEC adopting a version of proposed Regulation Best Interest.

MiFID II (Europe)

The European Commission recently adopted several acts under the revised Markets in Financial Instruments Directive (known as "MiFID II") that prevent broker-dealers operating in the European Union ("EU") from "bundling" the cost of research together with trading commissions. These rules became effective on January 3, 2018. Our ability to be compensated for equity research activities has been reduced and institutional clients are required to make payments for research through cash payments rather than transaction based commissions. MiFID II has had an impact on the manner in which business is being conducted in the United Kingdom ("UK") and in Europe with a noticeable reduction in the availability of equity research particularly in relation to smaller issuers. The long term effects of these changes on global securities markets and on competition in the EU and UK are impossible to predict.

BREXIT (Europe and United Kingdom)

In June 2016, in a referendum to consider the UK's continued participation in the EU, the UK voted in favor of withdrawing from the EU ("BREXIT"). The British government instituted Rule 50 on March 30, 2017 thereby beginning a two-year period during which Great Britain and the EU will define their relationship effective with Great Britain's departure from the EU. The two-year period has now expired and the EU and Great Britain agreed to extend the decision to October 31, 2019. BREXIT has created significant uncertainty in both the UK and in the other member states around its economic impact and the operating requirements for businesses located in the UK after the effective date. We have a London-based business and the ability for it to passport its employees to conduct a financial services business in the EU post-BREXIT is in considerable doubt. To date, there has been no discernible progress on the post-BREXIT relationship between the EU and the UK. The British Parliament has passed resolutions which appear to eliminate the possibility of a “hard BREXIT” whereby the UK would leave the European Union with no agreement. It also appears that most countries remaining in the EU post-BREXIT will provide a period of time for rules affecting UK based firms to be enforced. Given the lack of clarity on the ultimate post-BREXIT relationship between Great Britain and the EU, we cannot fully determine what, if any, impact BREXIT may have on our operations, both inside and outside the UK. The Company has opened an office in Frankfurt, Germany in the EU for its investment banking business and it will be available in the eventuality that it is needed in order to continue to conduct a securities business in the EU post-BREXIT. Depending on the outcome of negotiations between UK and EU, we might need to relocate a portion of our business out of the UK to continue coverage of clients located in the EU. If a relocation was deemed necessary, the business would be moved to a location based in the EU.
Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment” of Annual Report on Form 10-K for the year ended December 31, 2018.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2018, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information on regulatory capital requirements.
Regulatory Matters
On January 27, 2015, the SEC approved an Offer of Settlement from Oppenheimer and issued an Order Instituting Administrative and Cease and Desist Proceedings (the "SEC Order"). Pursuant to the SEC Order, Oppenheimer was ordered to, amongst other things, retain an independent consultant to review Oppenheimer's policies and procedures relating to anti-money laundering and Section 5 of the Securities Act of 1933. In July 2015, the Company created a Compliance Committee made up of independent directors to oversee our compliance with applicable rules and regulations.

In May and June 2017, our initial independent consultant delivered to the Company reports in connection with the January 2015 SEC Order, and another report in connection with the SEC's Municipalities Continuing Disclosure Cooperation "MCDC Initiative " (collectively, the "Required Reports"). Each of the reports has been reviewed by the Company and the Compliance Committee. In June 2018, the SEC began an examination of the Company to review our assertions with respect to our fulfillment of our initial independent consultant's recommendations appearing in the Required Reports. That examination concluded in November of 2018. On October 29, 2018, the Company's initial independent consultant resigned. On February 1, 2019 we engaged successor independent consultants (“Successor IC’s”) to complete the review of the implementation of the recommendations made in the Required Reports. We expect to work with the Successor IC’s to finalize the implementation of the remaining recommendations highlighted by the SEC exam staff during the examination.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"

From time to time the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: volumes and volatility in the securities markets, fluctuations in interest and/or currency rates, regulatory developments (general economic conditions, both domestic and international, competition in various forms legal developments including litigation and regulatory enforcement,developments arising from the failure of the Auction Rate Securities markets, changes in foreign, federal and state tax laws costs, including compensation expense, (war, terrorist acts, political unrest and health epidemics and other force majeure developments), corporate governance issues, financing liquidity credit, operational, legal and regulatory risks, risks related to foreign operations including risks related to the UK's decision to exit the EU or BREXIT, and potential cybersecurity threats, Forward looking statements are not guarantees and they involve risks, uncertainties, and assumptions. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. Investors should not rely unduly on any forward looking statements and should carefully consider the risks described in our filings with the SEC from time to time. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2019, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting 'Forward-Looking Statements'" in Part I, Item 2.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $21.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" in Part I, Item 2 for additional details.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed seventeen offers to purchase ARS from customer accounts when the Company's latest offer to purchase expired on October 8, 2018. The Company's purchases of ARS from clients have continued and will, subject to the terms and conditions of the AOD, continue on a periodic basis. Accounts were, and will continue to be, aggregated on a "household" basis for purposes of these offers. As of March 31, 2019, the Company had purchased and holds (net of redemptions) $40.7 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
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
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of March 31, 2019, Oppenheimer had extended margin loans to two holders of Eligible ARS from Massachusetts.
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
As of March 31, 2019, there were no pending ARS-related cases against Oppenheimer. As of March 31, 2019, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. It is possible, however, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment — Other Regulatory Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements" in Part I, Item 2.

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

On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. asserted cross-claims against Oppenheimer Holdings Inc., Oppenheimer Asset Management Inc., Oppenheimer Investment Management LLC, and Oppenheimer Trust Company of Delaware Inc. alleging that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company.
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

Item 1A. RISK FACTORS
During the three months ended March 31, 2019, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the first quarter of 2019, the Company issued 61,091 shares of Class A Stock pursuant to the Company's share-based compensation plans to certain employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of April, 2019.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)