Form 10-Q
period 2019-06-30
OPPENHEIMER HOLDINGS INC
filed 2019-07-26
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

(212) 668-8000
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	OPY	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 26, 2019 was 12,756,308 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$71,307	$90,675
Deposits with clearing organizations	65,491	67,678
Receivable from brokers, dealers and clearing organizations	167,931	166,493
Receivable from customers, net of allowance for credit losses of $920 ($886 in 2018)	807,581	720,777
Income tax receivable	—	1,014
Securities purchased under agreements to resell	39	290
Securities owned, including amounts pledged of $547,326 ($517,951 in 2018), at fair value	995,370	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $32,369 and $6,827 respectively ($25,109 and $6,800, respectively, in 2018)	43,413	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $90,633 ($89,182 in 2018)	32,327	28,988
Right-of-use lease assets, net of accumulated amortization of $12,983	166,612	—
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	132,356	112,768
Total assets	$2,652,416	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$17,456	$16,348
Bank call loans	50,100	15,000
Payable to brokers, dealers and clearing organizations	418,719	289,207
Payable to customers	325,754	336,616
Securities sold under agreements to repurchase	521,837	484,218
Securities sold but not yet purchased, at fair value	155,979	85,446
Accrued compensation	130,879	167,348
Income tax payable	849	—
Accounts payable and other liabilities	42,709	87,630
Lease liabilities	210,255	—
Senior secured notes, net of debt issuance costs of $775 ($904 in 2018)	199,225	199,096
Deferred tax liabilities, net of deferred tax assets of $43,682 ($41,722 in 2018)	15,044	14,083
Total liabilities	2,088,806	1,694,992
Commitments and contingencies (note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,756,308 and 12,941,809 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	48,069	53,259
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018	133	133
	48,202	53,392
Contributed capital	43,626	41,776
Retained earnings	470,693	449,989
Accumulated other comprehensive income	1,089	165
Total stockholders' equity	563,610	545,322
Total liabilities and stockholders' equity	$2,652,416	$2,240,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2019	2018	2019	2018
REVENUE
Commissions	$80,896	$82,850	$160,305	$166,257
Advisory fees	80,707	77,270	154,354	154,818
Investment banking	32,006	27,904	60,049	56,114
Bank deposit sweep income	31,830	28,853	65,798	54,150
Interest	13,550	13,056	26,277	25,283
Principal transactions, net	3,045	6,400	14,483	9,126
Other	8,901	6,223	21,439	11,338
Total revenue	250,935	242,556	502,705	477,086
EXPENSES
Compensation and related expenses	155,783	151,871	316,138	304,975
Communications and technology	20,499	17,997	40,585	36,685
Occupancy and equipment costs	15,573	14,901	30,846	30,329
Clearing and exchange fees	5,678	5,780	11,010	11,876
Interest	13,192	10,909	26,178	19,872
Other	22,819	28,581	44,505	51,211
Total expenses	233,544	230,039	469,262	454,948
Income before income taxes	17,391	12,517	33,443	22,138
Income taxes	5,016	3,662	9,874	6,578
Net income	$12,375	$8,855	$23,569	$15,560

Net income per share
Basic	$0.95	$0.67	$1.81	$1.17
Diluted	$0.89	$0.63	$1.70	$1.11

Weighted average shares
Basic	12,976,235	13,248,812	12,998,168	13,244,245
Diluted	13,861,753	14,050,573	13,857,616	14,005,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2019	2018	2019	2018
Net income	$12,375	$8,855	$23,569	$15,560
Other comprehensive income (loss), net of tax
Currency translation adjustment	361	(837)	924	(979)
Comprehensive income	$12,736	$8,018	$24,493	$14,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except per share amounts)	2019	2018	2019	2018
Share capital
Balance at beginning of period	$52,519	$58,529	$53,392	$58,492
Issuance of Class A non-voting common stock	—	296	1,162	333
Repurchase of Class A non-voting common stock for cancellation	(4,317)	—	(6,352)	—
Balance at end of period	48,202	58,825	48,202	58,825
Contributed capital
Balance at beginning of period	41,489	37,996	41,776	36,546
Share-based expense	2,137	1,587	4,026	3,096
Vested employee share plan awards	—	(296)	(2,176)	(355)
Balance at end of period	43,626	39,287	43,626	39,287
Retained earnings
Balance at beginning of period	459,751	432,544	449,989	426,930
Net income	12,375	8,855	23,569	15,560
Dividends paid	(1,433)	(1,457)	(2,865)	(2,913)
Other	—	(16)	—	349
Balance at end of period	470,693	439,926	470,693	439,926
Accumulated other comprehensive income
Balance at beginning of period	728	1,440	165	1,582
Currency translation adjustment	361	(837)	924	(979)
Balance at end of period	1,089	603	1,089	603
Total stockholders' equity	$563,610	$538,641	$563,610	$538,641

Dividends paid per share	$0.11	$0.11	$0.22	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2019	2018
Cash flows from operating activities
Net income	$23,569	$15,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	3,602	3,140
Deferred income taxes	1,081	2,712
Amortization of notes receivable	6,469	6,378
Amortization of debt issuance costs	129	129
Provision for credit losses	34	79
Share-based compensation	6,384	5,216
Amortization of right-of-use lease assets	12,892	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	2,187	(14,642)
Receivable from brokers, dealers and clearing organizations	(1,438)	(17,412)
Receivable from customers	(86,838)	12,439
Income tax receivable	1,014	121
Securities purchased under agreements to resell	251	(6,080)
Securities owned	(157,786)	(93,807)
Notes receivable	(5,824)	(8,268)
Other assets	(19,359)	29,452
Increase (decrease) in operating liabilities:
Drafts payable	1,108	(20,780)
Payable to brokers, dealers and clearing organizations	129,512	71,059
Payable to customers	(10,862)	(12,243)
Income taxes payable	849	—
Securities sold under agreements to repurchase	37,619	12,673
Securities sold but not yet purchased	70,533	67,556
Accrued compensation	(38,827)	(46,251)
Accounts payable and other liabilities	(14,290)	4,280
Cash (used in) provided by operating activities	(37,991)	11,311
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(6,941)	(3,947)
Purchase of intangible assets	—	(400)
Proceeds from the settlement of Company-owned life insurance	695	—
Cash used in investing activities	(6,246)	(4,347)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,865)	(2,913)
Repurchase of Class A non-voting common stock for cancellation	(6,352)	—
Payments for employee taxes withheld related to vested share-based awards	(1,014)	(2,444)
Increase (decrease) in bank call loans, net	35,100	(10,800)
Cash provided by (used in) financing activities	24,869	(16,157)
Net decrease in cash and cash equivalents	(19,368)	(9,193)
Cash and cash equivalents, beginning of period	90,675	48,154
Cash and cash equivalents, end of period	$71,307	$38,961

Schedule of non-cash financing activities
Employee share plan issuance	$1,706	$333

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$25,830	$26,899
Cash paid during the period for income taxes, net	$7,326	$3,918
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the six month period ended June 30, 2019 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 94 retail branch offices in the United States as well as offices in London, England, St. Helier, Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2019, the Company had right of use operating lease assets of $166.6 million (net of accumulated amortization of $13.0 million) which are comprised of real estate leases of $163.6 million (net of accumulated amortization of $12.0 million) and equipment leases of $3.0 million (net of accumulated amortization of $939,000). As of June 30, 2019, the Company had operating lease liabilities of $210.3 million which are comprised of real estate lease liabilities of $207.3 million and equipment lease liabilities of $3.0 million. As of June 30, 2019, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right of use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of June 30, 2019.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of June 30, 2019:

As of June 30, 2019

Weighted average remaining lease term (in years)	8.61
Weighted average discount rate	7.92%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2019 which are included in occupancy and equipment costs on the condensed consolidated income statement:

(Expressed in thousands)
	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost:
Real estate leases - Right-of-use lease asset amortization	$5,712	$12,044
Real estate leases - Interest expense	4,204	7,647
Equipment leases - Right-of-use lease asset amortization	474	939
Equipment leases - Interest expense	57	114

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of June 30, 2019 are as follows:

(Expressed in thousands)
As of June 30, 2019

2019	$20,764
2020	41,076
2021	35,997
2022	32,125
2023	30,095
After 2024	134,370
Total lease payments	$294,427
Less interest	(84,172)
Present value of lease liabilities	$210,255

As of June 30, 2019, the Company had additional operating leases that have not yet commenced of 14.0 million. These operating leases will commence between July 1, 2019 and May 1, 2021 with lease terms of 5 years to 11 years.

In November 2016, the SEC issued a no action letter related to the treatment of operating leases under SEC Rule 15c3-1 (the “Rule”) in the context of the adoption of ASU 2016-2, “Leases” which provided relief, if certain conditions are met, to broker-dealers in the net capital treatment of operating lease assets which would otherwise be treated as a non-allowable asset. The application of this guidance resulted in no additional charges to net capital for operating leases during the first and second quarter of 2019.

4.    Revenue from contracts with customers
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company's progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.
The Company earns revenue from contracts with customers and other sources (principal transactions, interest and other). The following provides detailed information on the recognition of the Company's revenue from contracts with customers:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Commissions
Commissions from Sales and Trading — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. A substantial portion of Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on trade date when the performance obligation is satisfied. Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options, and commodities transactions. The Company records a receivable on the trade date and receives a payment on the settlement date.
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
Revenue from financial advisory services includes fees generated in connection with mergers, acquisitions and restructuring transactions and such revenue and fees are primarily recorded at a point in time when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Payment for advisory services is generally due upon a completion of the transaction or milestone. Retainer fees and fees earned from certain advisory services are recognized ratably over the service period as the customers receive the benefit of the services throughout the term of the contracts, and such fees are collected based on the terms of the contracts.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2019 and 2018:

(Expressed in thousands)	For the Three Months Ended June 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$37,026	$—	$33,736	$4	$70,766
Mutual fund income	10,124	1	1	4	10,130
Advisory fees	62,080	18,617	2	8	80,707
Investment banking - capital markets	4,262	—	14,699	—	18,961
Investment banking - advisory	—	—	13,045	—	13,045
Bank deposit sweep income	31,830	—	—	—	31,830
Other	3,526	—	522	1,537	5,585
Total revenue from contracts with customers	148,848	18,618	62,005	1,553	231,024
Other sources of revenue:
Interest	9,639	—	3,459	452	13,550
Principal transactions, net	538	—	6,312	(3,805)	3,045
Other	2,903	4	43	366	3,316
Total other sources of revenue	13,080	4	9,814	(2,987)	19,911
Total revenue	$161,928	$18,622	$71,819	$(1,434)	$250,935

(Expressed in thousands)	For the Three Months Ended June 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$39,093	$—	$33,022	$62	$72,177
Mutual fund income	10,441	222	5	5	10,673
Advisory fees	59,774	17,485	3	8	77,270
Investment banking - capital markets	3,469	—	16,196	—	19,665
Investment banking - advisory	—	—	8,239	—	8,239
Bank deposit sweep income	28,853	—	—	—	28,853
Other	3,430	3	457	(47)	3,843
Total revenue from contracts with customers	145,060	17,710	57,922	28	220,720
Other sources of revenue:
Interest	9,514	(4)	3,263	283	13,056
Principal transactions, net	212	—	6,989	(801)	6,400
Other	1,767	—	32	581	2,380
Total other sources of revenue	11,493	(4)	10,284	63	21,836
Total revenue	$156,553	$17,706	$68,206	$91	$242,556

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$74,502	$—	$66,052	$7	$140,561
Mutual fund income	19,738	(5)	2	9	19,744
Advisory fees	119,124	35,206	7	17	154,354
Investment banking - capital markets	7,011	—	23,292	—	30,303
Investment banking - advisory	—	—	29,746	—	29,746
Bank deposit sweep income	65,798	—	—	—	65,798
Other	6,805	—	841	1,793	9,439
Total revenue from contracts with customers	292,978	35,201	119,940	1,826	449,945
Other sources of revenue:
Interest	19,047	—	6,294	936	26,277
Principal transactions, net	2,222	—	16,469	(4,208)	14,483
Other	11,208	7	77	708	12,000
Total other sources of revenue	32,477	7	22,840	(2,564)	52,760
Total revenue	$325,455	$35,208	$142,780	$(738)	$502,705

(Expressed in thousands)	For the Six Months Ended June 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$79,371	$—	$65,019	$77	$144,467
Mutual fund income	21,268	505	7	10	21,790
Advisory fees	119,910	34,838	54	16	154,818
Investment banking - capital markets	7,839	—	30,592	—	38,431
Investment banking - advisory	—	—	17,683	—	17,683
Bank deposit sweep income	54,150	—	—	—	54,150
Other	7,705	6	432	(46)	8,097
Total revenue from contracts with customers	290,243	35,349	113,787	57	439,436
Other sources of revenue:
Interest	18,351	1	6,468	463	25,283
Principal transactions, net	132	—	9,381	(387)	9,126
Other	1,921	—	99	1,221	3,241
Total other sources of revenue	20,404	1	15,948	1,297	37,650
Total revenue	$310,647	$35,350	$129,735	$1,354	$477,086

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
The Company had receivables related to revenue from contracts with customers of $35.3 million and $23.7 million at June 30, 2019 and January 1, 2019, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2019.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $3.7 million and $318,000 at June 30, 2019 and January 1, 2019, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at June 30, 2019	Opening Balance at January 1, 2019
Contract assets (receivables):
Commission (1)	$4,142	$3,738
Mutual fund income (2)	6,798	7,241
Advisory fees (3)	901	1,214
Bank deposit sweep income (4)	4,208	4,622
Investment banking fees (5)	10,583	3,996
Other	8,638	2,869
Total contract assets	$35,270	$23,680
Deferred revenue (payables):
Investment banking fees (6)	$2,396	$318
IRA fees (7)	1,333	—
Total deferred revenue	$3,729	$318

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fees earned but not yet received.

(6)	Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.
(7)Fee received in advance on an annual basis.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average number of shares outstanding	12,976,235	13,248,812	12,998,168	13,244,245
Net dilutive effect of share-based awards, treasury method (1)	885,518	801,761	859,448	761,311
Diluted weighted average number of shares outstanding	13,861,753	14,050,573	13,857,616	14,005,556

Net income	$12,375	$8,855	$23,569	$15,560

Net income per share
Basic	$0.95	$0.67	$1.81	$1.17
Diluted	$0.89	$0.63	$1.70	$1.11

(1)
For both the three and six months ended June 30, 2019, the diluted net income per share computation does not include the anti-dilutive effect of 7,628 shares of Class A Stock granted under share-based compensation arrangements (4,050 shares for both the three and six months ended June 30, 2018).

6.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2019	December 31, 2018
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$103,148	$108,144
Receivable from brokers	22,521	20,140
Securities failed to deliver	14,898	7,021
Clearing organizations	25,604	28,777
Other	1,760	2,411
Total	$167,931	$166,493
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$247,714	$146,815
Payable to brokers	8,667	158
Securities failed to receive	30,570	27,799
Other	131,768	114,435
Total	$418,719	$289,207

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last nine years, the Company has bought back $137.2 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors. As of June 30, 2019, the Company had $2.0 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last nine years, the Company has purchased $102.3 million of ARS pursuant to these legal settlements and awards. As of June 30, 2019, the Company had one remaining commitment to purchase $3.6 million in ARS by June 30, 2020.
As of June 30, 2019, the Company owned $48.5 million of ARS securities. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
Valuation
The Company’s ARS securities owned and ARS purchase commitments referred to above have, for the most part, been subject to recent issuer tender offers. As a result, the Company has valued the ARS securities owned and the ARS purchase commitments at the observable tender offer price which provides the basis to categorize them in Level 2 of the fair value hierarchy. The ARS purchase commitments related to the settlements with the Regulators and legal settlements and awards are considered derivative assets or liabilities. The ARS purchase commitments represent the difference between the principal value and the fair value of the ARS the Company is committed to purchase.
As of June 30, 2019, the Company had a valuation adjustment (unrealized loss) totaling $6.8 million which consists of $6.1 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and$0.7 million for ARS purchase commitments from legal settlements and awards (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).
During the three months ended June 30, 2019, the Company had unrealized losses of $2.4 million in its condensed consolidated statements of income related to the Company's participation in a recent tender offer by an ARS issuer. The unrealized loss is the result of marking the positions to the issuer tender offer price.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2019:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,664	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,665	1,399	N/A	N/A
	$6,329	$1,399

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
Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,500	$—	$—	$10,500
Deposits with clearing organizations	31,293	—	—	31,293
Securities owned:
U.S. Treasury securities	689,992	—	—	689,992
U.S. Agency securities	4,540	20,213	—	24,753
Sovereign obligations	—	1,063	—	1,063
Corporate debt and other obligations	—	25,556	—	25,556
Mortgage and other asset-backed securities	—	1,956	—	1,956
Municipal obligations	—	141,362	—	141,362
Convertible bonds	—	26,123	—	26,123
Corporate equities	39,430	—	—	39,430
Money markets	2,674	—	—	2,674
Auction rate securities	—	42,461	—	42,461
Securities owned, at fair value	736,636	258,734	—	995,370
Investments (1)	—	106		106
Derivative contracts:
TBAs	—	14	—	14
Total	$778,429	$258,854	$—	$1,037,283
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$97,720	$—	$—	$97,720
U.S. Agency securities	—	19	—	19
Sovereign obligations	—	1,066	—	1,066
Corporate debt and other obligations	—	20,907	—	20,907
Mortgage and other asset-backed securities	—	1	—	1
Convertible bonds	—	17,779	—	17,779
Corporate equities	18,487	—	—	18,487
Securities sold but not yet purchased, at fair value	116,207	39,772	—	155,979
Derivative contracts:
Futures	1,781	—	—	1,781
Foreign exchange forward contracts	4	—	—	4
TBAs	—	45	—	45
ARS purchase commitments	—	764	—	764
Derivative contracts, total	1,785	809	—	2,594
Total	$117,992	$40,581	$—	$158,573

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2019 and 2018:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2019
	Beginning Balance	Total Realized and Unrealized Gains(2)(3)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Auction rate securities (1)	$21,700	$—	$—	$(350)	$(21,350)	$—
Investments	104	2	—	—	(106)	—

(1)	Represents auction rate preferred securities that failed in the auction rate market.

(2)	Included in principal transactions in the condensed consolidated statement of income, except for gains from investments which are included in other income in the condensed consolidated statement of income.

(3)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2018
	Beginning Balance	Total Realized and Unrealized Gains (losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Auction rate securities (1)	$87,350	$(902)	$4,050	$(275)	$(17,602)	$72,621
Investments	168	(4)	—	—	—	164
Liabilities
ARS purchase commitments (2)	183	(39)	—	—	91	131

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)	Included in principal transactions in the condensed consolidated statement of income, except for gains (losses) from investments which are included in other income in the condensed consolidated statement of income.

(4)	Unrealized gains (losses) are attributable to assets or liabilities that are still held at the reporting date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2019
	Beginning Balance	Total Realized and Unrealized Gains (2)(3)	Purchases and Issuances	Sales and Settlements	Transfers In (Out)	Ending Balance

Assets
Auction rate securities (1)	$21,699	$1	$—	$(350)	$(21,350)	$—
Investments	101	5	—	—	(106)	—

(1)	Represents auction rate preferred securities that failed in the auction rate market.

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
The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 approximates fair value because of the relatively short-term nature of the underlying assets. The fair value of the Company's senior secured notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the notes trade.
Assets and liabilities not measured at fair value as of June 30, 2019

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$60,807	$60,807	$—	$—	$60,807
Deposits with clearing organization	34,198	34,198	—	—	34,198
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	103,148	—	103,148	—	103,148
Receivables from brokers	22,521	—	22,521	—	22,521
Securities failed to deliver	14,898	—	14,898	—	14,898
Clearing organizations	25,604	—	25,604	—	25,604
Other	1,791	—	1,791	—	1,791
	167,962	—	167,962	—	167,962
Receivable from customers	807,581	—	807,581	—	807,581
Securities purchased under agreements to resell	39	—	39	—	39
Notes receivable, net	43,413	—	43,413	—	43,413
Investments (1)	69,070	—	69,070	—	69,070

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$17,456	$17,456	$—	$—	$17,456
Bank call loans	50,100	—	50,100	—	50,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	247,714	—	247,714	—	247,714
Payable to brokers	8,667	—	8,667	—	8,667
Securities failed to receive	30,570	—	30,570	—	30,570
Other	129,987	—	129,987	—	129,987
	416,938	—	416,938	—	416,938
Payables to customers	325,754	—	325,754	—	325,754
Securities sold under agreements to repurchase	521,837	—	521,837	—	521,837
Senior secured notes	200,000	—	205,356	—	205,356

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$80,175	$80,175	$—	$—	$80,175
Deposits with clearing organization	33,079	33,079	—	—	33,079
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	108,144	—	108,144	—	108,144
Receivables from brokers	20,140	—	20,140	—	20,140
Securities failed to deliver	7,021	—	7,021	—	7,021
Clearing organizations	28,777	—	28,777	—	28,777
Other	2,411	—	2,411	—	2,411
	166,493	—	166,493	—	166,493
Receivable from customers	720,777	—	720,777	—	720,777
Securities purchased under agreements to resell	290	—	290	—	290
Notes receivable, net	44,058	—	44,058	—	44,058
Investments (1)	59,765	—	59,765	—	59,765

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$16,348	$16,348	$—	$—	$16,348
Bank call loans	15,000	—	15,000	—	15,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	146,815	—	146,815	—	146,815
Payable to brokers	158	—	158	—	158
Securities failed to receive	27,799	—	27,799	—	27,799
Other	113,628	—	113,628	—	113,628
	288,400	—	288,400	—	288,400
Payables to customers	336,616	—	336,616	—	336,616
Securities sold under agreements to repurchase	484,218	—	484,218	—	484,218
Senior secured notes	200,000	—	199,722	—	199,722

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2019, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of June 30, 2019 and December 31, 2018 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2019
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$12,680	$14
		$12,680	$14
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$5,176,000	$1,781
Other contracts	Foreign exchange forward contracts	400	4
	TBAs	19,180	45
	ARS purchase commitments	5,554	764
		$5,201,134	$2,594

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of income for the three months ended June 30, 2019 and 2018:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,090)
Other contracts	Foreign exchange forward contracts	Other revenue	(4)
	TBAs	Principal transactions revenue	(86)
	ARS purchase commitments	Principal transactions revenue	350
			$(1,830)

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
			$512

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,666)
Other contracts	Foreign exchange forward contracts	Other revenue	(6)
	TBAs	Principal transactions revenue	(76)
	ARS purchase commitments	Principal transactions revenue	332
			$(2,416)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2019, the Company's bank call loans outstanding balance was $50.1 million ($15.0 million as of December 31, 2018). As of June 30, 2019, such loans were collateralized by firm securities with market values of approximately $81.1 million with commercial banks.
As of June 30, 2019, the Company had approximately $1.0 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $209.0 million under securities loan agreements.
As of June 30, 2019, the Company had pledged $210.6 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2019, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2019:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$689,922
Securities loaned:
Equity securities	247,714
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$937,636

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2019 and December 31, 2018:

As of June 30, 2019
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$168,124	$(168,085)	$39	$—	$—	$39
Securities borrowed (1)	103,148	—	103,148	(100,192)	—	2,956
Total	$271,272	$(168,085)	$103,187	$(100,192)	$—	$2,995

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$689,922	$(168,085)	$521,837	$(521,022)	$—	$815
Securities loaned (2)	247,714	—	247,714	(239,713)	—	8,001
Total	$937,636	$(168,085)	$769,551	$(760,735)	$—	$8,816

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2018
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$82,429	$(82,139)	$290	$—	$—	$290
Securities borrowed (1)	108,144	—	108,144	(105,960)	—	2,184
Total	$190,573	$(82,139)	$108,434	$(105,960)	$—	$2,474

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$566,357	$(82,139)	$484,218	$(480,322)	$—	$3,896
Securities loaned (2)	146,815	—	146,815	(139,232)	—	7,583
Total	$713,172	$(82,139)	$631,033	$(619,554)	$—	$11,479

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2019, the Company did not have any repurchase agreements or reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2019, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $100.5 million ($104.9 million as of December 31, 2018) and $170.9 million ($83.0 million as of December 31, 2018), respectively, of which the Company has sold and re-pledged approximately $29.5 million ($27.6 million as of December 31, 2018) under securities loaned transactions and $170.9 million under repurchase agreements ($83.0 million as of December 31, 2018).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $547.3 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2019 ($518.0 million as of December 31, 2018). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $81.1 million as of June 30, 2019 ($20.2 million as of December 31, 2018).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2019 were receivables from four major U.S. broker-dealers totaling approximately $69.6 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2019 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2019, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of June 30, 2019 and December 31, 2018:

(Expressed in thousands)
	As of June 30, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$365,259	$360	$—	$—	$360
Private equity funds	7,454	8	—	—	8
Total	$372,713	$368	$—	$—	$368

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
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

10.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2019	December 31, 2018
6.75% Senior Secured Notes	7/1/2022	$200,000	$200,000
Unamortized Debt Issuance Cost		(775)	(904)
		$199,225	$199,096
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes had been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "Old Notes") in the principal amount of $120.0 million, and pay all fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The Company capitalized the remaining $1.3 million and will amortize it over the term of the Notes.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of June 30, 2019, the Parent was in compliance with all of its covenants.
Interest expense for both the three and six months ended June 30, 2019 and 2018 on the Notes was $3.4 million and $6.8 million, respectively.
On July 26, 2019, the Company announced that it will be redeeming a total of $50.0 million (25%) of its Notes. The Company has delivered to the Trustee for the holders of the Notes a notice of partial redemption, notifying the Trustee of the Company’s intent to redeem on August 25, 2019 (the “Redemption Date”) $50.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% (“Call Premium”) of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon to the Redemption Date. The Company will incur $1.7 million in costs associated with paying the Call Premium on the Notes during the third quarter of 2019. Upon completion of the redemption, $150.0 million aggregate principal amount of the Notes will remain outstanding. The redemption of 25% of the Notes will reduce the Company’s interest costs by $3.8 million annually.
11.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Class A Stock outstanding, beginning of period	12,923,517	13,141,103	12,941,809	13,139,203
Issued pursuant to share-based compensation plans	—	15,250	61,091	17,150
Repurchased and canceled pursuant to the stock buy-back	(167,209)	—	(246,592)	—
Class A Stock outstanding, end of period	12,756,308	13,156,353	12,756,308	13,156,353
Stock buy-back

Under the previous share repurchase program which was announced on May 5, 2017, the Company was authorized to purchase up to 650,000 shares of its Class A Stock. As of January 1, 2019, 272,784 shares were available to be purchased under this program. During the three months ended June 30, 2019, the Company purchased and canceled 167,209 shares of Class A Stock for a total consideration of $4.3 million ($25.82 per share) under this program. During the six months ended June 30, 2019, the Company purchased and canceled 246,592 shares of Class A Stock for a total consideration of $6.4 million ($25.76 per share) under this program. As of June 30, 2019, 26,192 shares remained available to be purchased under the previous share repurchase program.
On July 26, 2019, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 640,000 shares of the Company's Class A Stock, representing approximately 5% of its 12,756,308 currently issued and outstanding shares of Class A Stock. This authorization will supplement the 26,192 shares that remain authorized and available under the Company's previous share repurchase program for a total of 666,192 shares authorized and available for repurchase.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's Notes. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $3.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
As discussed in note 7 Fair value measurements, the Company reached settlements with the Regulators and various clients to repurchase ARS. Under the settlements with Regulators the Company has $2.0 million remaining of ARS to purchase from Eligible Investors at June 30, 2019. In addition, the Company has one remaining commitment to purchase $3.6 million in ARS from a client by June 30, 2020.
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
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2019, the net capital of Oppenheimer as calculated under the Rule was $201.7 million or 24.14% of Oppenheimer's aggregate debit items. This was $185.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2019, Freedom had net capital of $5.2 million, which was $5.1 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2019, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 15.85% (required 4.5%);

•	Tier 1 Capital ratio 15.85% (required 6.0%); and

•	Total Capital ratio 15.89% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of June 30, 2019, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of June 30, 2019, the regulatory capital of Oppenheimer Investments Asia Limited was $1.4 million, which was $1.0 million in excess of the $384,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the reported revenue and income (loss) before income taxes of the Company for the three and six months ended June 30, 2019 and 2018. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Private client (1)	$161,928	$156,553	$325,455	$310,647
Asset management (1)	18,622	17,706	35,208	35,350
Capital markets	71,819	68,206	142,780	129,735
Corporate/Other	(1,434)	91	(738)	1,354
Total	$250,935	$242,556	$502,705	$477,086
Income (loss) before income taxes
Private client (1)	$43,416	$33,513	$86,250	$73,675
Asset management (1)	5,318	3,958	7,560	7,676
Capital markets	(1,801)	(199)	(4,448)	(6,256)
Corporate/Other	(29,542)	(24,755)	(55,919)	(52,957)
Total	$17,391	$12,517	$33,443	$22,138

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2019 and 2018 was as follows:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Americas	$242,464	$234,471	$485,863	$460,083
Europe/Middle East	7,666	7,222	15,335	14,745
Asia	805	863	1,507	2,258
Total	$250,935	$242,556	$502,705	$477,086
15.    Subsequent events
On July 26, 2019, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on August 23, 2019 to holders of Class A Stock and Class B Stock of record on August 9, 2019.

On July 26, 2019, the Company announced that it will be redeeming a total of $50.0 million (25%) of its Notes. The Company has delivered to the Trustee for the holders of the Notes a notice of partial redemption, notifying the Trustee of the Company’s intent to redeem on August 25, 2019 (the “Redemption Date”) $50.0 million aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% (“Call Premium”) of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon to the Redemption Date. The Company will incur $1.7 million in costs associated with paying the Call Premium on the Notes during the third quarter of 2019. Upon completion of the redemption, $150.0 million aggregate principal amount of the Notes will remain outstanding. The redemption of 25% of the Notes will reduce the Company’s interest costs by $3.8 million annually.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$38,235	$475	$32,597	$—	$71,307
Deposits with clearing organizations	—	—	65,491	—	65,491
Receivable from brokers, dealers and clearing organizations	—	—	167,931	—	167,931
Receivable from customers, net of allowance for credit losses of $920	—	—	807,581	—	807,581
Income tax receivable	47,917	22,247	(702)	(69,462)	—
Securities purchased under agreements to resell	—	—	39	—	39
Securities owned, including amounts pledged of $547,326 at fair value	—	1,493	993,877	—	995,370
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $32,369 and $6,827, respectively	—	—	43,413	—	43,413
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $90,633	—	23,297	9,030	—	32,327
Right-of-use lease assets, net of accumulated amortization of $12,983	—	160,202	6,410	—	166,612
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	125	1,956	130,275	—	132,356
Deferred tax assets	155	(29)	17,573	(17,699)	—
Investment in subsidiaries	692,030	580,920	—	(1,272,950)	—
Intercompany receivables	(12,892)	46,960	(7,420)	(26,648)	—
Total assets	$765,570	$950,479	$2,435,684	$(1,499,317)	$2,652,416
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$17,456	$—	$17,456
Bank call loans	—	—	50,100	—	50,100
Payable to brokers, dealers and clearing organizations	—	—	418,719	—	418,719
Payable to customers	—	—	325,754	—	325,754
Securities sold under agreements to repurchase	—	—	521,837	—	521,837
Securities sold but not yet purchased, at fair value	—	—	155,979	—	155,979
Accrued compensation	—	—	130,879	—	130,879
Income tax payable	2,440	22,189	45,683	(69,463)	849
Accounts payable and other liabilities	295	(10,302)	52,725	(9)	42,709
Lease liabilities	—	203,240	7,015	—	210,255
Senior secured notes, net of debt issuance cost of $775	199,225	—	—	—	199,225
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	(808)	33,546	(17,694)	15,044
Intercompany payables	—	(193,967)	—	193,967	—
Total liabilities	201,960	20,352	1,872,251	(5,757)	2,088,806
Stockholders' equity
Total stockholders' equity	563,610	930,127	563,433	(1,493,560)	563,610
Total liabilities and stockholders' equity	$765,570	$950,479	$2,435,684	$(1,499,317)	$2,652,416

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$80,896	$—	$80,896
Advisory fees	—	—	81,067	(360)	80,707
Investment banking	—	—	32,006	—	32,006
Bank deposit sweep income	—	—	31,830	—	31,830
Interest	91	2,060	13,473	(2,074)	13,550
Principal transactions, net	—	40	3,005	—	3,045
Other	—	1	8,899	1	8,901
Total revenue	91	2,101	251,176	(2,433)	250,935
EXPENSES
Compensation and related expenses	380	—	155,402	1	155,783
Communications and technology	52	—	20,447	—	20,499
Occupancy and equipment costs	—	—	15,573	—	15,573
Clearing and exchange fees	—	—	5,678	—	5,678
Interest	3,375	—	11,890	(2,073)	13,192
Other	234	122	22,824	(361)	22,819
Total expenses	4,041	122	231,814	(2,433)	233,544
Income (loss) before income taxes	(3,950)	1,979	19,362	—	17,391
Income taxes	(995)	510	5,501	—	5,016
Net income (loss)	(2,955)	1,469	13,861	—	12,375

Equity in earnings of subsidiaries	15,330	13,861	—	(29,191)	—
Net income	12,375	15,330	13,861	(29,191)	12,375
Other comprehensive income	—	—	361	—	361
Total comprehensive income	$12,375	$15,330	$14,222	$(29,191)	$12,736

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$82,850	$—	$82,850
Advisory fees	—	—	77,589	(319)	77,270
Investment banking	—	—	27,904	—	27,904
Bank deposit sweep income	—	—	28,853	—	28,853
Interest	3	2,060	13,070	(2,077)	13,056
Principal transactions, net	—	—	6,409	(9)	6,400
Other	—	95	6,222	(94)	6,223
Total revenue	3	2,155	242,897	(2,499)	242,556
EXPENSES
Compensation and related expenses	522	—	151,349	—	151,871
Communications and technology	49	—	17,948	—	17,997
Occupancy and equipment costs	—	—	14,995	(94)	14,901
Clearing and exchange fees	—	—	5,780	—	5,780
Interest	3,375	—	9,611	(2,077)	10,909
Other	278	849	27,782	(328)	28,581
Total expenses	4,224	849	227,465	(2,499)	230,039
Income (loss) before income taxes	(4,221)	1,306	15,432	—	12,517
Income taxes	(1,065)	369	4,358	—	3,662
Net income (loss)	(3,156)	937	11,074	—	8,855

Equity in earnings of subsidiaries	12,011	11,074	—	(23,085)	—
Net income	8,855	12,011	11,074	(23,085)	8,855
Other comprehensive loss	—	—	(837)	—	(837)
Total comprehensive income	$8,855	$12,011	$10,237	$(23,085)	$8,018

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$160,305	$—	$160,305
Advisory fees	—	—	155,049	(695)	154,354
Investment banking	—	—	60,049	—	60,049
Bank deposit sweep income	—	—	65,798	—	65,798
Interest	175	4,122	26,127	(4,147)	26,277
Principal transactions, net	—	101	14,394	(12)	14,483
Other	—	2	21,436	1	21,439
Total revenue	175	4,225	503,158	(4,853)	502,705
EXPENSES
Compensation and related expenses	825	—	315,318	(5)	316,138
Communications and technology	91	—	40,494	—	40,585
Occupancy and equipment costs	—	—	30,846	—	30,846
Clearing and exchange fees	—	—	11,010	—	11,010
Interest	6,750	—	23,575	(4,147)	26,178
Other	550	244	44,412	(701)	44,505
Total expenses	8,216	244	465,655	(4,853)	469,262
Income (loss) before income taxes	(8,041)	3,981	37,503	—	33,443
Income taxes	(2,338)	1,436	10,776	—	9,874
Net income (loss)	(5,703)	2,545	26,727	—	23,569

Equity in earnings of subsidiaries	29,272	26,726	—	(55,998)	—
Net income	23,569	29,271	26,727	(55,998)	23,569
Other comprehensive income	—	—	924	—	924
Total comprehensive income	$23,569	$29,271	$27,651	$(55,998)	$24,493

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$166,257	$—	$166,257
Advisory fees	—	—	155,463	(645)	154,818
Investment banking	—	—	56,114	—	56,114
Bank deposit sweep income	—	—	54,150	—	54,150
Interest	3	4,120	25,317	(4,157)	25,283
Principal transactions, net	—	—	9,168	(42)	9,126
Other	—	191	11,336	(189)	11,338
Total revenue	3	4,311	477,805	(5,033)	477,086
EXPENSES
Compensation and related expenses	848	—	304,127	—	304,975
Communications and technology	88	—	36,597	—	36,685
Occupancy and equipment costs	—	—	30,518	(189)	30,329
Clearing and exchange fees	—	—	11,876	—	11,876
Interest	6,750	—	17,279	(4,157)	19,872
Other	665	1,102	50,131	(687)	51,211
Total expenses	8,351	1,102	450,528	(5,033)	454,948
Income (loss) before income taxes	(8,348)	3,209	27,277	—	22,138
Income taxes	(2,105)	633	8,050	—	6,578
Net income (loss)	(6,243)	2,576	19,227	—	15,560

Equity in earnings of subsidiaries	21,803	19,227	—	(41,030)	—
Net income	15,560	21,803	19,227	(41,030)	15,560
Other comprehensive loss	—	—	(979)	—	(979)
Total comprehensive income	$15,560	$21,803	$18,248	$(41,030)	$14,581

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash used in operating activities	$(5,060)	$(3,351)	$(29,580)	$—	$(37,991)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(6,941)	—	(6,941)
Purchase of tangible assets	—	—	—	—	—
Proceeds from the settlement of Company-owned life insurance	—	—	695	—	695
Cash used in investing activities	—	—	(6,246)	—	(6,246)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,865)	—	—	—	(2,865)
Repurchase of Class A non-voting common stock	(6,352)	—	—	—	(6,352)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Decrease in bank call loans, net	—	—	35,100	—	35,100
Cash provided by (used in) financing activities	(10,231)	—	35,100	—	24,869
Net decrease in cash and cash equivalents	(15,291)	(3,351)	(726)	—	(19,368)
Cash and cash equivalents, beginning of the period	53,526	3,826	33,323	—	90,675
Cash and cash equivalents, end of the period	$38,235	$475	$32,597	$—	$71,307

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
Oppenheimer Holdings Inc. (the "Company", "we", "our" or "us") engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2019, we provided our services from 94 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets administered as of June 30, 2019 totaled $87.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At June 30, 2019, client assets under management ("AUM") totaled $30.2 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At June 30, 2019, the Company employed 2,970 employees (2,897 full-time and 73 part-time), of whom 1,036 were financial advisers.

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
The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our technology capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, investing in people and programs, and providing a platform with first class investment programs and services.
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

Impact of Interest Rates

The Federal Reserve Bank has implemented a series of increases in its benchmark short-term interest rate since 2017. These increases in short-term interest rates have had a significant impact on our overall financial performance, as we have programs offered to our clients (for the investment of short-term funds as well as margin loans) which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities, increases in short-term interest rates generally result in an overall increase in our net earnings. Clients’ domestic cash sweep balances have decreased over the past several quarters as clients increased their allocations to other investments including other short-term fixed income investments, largely driven by the improvement of equity market conditions and also due to tax-related seasonal factors.
While short-term interest rates have risen due to rate increases by the Federal Reserve in recent periods, market deposit rates paid on client cash balances have not been impacted to as great a degree, resulting in an increase in fees the Company earned from third-party banks. Any decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings.

EXECUTIVE SUMMARY
The Company reported net income attributable to Oppenheimer Holdings Inc. of $12.4 million or $0.95 basic net income per share for the three months ended June 30, 2019 compared with net income attributable to Oppenheimer Holdings Inc. of $8.9 million or $0.67 basic net income per share for the three months ended June 30, 2018. Income before income taxes was $17.4 million for the three months ended June 30, 2019 compared with income before income taxes of $12.5 million for the three months ended June 30, 2018. Revenue for the three months ended June 30, 2019 was $250.9 million compared with revenue of $242.6 million for the three months ended June 30, 2018, an increase of 3.5%.
During the second quarter of 2019, the major stock indices in the U.S. increased 3.8% adding on to the 13.1% gains in the first quarter of 2019. The equities markets had their best June in decades while all three major indices closed near all-time highs. The markets benefited from expectations that the U.S. Federal Reserve will decrease short-term interest rates in the near term. A continued strong U.S. economy, record low unemployment, and optimism around trade negotiations between the U.S. and China helped fuel the rally in the equities markets. The 10-year Treasury yield was 2.41% at the end of the first quarter of 2019 and fell to 2.00% at the end of the second quarter of 2019 due to expectations around the Fed's loosening of monetary policy.

While the Company’s strong operating results for the period were aided by a strong equities market, the Company’s core businesses also performed well. After the significant increases in the equities markets during the first quarter of 2019, asset management fees for the second quarter increased 4.4%. The investment banking business produced solid results as a result of increased fees from advisory assignments and equity underwritings.
The institutional equities commission business showed improvement during the second quarter of 2019 as a result of strong execution-driven commission growth in block trading and better recognition and monetization of the Company’s high value research content. The Company’s operating results continued to benefit from the present level of short-term interest rates as the Company continues to realize the effect of interest rate hikes in 2018. However, the transaction-based business in the Private Client Division declined during the period reflecting an ongoing secular reduction in portfolio turnover as clients continue to move to more passive investment strategies through investments in exchange traded funds ("ETFs") and other index related securities. Legal and regulatory costs declined significantly during the period as many of the investments in the Company’s compliance efforts continue to be realized.
The strong operating results of the business and increased liquidity from recent tenders for ARS will enable the Company to reduce its outstanding debt by 25% during the third quarter of 2019 and also gives it the ability to return additional capital to our shareholders through an increase of the dividend effective August 2019.

RESULTS OF OPERATIONS
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and six months ended June 30, 2019 compared with the same period in 2018:

(Expressed in thousands)
	For the three months ended June 30,			For the six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenue
Commissions	$80,896	$82,850	(2.4)	$160,305	$166,257	(3.6)
Advisory fees	80,707	77,270	4.4	154,354	154,818	(0.3)
Investment banking	32,006	27,904	14.7	60,049	56,114	7.0
Bank deposit sweep income	31,830	28,853	10.3	65,798	54,150	21.5
Interest	13,550	13,056	3.8	26,277	25,283	3.9
Principal transactions, net	3,045	6,400	(52.4)	14,483	9,126	58.7
Other	8,901	6,223	43.0	21,439	11,338	89.1
Total revenue	250,935	242,556	3.5	502,705	477,086	5.4
Expenses
Compensation and related expenses	155,783	151,871	2.6	316,138	304,975	3.7
Communications and technology	20,499	17,997	13.9	40,585	36,685	10.6
Occupancy and equipment costs	15,573	14,901	4.5	30,846	30,329	1.7
Clearing and exchange fees	5,678	5,780	(1.8)	11,010	11,876	(7.3)
Interest	13,192	10,909	20.9	26,178	19,872	31.7
Other	22,819	28,581	(20.2)	44,505	51,211	(13.1)
Total expenses	233,544	230,039	1.5	469,262	454,948	3.1
Income before income taxes	17,391	12,517	38.9	33,443	22,138	51.1
Income taxes	5,016	3,662	37.0	9,874	6,578	50.1
Net income	$12,375	$8,855	39.8	$23,569	$15,560	51.5

Second Quarter 2019
Revenue
Commission revenue was $80.9 million for the three months ended June 30, 2019, a decrease of 2.4% compared with $82.9 million for the three months ended June 30, 2018.
Advisory fees were $80.7 million for the three months ended June 30, 2019, an increase of 4.4% compared with $77.3 million for the three months ended June 30, 2018 due to a higher level of AUM.
Investment banking revenue increased 14.7% to $32.0 million for the three months ended June 30, 2019 compared with $27.9 million for the three months ended June 30, 2018 due to an increase in mergers and acquisitions transactions during the three months ended June 30, 2019.
Bank deposit sweep income was $31.8 million for the three months ended June 30, 2019, an increase of 10.3% compared with $28.9 million for the three months ended June 30, 2018 due to higher short-term interest rates during the three months ended June 30, 2019.
Interest revenue was $13.6 million for the three months ended June 30, 2019, an increase of 3.8% compared with $13.1 million for the three months ended June 30, 2018.

Principal transactions revenue was $3.0 million for the three months ended June 30, 2019, a decrease of 52.4% compared with $6.4 million for the three months ended June 30, 2018 primarily due to unrealized losses of $2.4 million related to the Company's intent to participate in ARS tender offers in July 2019 which resulted in marking the positions held to the issuer tender offer price during the three months ended June 30, 2019.
Other revenue was $8.9 million for the three months ended June 30, 2019, an increase of 43.0% compared to $6.2 million for the three months ended June 30, 2018 due to the increase in cash surrender value of the Company's life insurance policies and proceeds received under those insurance policies as well as to a favorable legal settlement during the three months ended June 30, 2019.
Expenses
Compensation and related expenses totaled $155.8 million during the three months ended June 30, 2019, an increase of 2.6% compared with the three months ended June 30, 2018. The increase was due to higher salaries, production, and incentive compensation costs partially offset by lower share-based and traders' compensation costs during the three months ended June 30, 2019. Compensation and related expenses as a percentage of revenue was 62.1% during the three months ended June 30, 2019 compared with 62.6% during the three months ended June 30, 2018.
Non-compensation expenses were $77.8 million during the three months ended June 30, 2019, a decrease of 0.5% compared with $78.2 million during the three months ended June 30, 2018 due primarily to higher interest costs and communication and technology costs partially offset by lower legal and regulatory costs during the three months ended June 30, 2019.
The effective income tax rate from continuing operations for the three months ended June 30, 2019 was 28.8%, slightly lower when compared with 29.3% for the three months ended June 30, 2018. The effective rate reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items.
Year-to-date 2019

Revenue
Commission revenue was $160.3 million for the six months ended June 30, 2019, a decrease of 3.6% compared with $166.3 million for the six months ended June 30, 2018.
Advisory fees were $154.4 million for the six months ended June 30, 2019, a decrease of 0.3% compared with $154.8 million for the six months ended June 30, 2018.
Investment banking revenue increased 7.0% to $60.0 million for the six months ended June 30, 2019 compared with $56.1 million for the six months ended June 30, 2018 due to increase in merger and acquisitions transactions during the second quarter of 2019.
Bank deposit sweep income was $65.8 million for the six months ended June 30, 2019, an increase of 21.5% compared with $54.2 million for the six months ended June 30, 2018 due to higher short-term interest rates during the six months ended June 30, 2019.
Interest revenue was $26.3 million for the six months ended June 30, 2019, an increase of 3.9% compared with $25.3 million for the six months ended June 30, 2018 due primarily to an increase in interest revenue on margin extended to customers during the first quarter of 2019.
Principal transactions revenue was $14.5 million for the six months ended June 30, 2019, an increase of 58.7% compared with $9.1 million for the six months ended June 30, 2018 due to higher trading income from taxable fixed income and public finance and municipal trading during the first quarter of 2019, offset by unrealized losses of $2.4 million related to the Company's intent to participate in ARS tender offers in July 2019 which resulted in marking the positions held to the issuer tender offer price during the three months ended June 30, 2019.
Other revenue was $21.4 million for the six months ended June 30, 2019, an increase of 89.1% compared to $11.3 million for the six months ended June 30, 2018 due primarily to the increase in cash surrender value of the Company's life insurance policies and proceeds received under those insurance policies as well as to a favorable legal settlement during the six months ended June 30, 2019.

Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $316.1 million during the six months ended June 30, 2019, an increase of 3.7% compared with the six months ended June 30, 2018. The increase was due to higher salary, deferred and share-based compensation expenses, partially offset by lower production-related compensation costs during the six months ended June 30, 2019. Compensation and related expenses as a percentage of revenue was 62.9% during the six months ended June 30, 2019 compared with 63.9% during the six months ended June 30, 2018.
Non-compensation expenses were $153.1 million during the six months ended June 30, 2019, an increase of 2.1% compared with $150.0 million during the six months ended June 30, 2018 due to higher communication and technology costs and interest costs partially offset by lower legal and regulatory costs during the six months ended June 30, 2019.
The effective income tax rate from continuing operations for the six months ended June 30, 2019 was 29.5% slightly lower when compared with 29.7% for the six months ended June 30, 2018. The effective rate reflects the Company's estimate of the annual effective tax adjusted for uncertain discrete items.
BUSINESS SEGMENTS
The table below presents information about the reported revenue and income (loss) before income taxes of the Company's reportable business segments for the three and six months ended June 30, 2019 and 2018:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Revenue
Private Client	$161,928	$156,553	3.4	$325,455	$310,647	4.8
Asset Management	18,622	17,706	5.2	35,208	35,350	(0.4)
Capital Markets	71,819	68,206	5.3	142,780	129,735	10.1
Corporate/Other	(1,434)	91	*	(738)	1,354	*
Total	$250,935	$242,556	3.5	$502,705	$477,086	5.4
Income (loss) before income taxes
Private Client	$43,416	$33,513	29.5	$86,250	$73,675	17.1
Asset Management	5,318	3,958	34.4	7,560	7,676	(1.5)
Capital Markets	(1,801)	(199)	(805.0)	(4,448)	(6,256)	(28.9)
Corporate/Other	(29,542)	(24,755)	(19.3)	(55,919)	(52,957)	5.6
Total	$17,391	$12,517	38.9	$33,443	$22,138	51.1
* Percentage not meaningful.
Private Client
Private Client reported revenue of $161.9 million for the second quarter of 2019, 3.4% higher than the second quarter of 2018 due to higher asset management fees, bank deposit sweep income, and an increase in the cash surrender value of Company-owned life insurance partially offset by lower retail commissions during the second quarter of 2019. Income before income taxes was $43.4 million for the second quarter of 2019, an increase of 29.5% compared with the second quarter of 2018 due to the aforementioned items and lower legal and regulatory costs partially offset by higher interest costs during the second quarter of 2019.

•	Client assets under administration were $87.3 billion at June 30, 2019, compared with $80.1 billion at December 31, 2018, an increase of 9.0%

•
Financial adviser headcount was 1,036 at the end of the second quarter of 2019, down from 1,083 at the end of the second quarter of 2018. The decline in financial adviser headcount since the second quarter of 2018 has resulted from the Company's emphasis on adviser productivity as well as retirements and attrition.

•	Retail commissions were $47.1 million for the second quarter of 2019, a decrease of 4.8% from the second quarter of 2018.

•
Advisory fee revenue on traditional and alternative managed products was $62.1 million for the second quarter of 2019, an increase of 3.8% from the second quarter of 2018 (see Asset Management below for further information). The increase in advisory fees was due to an increase in assets under management ("AUM") at March 31, 2019 as a result of the increase in the equities markets and net new assets during the first quarter of 2019.

•
Bank deposit sweep income was $31.8 million for the second quarter of 2019, an increase of 10.3% compared with $28.9 million for the second quarter of 2018 due to higher short-term interest rates during the second quarter of 2019.

Asset Management
Asset Management reported revenue of $18.6 million for the second quarter of 2019, 5.2% higher than the second quarter of 2018 due to higher AUM at March 31, 2019, which is the basis for advisory fees earned during the second quarter of 2019, as a result of the increase in the equities markets and net new assets during the first quarter of 2019. Income before income taxes was $5.3 million for the second quarter of 2019, an increase of 34.4% compared with the second quarter of 2018 due to higher AUM at March 31, 2019.

•
Advisory fee revenue on traditional and alternative managed products was $18.6 million for the second quarter of 2019, an increase of 6.3% from the second quarter of 2018 primarily due to higher AUM at March 31, 2019.

•
Advisory fees are calculated based on the value of client AUM at the end of the prior quarter which totaled $29.5 billion at March 31, 2019 ($28.2 billion at March 31, 2018) and are allocated between the Private Client and Asset Management business segments.

•
AUM increased 5.2% to $30.2 billion at June 30, 2019, a record high, compared with $28.7 billion at June 30, 2018, which is the basis for advisory fee billings for the third quarter of 2019. The increase in AUM was comprised of asset appreciation of $0.6 billion and a positive net contribution of assets of $0.9 billion.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2019:

(Expressed in millions)
	For the Three Months Ended June 30, 2019
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$25,302	$830	$(648)	$284	$25,768
Institutional Fixed Income (2)	726	21	(17)	18	748
Alternative Investments:
Hedge funds (3)	2,766	56	(35)	218	3,005
Private Equity Funds (4)	213	—	—	13	226
Portfolio Enhancement Program (5)	469	—	(23)	—	446
	$29,476	$907	$(723)	$533	$30,193

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

Capital Markets
Capital Markets reported revenue of $71.8 million for the second quarter of 2019, 5.3% higher than the second quarter of 2018 primarily due to higher investment banking fees. Loss before income taxes was $1.8 million for the second quarter of 2019 compared with loss before income taxes of $0.2 million for the second quarter of 2018.

•
Institutional equities commissions increased 6.9% to $24.8 million for the second quarter of 2019 compared with the second quarter of 2018 due to strong execution-driven commission growth in block trading and better recognition and monetization of our high value research content.

•
Advisory fees earned from investment banking activities increased 62.5% to $13.0 million for the second quarter of 2019 compared with $8.0 million for the second quarter of 2018 due to an increase in mergers and acquisitions transactions during the second quarter of 2019.

•
Equities underwriting fees increased modestly to $15.3 million for the second quarter of 2019 compared with $15.2 million for the second quarter of 2018 as the Company participated in more transactions with lower economics due to a decrease in the number of lead managed deals during the second quarter of 2019.

•
Revenue from taxable fixed income decreased marginally to $15.2 million during the second quarter of 2019 from $15.3 million during the second quarter of 2018 due to lower trading income in taxable fixed income products partially offset by higher institutional fixed income commissions.

•
Revenue from public finance and municipal trading decreased to $4.7 million during the second quarter of 2019 from $5.7 million during the second quarter of 2018 due to lower commission income partially offset by higher municipal trading income during the second quarter of 2019.

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

During the six months ended June 30, 2019, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2019, total assets increased by 18.4% from December 31, 2018. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2019, the Company had $50.1 million of such borrowings outstanding compared to outstanding borrowings of $15.0 million at December 31, 2018. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.1 million and $384,000, respectively, at June 30, 2019. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.1 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. With the passage of the Tax Cuts and Jobs Act, we will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.
Refinancing
On June 23, 2017, in a private offering, we issued $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms except that such new notes had been registered under the Securities Act of 1933, as amended (the "Notes"). We did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st. We used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full our 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. On July 26, 2019, the Company announced that it will be redeeming a total of $50.0 million (25%) of its Notes. The Company has delivered to the Trustee for the holders of the Notes a notice of partial redemption, notifying the Trustee of the Company’s intent to redeem on August 25, 2019. See note 10 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
On April 23, 2019, Moody's Corporation affirmed the Company's 'B2' Corporate Family rating and 'B1' rating on the Notes and changed its outlook to positive. On June 7, 2019, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and changed its outlook to positive.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $2.7 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2019 ($3.3 million for the three months ended June 30, 2018) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At June 30, 2019, the Company had $50.1 million of bank call loans ($15.0 million at December 31, 2018 and $107.5 million at June 30, 2018). The average daily bank loan outstanding for the three and six months ended June 30, 2019 was $21.6 million and $18.7 million, respectively ($86.1 million and $91.2 million for the three and six months ended June 30, 2018). The largest daily bank loan outstanding for both the three and six months ended June 30, 2019 was $100.9 million ($516.5 million for both the three and six months ended June 30, 2018, respectively). The average weighted interest rate on bank call loans applicable on June 30, 2019 was 3.40%.
At June 30, 2019, securities loan balances totaled $247.7 million ($146.8 million at December 31, 2018 and $199.6 million at June 30, 2018). The average daily securities loan balance for the three and six months ended June 30, 2019 was $253.7 million and $236.3 million, respectively ($222.5 million and $207.9 million for the three and six months months ended June 30, 2018, respectively). The largest daily stock loan balance for both the three and six months ended June 30, 2019 was $285.5 million ($274.6 million for both the three and six months ended June 30, 2018).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2019, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At June 30, 2019, the gross balances of reverse repurchase agreements and repurchase agreements were $168.1 million and $689.9 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2019 was $151.6 million and $559.7 million, respectively ($137.9 million and $734.4 million, respectively, for the three months ended June 30, 2018). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2019 was $246.6 million and $814.4 million, respectively ($394.8 million and $1.1 billion, respectively, for the three months ended June 30, 2018).
At June 30, 2019, the gross leverage ratio was 4.7.
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

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $66.0 million as of June 30, 2019.
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
Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2019	2018
Cash (used in) provided by operating activities	$(37,991)	$11,311
Cash used in investing activities	(6,246)	(4,347)
Cash provided by (used in) financing activities	24,869	(16,157)
Net decrease in cash and cash equivalents	$(19,368)	$(9,193)
Management believes that funds from operations, combined with our capital base and available credit facilities, are sufficient for our liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those upon whom we rely to back away from providing funding to the securities industry. Such a development might impact our ability to finance our day-to-day activities or increase the costs to acquire funding. We may or may not be able to pass such increased funding costs on to our clients.

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
CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of June 30, 2019:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$294,427	$41,404	$104,305	$51,855	$96,863
Future Lease Obligation (3)	13,950	569	3,240	2,846	7,295
Committed Capital	1,399	1,399	—	—	—
Senior Secured Notes (4)(5)	240,538	13,500	27,000	200,038	—
ARS Purchase Commitments (6)	5,554	2,000	3,554	—	—
Total	$555,868	$58,872	$138,099	$254,739	$104,158

(1)	See note 3 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	Includes interest liability of $84.2 million.

(3)	Obligation includes legally binding minimum lease payments for leases signed but not yet commenced.

(4)	See note 10 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(5)	Includes interest payable of $40.5 million through maturity.

(6)	See note 12 to the condensed consolidated financial statements appearing in Item 1 for additional information.
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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Securities Exchange Act of 1934. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI is June 30, 2020. In addition to passing Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
It is too early to predict what all the effects of the Reg BI Rules will have on the Company. However, it appears likely that there will be a need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the curtailment of certain practices and limitations on certain kinds of transactions previously carried on in the normal course of business. The new rules and processes related thereto will possibly limit revenue and most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs.
We are reviewing our business and operating models in light of the Reg BI Rules and may make structural and operational changes to our business in anticipation of the June 30, 2020 compliance effective date of Reg BI Rules.
Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment” of Annual Report on Form 10-K for the year ended December 31, 2018.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information on regulatory capital requirements.
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

In May and June 2017, our initial independent consultant delivered to the Company reports in connection with the January 2015 SEC Order, and another report in connection with the SEC's Municipalities Continuing Disclosure Cooperation "MCDC Initiative " (collectively, the "Required Reports"). Each of the reports has been reviewed by the Company and the Compliance Committee. In June 2018, the SEC began an examination of the Company to review our assertions with respect to our fulfillment of our initial independent consultant's recommendations appearing in the Required Reports. That examination concluded in November of 2018. On October 29, 2018, the Company's initial independent consultant resigned. On February 1, 2019 we engaged successor independent consultants (“Successor ICs”) to complete the review of the implementation of the recommendations made in the Required Reports. On May 14, 2019, the Company certified to the SEC that it had complied with the undertakings required by the MCDC Initiative Order. On July 1, 2019, the Company certified to the SEC that it had complied with the undertakings required by the 2015 SEC Order.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s proposed “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s June 23, 2016 referendum to exit the EU in 2019 (“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation and threats of default by the Federal government, and (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company’s business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2019, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to approximately $3.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed eighteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on June 7, 2019. As of June 30, 2019, the Company had purchased and holds (net of redemptions) $48.5 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. At June 30, 2019, the Company has $2.0 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of June 30, 2019, Oppenheimer had extended margin loans to two holders of Eligible ARS from Massachusetts.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon; (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess, plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer related to the investor's inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors.
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
As of June 30, 2019, there were no pending ARS-related cases against Oppenheimer. As of June 30, 2019, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. As of June 30, 2019, the Company has one remaining commitment to purchase $3.6 million in ARS on June 30, 2020. It is possible, though the Company believes unlikely, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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

On April 15, 2011, in an action styled State of Oklahoma ex rel. Holland v. Providence Holdings, Inc., et al. in the Oklahoma County District Court, Providence Holdings, Inc. ("PHI") asserted cross-claims against Oppenheimer Holdings Inc., Oppenheimer Asset Management Inc., Oppenheimer Investment Management LLC, and Oppenheimer Trust Company of Delaware Inc. ("Oppenheimer Entities") alleging that Oppenheimer held itself out as having expertise in the insurance industry generally and managing insurance companies' investment portfolios but inappropriately allowed plaintiffs' bond portfolios to be used by Park Avenue Insurance Company to secure the sale of Providence Property and Casualty Insurance Company to Park Avenue Insurance Company. On July 11, 2019, PHI and Oppenheimer Entities reached an agreement pursuant to which each party would drop all claims against the other with no consideration to be paid by any party.

Item 1A. RISK FACTORS
During the six months ended June 30, 2019, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
There were no issuances of shares of Class A Stock during the second quarter of 2019 pursuant to the Company's share-based compensation plans. Such issuances are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of July, 2019.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)