Form 10-Q
period 2019-09-30
OPPENHEIMER HOLDINGS INC
filed 2019-10-25
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 25, 2019 was 12,698,703 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$26,193	$90,675
Deposits with clearing organizations	73,730	67,678
Receivable from brokers, dealers and clearing organizations	157,734	166,493
Receivable from customers, net of allowance for credit losses of $941 ($886 in 2018)	754,927	720,777
Income tax receivable	2,333	1,014
Securities purchased under agreements to resell	—	290
Securities owned, including amounts pledged of $359,151 ($517,951 in 2018), at fair value	653,194	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $35,373 and $3,886 respectively ($25,109 and $6,800, respectively, in 2018)	43,920	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $92,690 ($89,182 in 2018)	32,085	28,988
Right-of-use lease assets, net of accumulated amortization of $19,141	164,899	—
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	124,484	112,768
Total assets	$2,203,488	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$17,794	$16,348
Bank call loans	—	15,000
Payable to brokers, dealers and clearing organizations	364,595	289,207
Payable to customers	313,056	336,616
Securities sold under agreements to repurchase	253,720	484,218
Securities sold but not yet purchased, at fair value	121,880	85,446
Accrued compensation	149,862	167,348
Accounts payable and other liabilities	43,234	87,630
Lease liabilities	208,748	—
Senior secured notes, net of debt issuance costs of $533 ($904 in 2018)	149,467	199,096
Deferred tax liabilities, net of deferred tax assets of $44,736 ($41,722 in 2018)	14,505	14,083
Total liabilities	1,636,861	1,694,992
Commitments and contingencies (note 12)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,698,703 and 12,941,809 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	46,424	53,259
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018	133	133
	46,557	53,392
Contributed capital	45,349	41,776
Retained earnings	473,099	449,989
Accumulated other comprehensive income	1,622	165
Total stockholders' equity	566,627	545,322
Total liabilities and stockholders' equity	$2,203,488	$2,240,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2019	2018	2019	2018
REVENUE
Commissions	$78,627	$79,678	$238,932	$245,935
Advisory fees	80,887	78,154	235,241	232,972
Investment banking	21,798	28,328	81,847	84,442
Bank deposit sweep income	28,894	30,053	94,692	84,203
Interest	12,344	13,403	38,621	38,686
Principal transactions, net	7,606	(16)	22,089	9,110
Other	4,637	8,214	26,076	19,552
Total revenue	234,793	237,814	737,498	714,900
EXPENSES
Compensation and related expenses	151,284	152,846	467,422	457,821
Communications and technology	20,872	18,602	61,457	55,287
Occupancy and equipment costs	16,010	15,106	46,856	45,435
Clearing and exchange fees	5,469	5,378	16,479	17,254
Interest	11,531	12,915	37,709	32,787
Other	23,131	25,813	67,636	77,024
Total expenses	228,297	230,660	697,559	685,608
Income before income taxes	6,496	7,154	39,939	29,292
Income taxes	2,547	2,083	12,421	8,661
Net income	$3,949	$5,071	$27,518	$20,631

Net income per share
Basic	$0.31	$0.38	$2.13	$1.56
Diluted	$0.29	$0.36	$1.99	$1.47

Weighted average shares
Basic	12,825,944	13,269,024	12,940,129	13,252,596
Diluted	13,832,994	14,140,263	13,846,139	14,043,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2019	2018	2019	2018
Net income	$3,949	$5,071	$27,518	$20,631
Other comprehensive income (loss), net of tax
Currency translation adjustment	533	99	1,457	(880)
Comprehensive income	$4,482	$5,170	$28,975	$19,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except per share amounts)	2019	2018	2019	2018
Share capital
Balance at beginning of period	$48,202	$58,825	$53,392	$58,492
Issuance of Class A non-voting common stock	403	461	1,565	794
Repurchase of Class A non-voting common stock for cancellation	(2,048)	—	(8,400)	—
Balance at end of period	46,557	59,286	46,557	59,286
Contributed capital
Balance at beginning of period	43,626	39,287	41,776	36,546
Share-based expense	2,045	1,551	6,071	4,647
Vested employee share plan awards	(322)	(476)	(2,498)	(831)
Balance at end of period	45,349	40,362	45,349	40,362
Retained earnings
Balance at beginning of period	470,693	439,926	449,989	426,930
Net income	3,949	5,071	27,518	20,631
Dividends paid	(1,543)	(1,460)	(4,408)	(4,373)
Other	—	(10)	—	339
Balance at end of period	473,099	443,527	473,099	443,527
Accumulated other comprehensive income
Balance at beginning of period	1,089	603	165	1,582
Currency translation adjustment	533	99	1,457	(880)
Balance at end of period	1,622	702	1,622	702
Total stockholders' equity	$566,627	$543,877	$566,627	$543,877

Dividends paid per share	$0.12	$0.11	$0.34	$0.33
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2019	2018
Cash flows from operating activities
Net income	$27,518	$20,631
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,575	4,999
Deferred income taxes	422	1,616
Amortization of notes receivable	9,679	9,480
Amortization of debt issuance costs	187	194
Write-off of debt issuance costs	184	—
Provision for credit losses	55	90
Share-based compensation	11,858	11,088
Amortization of right-of-use lease assets	19,141	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(6,052)	(11,734)
Receivable from brokers, dealers and clearing organizations	8,759	(17,916)
Receivable from customers	(34,205)	50,385
Income tax receivable	(1,319)	(556)
Securities purchased under agreements to resell	290	(844)
Securities owned	184,390	31,346
Notes receivable	(9,541)	(12,238)
Other assets	(11,980)	24,465
Increase (decrease) in operating liabilities:
Drafts payable	1,446	(13,170)
Payable to brokers, dealers and clearing organizations	75,388	7,960
Payable to customers	(23,560)	(34,157)
Securities sold under agreements to repurchase	(230,498)	19,532
Securities sold but not yet purchased	36,434	49,260
Accrued compensation	(23,273)	(27,899)
Accounts payable and other liabilities	(18,001)	5,747
Cash provided by operating activities	22,897	118,279
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(8,672)	(6,654)
Purchase of intangible assets	—	(400)
Proceeds from the settlement of Company-owned life insurance	1,720	284
Cash used in investing activities	(6,952)	(6,770)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,408)	(4,373)
Issuance of Class A non-voting common stock	83	70
Repurchase of Class A non-voting common stock for cancellation	(8,400)	—
Payments for employee taxes withheld related to vested share-based awards	(1,014)	(2,529)
Redemption of senior secured notes	(50,000)	—
Debt redemption costs	(1,688)	—
Decrease in bank call loans, net	(15,000)	(115,300)
Cash used in financing activities	(80,427)	(122,132)
Net decrease in cash and cash equivalents	(64,482)	(10,623)
Cash and cash equivalents, beginning of period	90,675	48,154
Cash and cash equivalents, end of period	$26,193	$37,531

Schedule of non-cash financing activities
Employee share plan issuance	$1,484	$724

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$37,710	$36,500
Cash paid during the period for income taxes, net	$13,506	$7,757
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the nine month period ended September 30, 2019 are not necessarily indicative of the results to be expected for any future interim or annual period.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model"). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company has performed a preliminary analysis and determined which areas are in and out of scope and which areas that it can apply the practical expedient. The Company is currently assessing the impact of applying the CECL model to areas such as defaulted note receivables and investment banking related receivables accounts. The Company has also determined that it will utilize the practical expedient to areas such as securities borrowed, reverse repurchase agreements, margin lending, and other collateralized transactions due to the continued marking of the underlying collateral. As a result, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2019, the Company had right of use operating lease assets of $164.9 million (net of accumulated amortization of $19.1 million) which are comprised of real estate leases of $161.7 million (net of accumulated amortization of $17.7 million) and equipment leases of $3.2 million (net of accumulated amortization of $1.4 million). As of September 30, 2019, the Company had operating lease liabilities of $208.7 million which are comprised of real estate lease liabilities of $205.5 million and equipment lease liabilities of $3.2 million. As of September 30, 2019, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right of use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of September 30, 2019.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of September 30, 2019:

As of September 30, 2019

Weighted average remaining lease term (in years)	8.45
Weighted average discount rate	7.91%

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2019 which are included in occupancy and equipment costs on the condensed consolidated income statement:

(Expressed in thousands)
	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$5,696	$17,740
Real estate leases - Interest expense	4,145	11,792
Equipment leases - Right-of-use lease asset amortization	462	1,401
Equipment leases - Interest expense	57	171

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of September 30, 2019 are as follows:

(Expressed in thousands)
As of September 30, 2019

2019	$11,076
2020	42,127
2021	37,087
2022	33,149
2023	31,004
After 2024	135,147
Total lease payments	$289,590
Less interest	(80,842)
Present value of lease liabilities	$208,748

As of September 30, 2019, the Company had no additional operating leases that have not yet commenced.

In November 2016, the SEC issued a no action letter related to the treatment of operating leases under SEC Rule 15c3-1 (the “Rule”) in the context of the adoption of ASU 2016-2, “Leases” which provided relief, if certain conditions are met, to broker-dealers in the net capital treatment of operating lease assets which would otherwise be treated as a non-allowable asset. The application of this guidance resulted in no additional charges to net capital for operating leases during the three and nine months ended September 30, 2019.

4.    Revenue from contracts with customers
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company's progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Bank Deposit Sweep Income
Bank deposit sweep income consists of revenue earned from the FDIC-insured bank deposit program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. Fees are earned over time and are generally received within 30 days.

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended September 30, 2019 and 2018:

(Expressed in thousands)	For the Three Months Ended September 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$35,994	$—	$32,569	$9	$68,572
Mutual fund income	10,050	—	1	4	10,055
Advisory fees	62,510	18,366	2	9	80,887
Investment banking - capital markets	2,557	—	8,773	—	11,330
Investment banking - advisory	—	—	10,468	—	10,468
Bank deposit sweep income	28,894	—	—	—	28,894
Other	3,296	2	448	576	4,322
Total revenue from contracts with customers	143,301	18,368	52,261	598	214,528
Other sources of revenue:
Interest	8,652	—	3,272	420	12,344
Principal transactions, net	70	—	8,515	(979)	7,606
Other	31	—	20	264	315
Total other sources of revenue	8,753	—	11,807	(295)	20,265
Total revenue	$152,054	$18,368	$64,068	$303	$234,793

(Expressed in thousands)	For the Three Months Ended September 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$36,553	$—	$31,807	$10	$68,370
Mutual fund income	11,059	240	4	5	11,308
Advisory fees	60,516	17,627	3	8	78,154
Investment banking - capital markets	2,733	—	15,806	—	18,539
Investment banking - advisory	—	—	9,789	—	9,789
Bank deposit sweep income	30,053	—	—	—	30,053
Other	3,654	3	318	40	4,015
Total revenue from contracts with customers	144,568	17,870	57,727	63	220,228
Other sources of revenue:
Interest	9,469	—	3,678	256	13,403
Principal transactions, net	675	—	6,423	(7,114)	(16)
Other	3,371	—	302	526	4,199
Total other sources of revenue	13,515	—	10,403	(6,332)	17,586
Total revenue	$158,083	$17,870	$68,130	$(6,269)	$237,814

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the nine months ended September 30, 2019 and 2018:

(Expressed in thousands)	For the Nine Months Ended September 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$110,496	$—	$98,621	$16	$209,133
Mutual fund income	29,788	(5)	3	13	29,799
Advisory fees	181,634	53,572	9	26	235,241
Investment banking - capital markets	9,568	—	32,065	—	41,633
Investment banking - advisory	—	—	40,214	—	40,214
Bank deposit sweep income	94,692	—	—	—	94,692
Other	10,101	2	1,289	2,369	13,761
Total revenue from contracts with customers	436,279	53,569	172,201	2,424	664,473
Other sources of revenue:
Interest	27,699	—	9,566	1,356	38,621
Principal transactions, net	2,292	—	24,984	(5,187)	22,089
Other	11,239	7	97	972	12,315
Total other sources of revenue	41,230	7	34,647	(2,859)	73,025
Total revenue	$477,509	$53,576	$206,848	$(435)	$737,498

(Expressed in thousands)	For the Nine Months Ended September 30, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$115,924	$—	$96,826	$87	$212,837
Mutual fund income	32,327	745	11	15	33,098
Advisory fees	180,426	52,465	57	24	232,972
Investment banking - capital markets	10,572	—	46,398	—	56,970
Investment banking - advisory	—	—	27,472	—	27,472
Bank deposit sweep income	84,203	—	—	—	84,203
Other	11,359	9	750	(6)	12,112
Total revenue from contracts with customers	434,811	53,219	171,514	120	659,664
Other sources of revenue:
Interest	27,820	1	10,146	719	38,686
Principal transactions, net	807	—	15,804	(7,501)	9,110
Other	5,292	—	401	1,747	7,440
Total other sources of revenue	33,919	1	26,351	(5,035)	55,236
Total revenue	$468,730	$53,220	$197,865	$(4,915)	$714,900

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
The Company had receivables related to revenue from contracts with customers of $25.2 million and $23.7 million at September 30, 2019 and January 1, 2019, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2019.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.7 million and $318,000 at September 30, 2019 and January 1, 2019, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at September 30, 2019	Opening Balance at January 1, 2019
Contract assets (receivables):
Commission (1)	$3,295	$3,738
Mutual fund income (2)	6,836	7,241
Advisory fees (3)	1,013	1,214
Bank deposit sweep income (4)	3,911	4,622
Investment banking fees (5)	7,688	3,996
Other	2,452	2,869
Total contract assets	$25,195	$23,680
Deferred revenue (payables):
Investment banking fees (6)	$1,055	$318
IRA fees (7)	667	—
Total deferred revenue	$1,722	$318

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fees earned but not yet received.

(6)	Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.

(7)	Fee received in advance on an annual basis.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average number of shares outstanding	12,825,944	13,269,024	12,940,129	13,252,596
Net dilutive effect of share-based awards, treasury method (1)	1,007,050	871,239	906,010	790,730
Diluted weighted average number of shares outstanding	13,832,994	14,140,263	13,846,139	14,043,326

Net income	$3,949	$5,071	$27,518	$20,631

Net income per share
Basic	$0.31	$0.38	$2.13	$1.56
Diluted	$0.29	$0.36	$1.99	$1.47

(1)
For both the three and nine months ended September 30, 2019, the diluted net income per share computation does not include the anti-dilutive effect of 7,628 shares of Class A Stock granted under share-based compensation arrangements (4,050 shares for both the three and nine months ended September 30, 2018).

6.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2019	December 31, 2018
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$103,738	$108,144
Receivable from brokers	13,839	20,140
Securities failed to deliver	13,362	7,021
Clearing organizations	24,775	28,777
Other	2,020	2,411
Total	$157,734	$166,493
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$209,298	$146,815
Payable to brokers	7,040	158
Securities failed to receive	13,228	27,799
Other	135,029	114,435
Total	$364,595	$289,207

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last nine years, the Company has bought back $140.2 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors. As of September 30, 2019, the Company had $3.4 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last nine years, the Company has purchased $102.3 million of ARS pursuant to these legal settlements and awards. As of September 30, 2019, the Company had one remaining commitment to purchase $3.6 million in ARS by June 30, 2020.
As of September 30, 2019, the Company owned $29.4 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
Valuation
The Company’s ARS owned and ARS purchase commitments referred to above have, for the most part, been subject to recent issuer tender offers. As a result, the Company has valued the ARS securities owned and the ARS purchase commitments at the observable tender offer price which provides the basis to categorize them in Level 2 of the fair value hierarchy. The ARS purchase commitments related to the settlements with the Regulators and legal settlements and awards are considered derivative assets or liabilities. The ARS purchase commitments represent the difference between the principal value and the fair value of the ARS the Company is committed to purchase.
As of September 30, 2019, the Company had a valuation adjustment (unrealized loss) totaling $5.1 million which consists of $4.1 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and $1.0 million for ARS purchase commitments from legal settlements and awards and settlements with regulators (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2019:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,577	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,335	1,399	N/A	N/A
	$5,912	$1,399

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$36,461	$—	$—	$36,461
Securities owned:
U.S. Treasury securities	462,298	—	—	462,298
U.S. Agency securities	1,605	7,135	—	8,740
Sovereign obligations	—	2,571	—	2,571
Corporate debt and other obligations	—	24,448	—	24,448
Mortgage and other asset-backed securities	—	2,292	—	2,292
Municipal obligations	—	66,550	—	66,550
Convertible bonds	—	28,796	—	28,796
Corporate equities	31,822	—	—	31,822
Money markets	363	—	—	363
Auction rate securities	—	25,314	—	25,314
Securities owned, at fair value	496,088	157,106	—	653,194
Derivative contracts:
TBAs	—	12	—	12
Total	$532,549	$157,118	$—	$689,667
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$74,020	$—	$—	$74,020
U.S. Agency securities	—	7	—	7
Sovereign obligations	—	2,503	—	2,503
Corporate debt and other obligations	—	11,683	—	11,683
Mortgage and other asset-backed securities	—	1	—	1
Convertible bonds	—	16,216	—	16,216
Corporate equities	17,450	—	—	17,450
Securities sold but not yet purchased, at fair value	91,470	30,410	—	121,880
Derivative contracts:
Futures	322	—	—	322
TBAs	—	9	—	9
ARS purchase commitments	—	1,006	—	1,006
Derivative contracts, total	322	1,015	—	1,337
Total	$91,792	$31,425	$—	$123,217

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

For the three months ended September 30, 2019, there were no balances or changes in Level 3 assets and liabilities.

The following table presents changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2018:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2018
	Beginning Balance	Total Realized and Unrealized Losses (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In/Out	Ending Balance

Assets
Auction rate securities (1)(5)	$72,621	$(2,163)	$2,150	$(34,925)	$(16,253)	$21,430
Investments	164	—	—	—	(60)	104
Liabilities
ARS purchase commitments (2)(5)	131	(948)	—	—	1,078	1

(1)	Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.

(2)	Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(3)	Included in principal transactions in the condensed consolidated statement of income, except for losses from investments which are included in other income in the condensed consolidated statement of income.

(4)	Unrealized losses are attributable to assets or liabilities that are still held at the reporting date.

(5)	Represents transfers from Level 3 to Level 2 of the fair value hierarchy. Transfers were due to tender offers by issuers of ARS.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2019
	Beginning Balance	Total Realized and Unrealized Gains (2)(3)	Purchases and Issuances	Sales and Settlements	Transfers Out	Ending Balance

Assets
Auction rate securities (1)	$21,699	$1	$—	$(350)	$(21,350)	$—
Investments	101	5	—	—	(106)	—

(1)	Represents auction rate preferred securities that failed in the auction rate market.

(2)	Included in principal transactions in the condensed consolidated statement of income, except for gains from investments which are included in other income in the condensed consolidated statement of income.

(3)	Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In/Out	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1) (5)	87,398	(2,218)	6,250	(36,145)	(33,855)	21,430
Investments	169	(5)	—	—	(60)	104
Liabilities
ARS purchase commitments (2) (5)	8	(1,162)	—	—	1,169	1

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
Assets and liabilities not measured at fair value as of September 30, 2019

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$26,193	$26,193	$—	$—	$26,193
Deposits with clearing organization	37,269	37,269	—	—	37,269
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	103,738	—	103,738	—	103,738
Receivables from brokers	13,839	—	13,839	—	13,839
Securities failed to deliver	13,362	—	13,362	—	13,362
Clearing organizations	24,775	—	24,775	—	24,775
Other	2,017	—	2,017	—	2,017
	157,731	—	157,731	—	157,731
Receivable from customers	754,927	—	754,927	—	754,927
Notes receivable, net	43,920	—	43,920	—	43,920
Investments (1)	68,919	—	68,919	—	68,919

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$17,794	$17,794	$—	$—	$17,794
Payables to brokers, dealers and clearing organizations:
Securities loaned	209,298	—	209,298	—	209,298
Payable to brokers	7,040	—	7,040	—	7,040
Securities failed to receive	13,228	—	13,228	—	13,228
Other	134,707	—	134,707	—	134,707
	364,273	—	364,273	—	364,273
Payables to customers	313,056	—	313,056	—	313,056
Securities sold under agreements to repurchase	253,720	—	253,720	—	253,720
Senior secured notes	150,000	—	154,907	—	154,907

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$80,175	$80,175	$—	$—	$80,175
Deposits with clearing organization	33,079	33,079	—	—	33,079
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	108,144	—	108,144	—	108,144
Receivables from brokers	20,140	—	20,140	—	20,140
Securities failed to deliver	7,021	—	7,021	—	7,021
Clearing organizations	28,777	—	28,777	—	28,777
Other	2,411	—	2,411	—	2,411
	166,493	—	166,493	—	166,493
Receivable from customers	720,777	—	720,777	—	720,777
Securities purchased under agreements to resell	290	—	290	—	290
Notes receivable, net	44,058	—	44,058	—	44,058
Investments (1)	59,765	—	59,765	—	59,765

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$16,348	$16,348	$—	$—	$16,348
Bank call loans	15,000	—	15,000	—	15,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	146,815	—	146,815	—	146,815
Payable to brokers	158	—	158	—	158
Securities failed to receive	27,799	—	27,799	—	27,799
Other	113,628	—	113,628	—	113,628
	288,400	—	288,400	—	288,400
Payables to customers	336,616	—	336,616	—	336,616
Securities sold under agreements to repurchase	484,218	—	484,218	—	484,218
Senior secured notes	200,000	—	199,722	—	199,722

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2019, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of September 30, 2019 and December 31, 2018 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2019
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$15,742	$12
		$15,742	$12
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$2,846,000	$322
Other contracts	TBAs	12,240	9
	ARS purchase commitments	7,010	1,006
		$2,865,250	$1,337

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(443)
Other contracts	Foreign exchange forward contracts	Other revenue	5
	TBAs	Principal transactions revenue	(9)
	ARS purchase commitments	Principal transactions revenue	(242)
			$(689)

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
			$(307)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(3,109)
Other contracts	Foreign exchange forward contracts	Other revenue	15
	TBAs	Principal transactions revenue	(85)
	ARS purchase commitments	Principal transactions revenue	90
			$(3,089)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2019, the Company's bank call loans outstanding balance was $nil ($15.0 million as of December 31, 2018).
As of September 30, 2019, the Company had approximately $995.0 million of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $185.0 million under securities loan agreements.
As of September 30, 2019, the Company had pledged $259.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2019, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2019:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$345,193
Securities loaned:
Equity securities	209,298
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$554,491

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2019 and December 31, 2018:

As of September 30, 2019
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$91,473	$(91,473)	$—	$—	$—	$—
Securities borrowed (1)	103,738	—	103,738	(100,188)	—	3,550
Total	$195,211	$(91,473)	$103,738	$(100,188)	$—	$3,550

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$345,193	$(91,473)	$253,720	$(252,401)	$—	$1,319
Securities loaned (2)	209,298	—	209,298	(203,747)	—	5,551
Total	$554,491	$(91,473)	$463,018	$(456,148)	$—	$6,870

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2018
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$82,429	$(82,139)	$290	$—	$—	$290
Securities borrowed (1)	108,144	—	108,144	(105,960)	—	2,184
Total	$190,573	$(82,139)	$108,434	$(105,960)	$—	$2,474

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$566,357	$(82,139)	$484,218	$(480,322)	$—	$3,896
Securities loaned (2)	146,815	—	146,815	(139,232)	—	7,583
Total	$713,172	$(82,139)	$631,033	$(619,554)	$—	$11,479

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of September 30, 2019, the Company did not have any repurchase agreements or reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2019, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $100.8 million ($104.9 million as of December 31, 2018) and $91.5 million ($83.0 million as of December 31, 2018), respectively, of which the Company has sold and re-pledged approximately $17.3 million ($27.6 million as of December 31, 2018) under securities loaned transactions and $91.5 million under repurchase agreements ($83.0 million as of December 31, 2018).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $359.2 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2019 ($518.0 million as of December 31, 2018). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $nil as of September 30, 2019 ($20.2 million as of December 31, 2018).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2019 were receivables from four major U.S. broker-dealers totaling approximately $72.8 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2019 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2019, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of September 30, 2019 and December 31, 2018:

(Expressed in thousands)
	As of September 30, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$354,675	$247	$—	$—	$247
Private equity funds	7,454	8	—	—	8
Total	$362,129	$255	$—	$—	$255

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
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

10.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2019	December 31, 2018
6.75% Senior Secured Notes	7/1/2022	$150,000	$200,000
Unamortized Debt Issuance Cost		(533)	(904)
		$149,467	$199,096
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of September 30, 2019, the Parent was in compliance with all of its covenants.
Interest expense for the three and nine months ended September 30, 2019 on the Notes was $3.0 million and $9.8 million, respectively ($3.4 million and $10.1 million, respectively, for the three and nine months ended September 30, 2018).
The Company redeemed $50.0 million (25%) of its 6.75% Senior Secured Notes due 2022 ("Notes") on August 25, 2019 (the "Redemption Date") plus accrued and unpaid interest and incurred $1.9 million in costs associated with paying the associated Call Premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) during the third quarter of 2019. As of September 30, 2019, $150.0 million aggregate principal amount of the Notes remains outstanding. The redemption of 25% of the Notes will reduce the Company’s interest costs by $3.8 million annually.

11.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Class A Stock outstanding, beginning of period	12,756,308	13,156,353	12,941,809	13,139,203
Issued pursuant to share-based compensation plans	19,052	21,578	80,143	38,728
Repurchased and canceled pursuant to the stock buy-back	(76,657)	—	(323,249)	—
Class A Stock outstanding, end of period	12,698,703	13,177,931	12,698,703	13,177,931
Stock buy-back
On July 26, 2019, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 640,000 shares of the Company's Class A Stock, representing approximately 5% of its 12,756,308 then issued and outstanding shares of Class A Stock. This authorization supplemented the 26,192 shares that remained authorized and available under the Company's previous share repurchase program for a total of 666,192 shares authorized and available for repurchase.

During the three months ended September 30, 2019, the Company purchased and canceled 76,657 shares of Class A Stock for a total consideration of $2.0 million ($26.71 per share) under this program. During the nine months ended September 30, 2019, the Company purchased and canceled 323,249 shares of Class A Stock for a total consideration of $8.4 million ($25.99 per share) under this program. As of September 30, 2019, 589,535 shares remained available to be purchased under the new share repurchase program.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As discussed in note 7 Fair value measurements, the Company reached settlements with the Regulators and various clients to repurchase ARS. Under the settlements with Regulators the Company has $3.4 million remaining of ARS to purchase from Eligible Investors at September 30, 2019. In addition, the Company has one remaining commitment to purchase $3.6 million in ARS from a client by June 30, 2020.
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
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2019, the net capital of Oppenheimer as calculated under the Rule was $230.8 million or 28.86% of Oppenheimer's aggregate debit items. This was $214.8 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2019, Freedom had net capital of $5.1 million, which was $5.0 million in excess of the $100,000 required to be maintained at that date.
As of September 30, 2019, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 14.56% (required 4.5%);

•	Tier 1 Capital ratio 14.56% (required 6.0%); and

•	Total Capital ratio 14.60% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of September 30, 2019, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of September 30, 2019, the regulatory capital of Oppenheimer Investments Asia Limited was $783,448, which was $400,748 in excess of the $382,700 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

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
The table below presents information about the reported revenue and income (loss) before income taxes of the Company for the three and nine months ended September 30, 2019 and 2018. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Private client (1)	$152,054	$158,083	$477,509	$468,730
Asset management (1)	18,368	17,870	53,576	53,220
Capital markets	64,068	68,130	206,848	197,865
Corporate/Other	303	(6,269)	(435)	(4,915)
Total	$234,793	$237,814	$737,498	$714,900
Income (loss) before income taxes
Private client (1)	$35,251	$37,608	$121,501	$111,283
Asset management (1)	4,932	4,127	12,492	11,803
Capital markets	(6,385)	(2,076)	(10,833)	(8,332)
Corporate/Other	(27,302)	(32,505)	(83,221)	(85,462)
Total	$6,496	$7,154	$39,939	$29,292

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2019 and 2018 was as follows:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Americas	$227,001	$230,486	$712,864	$690,569
Europe/Middle East	7,257	6,500	22,592	21,245
Asia	535	828	2,042	3,086
Total	$234,793	$237,814	$737,498	$714,900

15.    Subsequent events
On October 25, 2019, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on November 22, 2019 to holders of Class A Stock and Class B Stock of record on November 8, 2019.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,785	$534	$20,874	$—	$26,193
Deposits with clearing organizations	—	—	73,730	—	73,730
Receivable from brokers, dealers and clearing organizations	—	—	157,734	—	157,734
Receivable from customers, net of allowance for credit losses of $941	—	—	754,927	—	754,927
Income tax receivable	49,333	15,488	—	(62,488)	2,333
Securities owned, including amounts pledged of $359,151 at fair value	—	1,327	651,867	—	653,194
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $35,373 and $3,886, respectively	—	—	43,920	—	43,920
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $92,690	—	23,097	8,988	—	32,085
Right-of-use lease assets, net of accumulated amortization of $19,141	—	158,793	6,106	—	164,899
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	154	12,612	122,649	(10,931)	124,484
Deferred tax assets	103	7,020	11,963	(19,086)	—
Investment in subsidiaries	692,030	761,924	24,628	(1,478,582)	—
Intercompany receivables	—	46,325	14,092	(60,417)	—
Total assets	$746,405	$1,140,078	$2,061,067	$(1,744,062)	$2,203,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$17,794	$—	$17,794
Bank call loans	—	—	—	—	—
Payable to brokers, dealers and clearing organizations	—	—	364,595	—	364,595
Payable to customers	—	—	313,056	—	313,056
Securities sold under agreements to repurchase	—	—	253,720	—	253,720
Securities sold but not yet purchased, at fair value	—	—	121,880	—	121,880
Accrued compensation	—	—	149,862	—	149,862
Income tax payable	—	40	62,489	(62,529)	—
Accounts payable and other liabilities	2,584	90	51,500	(10,940)	43,234
Lease liabilities	—	202,121	6,625	2	208,748
Senior secured notes, net of debt issuance cost of $533	149,467	—	—	—	149,467
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	33,546	(19,041)	14,505
Intercompany payables	27,727	—	—	(27,727)	—
Total liabilities	179,778	202,251	1,487,625	(232,793)	1,636,861
Stockholders' equity
Total stockholders' equity	566,627	937,827	573,442	(1,511,269)	566,627
Total liabilities and stockholders' equity	$746,405	$1,140,078	$2,061,067	$(1,744,062)	$2,203,488

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$53,525	$3,826	$33,324	$—	$90,675
Deposits with clearing organizations	—	—	67,678	—	67,678
Receivable from brokers, dealers and clearing organizations	—	—	166,493	—	166,493
Receivable from customers, net of allowance for credit losses of $886	—	—	720,777	—	720,777
Income tax receivable	45,733	23,491	(702)	(67,508)	1,014
Securities purchased under agreements to resell	—	—	290	—	290
Securities owned, including amounts pledged of $517,951 at fair value	—	1,358	836,226	—	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $25,109 and $6,800, respectively	—	—	44,058	—	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $89,182	—	20,722	8,266	—	28,988
Subordinated loan receivable	—	112,558	—	(112,558)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	135	2,581	110,052	—	112,768
Deferred tax assets	1	455	18,494	(18,950)	—
Investment in subsidiaries	661,837	546,704	—	(1,208,541)	—
Intercompany receivables	(14,211)	46,840	(6,299)	(26,330)	—
Total assets	$747,020	$758,935	$2,168,246	$(1,433,887)	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$16,348	$—	$16,348
Bank call loans	—	—	15,000	—	15,000
Payable to brokers, dealers and clearing organizations	—	—	289,207	—	289,207
Payable to customers	—	—	336,616	—	336,616
Securities sold under agreements to repurchase	—	—	484,218	—	484,218
Securities sold but not yet purchased, at fair value	—	—	85,446	—	85,446
Accrued compensation	—	—	167,348	—	167,348
Accounts payable and other liabilities	163	31,653	55,823	(9)	87,630
Income tax payable	2,440	22,189	42,878	(67,507)	—
Senior secured notes, net of debt issuance cost of $904	199,096	—	—	—	199,096
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	33,029	(18,946)	14,083
Intercompany payables	—	26,334	—	(26,334)	—
Total liabilities	201,699	80,176	1,638,471	(225,354)	1,694,992
Stockholders' equity
Total stockholders' equity	545,322	678,759	529,774	(1,208,533)	545,322
Total liabilities and stockholders' equity	$747,021	$758,935	$2,168,245	$(1,433,887)	$2,240,314

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$78,627	$—	$78,627
Advisory fees	—	—	81,229	(342)	80,887
Investment banking	—	—	21,798	—	21,798
Bank deposit sweep income	—	—	28,894	—	28,894
Interest	59	2,059	12,299	(2,073)	12,344
Principal transactions, net	—	(34)	7,586	54	7,606
Other	3	—	4,635	(1)	4,637
Total revenue	62	2,025	235,068	(2,362)	234,793
EXPENSES
Compensation and related expenses	273	—	151,012	(1)	151,284
Communications and technology	39	—	20,833	—	20,872
Occupancy and equipment costs	—	—	16,010	—	16,010
Clearing and exchange fees	—	(54)	5,469	54	5,469
Interest	3,038	—	10,566	(2,073)	11,531
Other	2,087	4	21,382	(342)	23,131
Total expenses	5,437	(50)	225,272	(2,362)	228,297
Income (loss) before income taxes	(5,375)	2,075	9,796	—	6,496
Income taxes	(1,364)	558	3,353	—	2,547
Net income (loss)	(4,011)	1,517	6,443	—	3,949

Equity in earnings of subsidiaries	7,960	6,443	—	(14,403)	—
Net income	3,949	7,960	6,443	(14,403)	3,949
Other comprehensive income	—	—	533	—	533
Total comprehensive income	$3,949	$7,960	$6,976	$(14,403)	$4,482

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$79,678	$—	$79,678
Advisory fees	—	—	78,490	(336)	78,154
Investment banking	—	—	28,328	—	28,328
Bank deposit sweep income	—	—	30,053	—	30,053
Interest	1	2,063	13,415	(2,076)	13,403
Principal transactions, net	—	—	(19)	3	(16)
Other	—	154	8,213	(153)	8,214
Total revenue	1	2,217	238,158	(2,562)	237,814
EXPENSES
Compensation and related expenses	343	—	152,503	—	152,846
Communications and technology	35	—	18,567	—	18,602
Occupancy and equipment costs	—	—	15,259	(153)	15,106
Clearing and exchange fees	—	—	5,378	—	5,378
Interest	3,375	—	11,616	(2,076)	12,915
Other	218	270	25,658	(333)	25,813
Total expenses	3,971	270	228,981	(2,562)	230,660
Income (loss) before income taxes	(3,970)	1,947	9,177	—	7,154
Income taxes	(976)	479	2,580	—	2,083
Net income (loss)	(2,994)	1,468	6,597	—	5,071

Equity in earnings of subsidiaries	8,065	6,597	—	(14,662)	—
Net income	5,071	8,065	6,597	(14,662)	5,071
Other comprehensive income	—	—	99	—	99
Total comprehensive income	$5,071	$8,065	$6,696	$(14,662)	$5,170

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$238,932	$—	$238,932
Advisory fees	—	—	236,278	(1,037)	235,241
Investment banking	—	—	81,847	—	81,847
Bank deposit sweep income	—	—	94,692	—	94,692
Interest	234	6,181	38,426	(6,220)	38,621
Principal transactions, net	—	121	21,980	(12)	22,089
Other	3	2	26,070	1	26,076
Total revenue	237	6,304	738,225	(7,268)	737,498
EXPENSES
Compensation and related expenses	1,098	—	466,330	(6)	467,422
Communications and technology	130	—	61,327	—	61,457
Occupancy and equipment costs	—	(1)	46,855	2	46,856
Clearing and exchange fees	—	—	16,479	—	16,479
Interest	9,788	—	34,141	(6,220)	37,709
Other	2,637	248	65,795	(1,044)	67,636
Total expenses	13,653	247	690,927	(7,268)	697,559
Income (loss) before income taxes	(13,416)	6,057	47,298	—	39,939
Income taxes	(3,702)	1,994	14,129	—	12,421
Net income (loss)	(9,714)	4,063	33,169	—	27,518

Equity in earnings of subsidiaries	37,232	33,169	—	(70,401)	—
Net income	27,518	37,232	33,169	(70,401)	27,518
Other comprehensive income	—	—	1,457	—	1,457
Total comprehensive income	$27,518	$37,232	$34,626	$(70,401)	$28,975

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$245,935	$—	$245,935
Advisory fees	—	—	233,953	(981)	232,972
Investment banking	—	—	84,442	—	84,442
Bank deposit sweep income	—	—	84,203	—	84,203
Interest	4	6,183	38,732	(6,233)	38,686
Principal transactions, net	—	—	9,149	(39)	9,110
Other	—	345	19,549	(342)	19,552
Total revenue	4	6,528	715,963	(7,595)	714,900
EXPENSES
Compensation and related expenses	1,191	—	456,630	—	457,821
Communications and technology	123	—	55,164	—	55,287
Occupancy and equipment costs	—	—	45,777	(342)	45,435
Clearing and exchange fees	—	—	17,254	—	17,254
Interest	10,125	—	28,895	(6,233)	32,787
Other	883	1,372	75,789	(1,020)	77,024
Total expenses	12,322	1,372	679,509	(7,595)	685,608
Income (loss) before income taxes	(12,318)	5,156	36,454	—	29,292
Income taxes	(3,081)	1,112	10,630	—	8,661
Net income (loss)	(9,237)	4,044	25,824	—	20,631

Equity in earnings of subsidiaries	29,868	25,824	—	(55,692)	—
Net income	20,631	29,868	25,824	(55,692)	20,631
Other comprehensive loss	—	—	(880)	—	(880)
Total comprehensive income	$20,631	$29,868	$24,944	$(55,692)	$19,751

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$16,687	$(3,292)	$9,502	$—	$22,897
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(8,672)	—	(8,672)
Proceeds from the settlement of Company-owned life insurance	—	—	1,720	—	1,720
Cash used in investing activities	—	—	(6,952)	—	(6,952)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,408)	—	—	—	(4,408)
Issuance of Class A non-voting common stock	83	—	—	—	83
Repurchase of Class A non-voting common stock	(8,400)	—	—	—	(8,400)
Redemption of senior secured notes	(50,000)	—	—	—	(50,000)
Debt redemption costs	(1,688)	—	—	—	(1,688)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Decrease in bank call loans, net	—	—	(15,000)	—	(15,000)
Cash used in financing activities	(65,427)	—	(15,000)	—	(80,427)
Net increase (decrease) in cash and cash equivalents	(48,740)	(3,292)	(12,450)	—	(64,482)
Cash and cash equivalents, beginning of the period	53,525	3,826	33,324	—	90,675
Cash and cash equivalents, end of the period	$4,785	$534	$20,874	$—	$26,193

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
Oppenheimer Holdings Inc. (the "Company", "we", "our" or "us") engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2019, we provided our services from 94 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets administered as of September 30, 2019 totaled $87.6 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At September 30, 2019, client assets under management ("AUM") totaled $30.2 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At September 30, 2019, the Company employed 2,974 employees (2,917 full-time and 57 part-time), of whom 1,043 were financial advisers.

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
Impact of Interest Rates
The Federal Reserve Bank implemented a series of increases in its benchmark short-term interest rate between December 2015 and December 2018. These increases in short-term interest rates had a significant positive impact on our overall financial performance, as we have programs offered to our clients (for the investment of short-term funds as well as margin loans) which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities, increases in short-term interest rates generally result in an overall increase in our net earnings. Clients’ domestic cash sweep balances have decreased over the past several quarters as clients increased their allocations to other investments, largely driven by the improvement of equity market conditions as well as other short-term fixed income investments. While the Federal Reserve increased short-term interest rates over the last few years, market deposit rates paid on client cash balances were not impacted to as great a degree, resulting in an increase in fees the Company earned from FDIC insured deposits of clients offered by the Company. Any decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. During the third quarter of 2019, the Federal Reserve decreased its benchmark short-term interest rate by 0.25% on two separate occasions. Accordingly, the Company’s earnings during the third quarter of 2019 were negatively impacted by such decreases. Given the recent concerns around the slowing global economy, there are expectations of further rate cuts which would negatively impact the Company’s earnings going forward.

EXECUTIVE SUMMARY
The Company reported net income attributable to Oppenheimer Holdings Inc. of $3.9 million or $0.31 basic net income per share for the three months ended September 30, 2019 compared with net income attributable to Oppenheimer Holdings Inc. of $5.1 million or $0.38 basic net income per share for the three months ended September 30, 2018. Income before income taxes was $6.5 million for the three months ended September 30, 2019 compared with income before income taxes of $7.2 million for the three months ended September 30, 2018. Revenue for the three months ended September 30, 2019 was $234.8 million compared with revenue of $237.8 million for the three months ended September 30, 2018, a decrease of 1.3%.
During the third quarter of 2019, the major stock indices in the U.S. increased 1.2% extending gains for the year-to-date period ending September 30, 2019 to 18.7%. Volatility returned to the equity markets during the third quarter due to the trade war between the U.S. and China, concerns around the strength of the economy, and potential impeachment proceedings. The markets set new highs in July only to retreat in August amidst increased trade tensions between the U.S. and China. Markets rallied in September around easing trade tensions and the expectations of the Federal Reserve loosening monetary policy. On September 18, 2019, the Fed cut the target range for its benchmark interest rate by 0.25%, the second such decrease during the third quarter of 2019. The 10-year Treasury yield declined 32.5 basis points to end the third quarter of 2019 at 1.68%.

The operating results for the period reflect a modest slowdown in business conditions as well as the impact of lower interest rates on earnings. The transaction-based business was lower again despite an up-tick in volatility. The firm did, however, benefit from the slight increase in share prices and increases in net client assets from the first quarter to the second quarter of 2019, which is reflected in advisory fees earned in the third quarter of 2019. The improvement in security valuations at the end of the third quarter will positively impact advisory fees for the fourth quarter, given the increase of 2.0% in assets under management. Our investment banking business was impacted by fewer lead-managed equity underwriting transactions which led to lower underwriting income compared to that of the prior year period. This was partially offset by higher M&A advisory fees during the period. The decrease in short-term interest rates resulted in lower cash sweep income during the third quarter of 2019.

RESULTS OF OPERATIONS
The following table and discussion summarizes the changes in the major revenue and expense categories for the three and nine months ended September 30, 2019 compared with the same period in 2018:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenue
Commissions	$78,627	$79,678	(1.3)	$238,932	$245,935	(2.8)
Advisory fees	80,887	78,154	3.5	235,241	232,972	1.0
Investment banking	21,798	28,328	(23.1)	81,847	84,442	(3.1)
Bank deposit sweep income	28,894	30,053	(3.9)	94,692	84,203	12.5
Interest	12,344	13,403	(7.9)	38,621	38,686	(0.2)
Principal transactions, net	7,606	(16)	*	22,089	9,110	142.5
Other	4,637	8,214	(43.5)	26,076	19,552	33.4
Total revenue	234,793	237,814	(1.3)	737,498	714,900	3.2
Expenses
Compensation and related expenses	151,284	152,846	(1.0)	467,422	457,821	2.1
Communications and technology	20,872	18,602	12.2	61,457	55,287	11.2
Occupancy and equipment costs	16,010	15,106	6.0	46,856	45,435	3.1
Clearing and exchange fees	5,469	5,378	1.7	16,479	17,254	(4.5)
Interest	11,531	12,915	(10.7)	37,709	32,787	15.0
Other	23,131	25,813	(10.4)	67,636	77,024	(12.2)
Total expenses	228,297	230,660	(1.0)	697,559	685,608	1.7
Income before income taxes	6,496	7,154	(9.2)	39,939	29,292	36.3
Income taxes	2,547	2,083	22.3	12,421	8,661	43.4
Net income	$3,949	$5,071	(22.1)	$27,518	$20,631	33.4
* Percentage not meaningful.

Third Quarter 2019
Revenue
Commission revenue was $78.6 million for the three months ended September 30, 2019, a decrease of 1.3% compared with $79.7 million for the three months ended September 30, 2018.
Advisory fees were $80.9 million for the three months ended September 30, 2019, an increase of 3.5% compared with $78.2 million for the three months ended September 30, 2018 due to a higher level of AUM.
Investment banking revenue decreased 23.1% to $21.8 million for the three months ended September 30, 2019 compared with $28.3 million for the three months ended September 30, 2018 as the Company participated in fewer lead-managed transactions during the three months ended September 30, 2019.
Bank deposit sweep income was $28.9 million for the three months ended September 30, 2019, a decrease of 3.9% compared with $30.1 million for the three months ended September 30, 2018 due to lower short-term interest rates and lower client balances during the three months ended September 30, 2019.
Interest revenue was $12.3 million for the three months ended September 30, 2019, a decrease of 7.9% compared with $13.4 million for the three months ended September 30, 2018 due to lower short-term interest rates during the three months ended September 30, 2019.

Principal transactions revenue was $7.6 million for the three months ended September 30, 2019, compared with a loss of $16,000 for the three months ended September 30, 2018. The increase was due to the Company's participation in tender offers by issuers of ARS which resulted in recognized losses totaling $8.1 million during the third quarter of 2018. The recognized losses were comprised of realized losses of $4.6 million related to tendering ARS holdings at prices below par and unrealized losses of $3.5 million related to revaluing the remaining affected ARS owned and commitments to purchase at the tender offer prices.
Other revenue was $4.6 million for the three months ended September 30, 2019, a decrease of 43.5% compared to $8.2 million for the three months ended September 30, 2018 primarily due to the decrease in cash surrender value of the Company's life insurance policies and proceeds received under those insurance policies partially offset by a favorable legal settlement during the three months ended September 30, 2019.
Expenses
Compensation and related expenses totaled $151.3 million during the three months ended September 30, 2019, a decrease of 1.0% compared with the three months ended September 30, 2018. The decrease was due to lower deferred, incentive and share-based compensation costs partially offset by higher salaries and traders' compensation costs during the three months ended September 30, 2019. The Company recorded compensation and related expenses of $3.4 million related to its OARs plan due to the price of its Class A Stock increasing from $27.22 at the end of the second quarter of 2019 to $30.06 at the end of the third quarter of 2019. During the third quarter of 2018, the Company had compensation expenses related to its OARs plan of $4.3 million. Compensation and related expenses as a percentage of revenue was 64.4% during the three months ended September 30, 2019 compared with 64.3% during the three months ended September 30, 2018.
Non-compensation expenses were $77.0 million during the three months ended September 30, 2019, a decrease of 1.0% compared with $77.8 million during the three months ended September 30, 2018 due primarily to lower legal and regulatory costs and interest costs partially offset by higher communications and technology costs and costs associated with the Notes redemption during the three months ended September 30, 2019. The Company incurred $1.9 million in costs associated with paying the Call Premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) related to the redemption of $50 million (25%) of its Notes during the third quarter of 2019.
The effective income tax rate for the three months ended September 30, 2019 was 39.2%, 10.0% higher when compared with 29.2% for the three months ended September 30, 2018 due to losses in foreign jurisdictions without any associated tax benefits. The effective rate reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items.
Year-to-date 2019

Revenue
Commission revenue was $238.9 million for the nine months ended September 30, 2019, a decrease of 2.8% compared with $245.9 million for the nine months ended September 30, 2018.
Advisory fees were $235.2 million for the nine months ended September 30, 2019, an increase of 1.0% compared with $233.0 million for the nine months ended September 30, 2018.
Investment banking revenue decreased 3.1% to $81.8 million for the nine months ended September 30, 2019 compared with $84.4 million for the nine months ended September 30, 2018 due to lower equities underwriting revenue partially offset by higher M&A fee income during the nine months ended September 30, 2019.
Bank deposit sweep income was $94.7 million for the nine months ended September 30, 2019, an increase of 12.5% compared with $84.2 million for the nine months ended September 30, 2018 due to higher short-term interest rates and lower client cash balances during the nine months ended September 30, 2019.
Interest revenue was $38.6 million for the nine months ended September 30, 2019, a decrease of 0.2% compared with $38.7 million for the nine months ended September 30, 2018.

Principal transactions revenue was $22.1 million for the nine months ended September 30, 2019, an increase of 142.5% compared with $9.1 million for the nine months ended September 30, 2018. The increase was due to the Company's participation in tender offers by issuers of ARS which resulted in recognized losses totaling $8.1 million during the third quarter of 2018. The recognized losses are comprised of realized losses of $4.6 million related to tendering ARS holdings at prices below par and unrealized losses of $3.5 million related to revaluing the remaining affected ARS owned and commitments to purchase at the tender offer prices.
Other revenue was $26.1 million for the nine months ended September 30, 2019, an increase of 33.4% compared to $19.6 million for the nine months ended September 30, 2018 due primarily to the increase in cash surrender value of the Company's life insurance policies and proceeds received under those insurance policies as well as to a favorable legal settlement during the nine months ended September 30, 2019.
Expenses
Compensation and related expenses (including salaries, production and incentive compensation, share-based compensation, deferred compensation, and other benefit-related items) totaled $467.4 million during the nine months ended September 30, 2019, an increase of 2.1% compared with the nine months ended September 30, 2018. The increase was due to higher salary, deferred and share-based compensation expenses, partially offset by lower production-related compensation costs during the nine months ended September 30, 2019. Compensation and related expenses as a percentage of revenue was 63.4% during the nine months ended September 30, 2019 compared with 64.0% during the nine months ended September 30, 2018.
Non-compensation expenses were $230.1 million during the nine months ended September 30, 2019, an increase of 1.0% compared with $227.8 million during the nine months ended September 30, 2018 due to higher communications and technology costs and interest costs partially offset by lower legal and regulatory costs during the nine months ended September 30, 2019.
The effective income tax rate for the nine months ended September 30, 2019 was 31.1% slightly higher when compared with 29.6% for the nine months ended September 30, 2018. The effective rate reflects the Company's estimate of the annual effective tax adjusted for uncertain discrete items.
BUSINESS SEGMENTS
The table below presents information about the reported revenue and income (loss) before income taxes of the Company's reportable business segments for the three and nine months ended September 30, 2019 and 2018:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Revenue
Private Client	$152,054	$158,083	(3.8)	$477,509	$468,730	1.9
Asset Management	18,368	17,870	2.8	53,576	53,220	0.7
Capital Markets	64,068	68,130	(6.0)	206,848	197,865	4.5
Corporate/Other	303	(6,269)	*	(435)	(4,915)	91.1
Total	$234,793	$237,814	(1.3)	$737,498	$714,900	3.2
Income (loss) before income taxes
Private Client	$35,251	$37,608	(6.3)	$121,501	$111,283	9.2
Asset Management	4,932	4,127	19.5	12,492	11,803	5.8
Capital Markets	(6,385)	(2,076)	(207.6)	(10,833)	(8,332)	(30.0)
Corporate/Other	(27,302)	(32,505)	16.0	(83,221)	(85,462)	2.6
Total	$6,496	$7,154	(9.2)	$39,939	$29,292	36.3
* Percentage not meaningful

Private Client
Private Client reported revenue of $152.1 million for the third quarter of 2019, 3.8% lower than the third quarter of 2018 due to lower commissions, bank deposit sweep income, and decreases in the cash surrender value of Company-owned life insurance partially offset by higher asset management fees during the third quarter of 2019. Income before income taxes was $35.3 million for the third quarter of 2019, a decrease of 6.3% compared with the third quarter of 2018.

•	Client assets under administration were $87.6 billion at September 30, 2019, compared with $80.1 billion at December 31, 2018, an increase of 9.4%.

•	Financial adviser headcount was 1,043 at the end of the third quarter of 2019, down from 1,078 at the end of the third quarter of 2018.

•	Retail commissions were $46.0 million for the third quarter of 2019, a decrease of 3.4% from the third quarter of 2018.

•
Advisory fee revenue on traditional and alternative managed products was $62.5 million for the third quarter of 2019, an increase of 3.3% from the third quarter of 2018 (see Asset Management below for further information). The increase in advisory fees was due to an increase in assets under management ("AUM") at June 30, 2019 as a result of the increase in the equities markets and net new assets during the second quarter of 2019.

•
Bank deposit sweep income was $28.9 million for the third quarter of 2019, a decrease of 3.9% compared with $30.1 million for the third quarter of 2018 due to lower short-term interest rates and lower client cash balances during the third quarter of 2019.

Asset Management
Asset Management reported revenue of $18.4 million for the third quarter of 2019, 2.8% higher than the third quarter of 2018 due to higher AUM at June 30, 2019, which is the basis for advisory fees earned during the third quarter of 2019, as a result of the increase in the equities markets and net new assets during the second quarter of 2019. Income before income taxes was $4.9 million for the third quarter of 2019, an increase of 19.5% compared with the third quarter of 2018 due to higher AUM at June 30, 2019.

•
Advisory fee revenue on traditional and alternative managed products was $18.4 million for the third quarter of 2019, an increase of 4.5% from the third quarter of 2018 primarily due to higher AUM at June 30, 2019.

•
Advisory fees are calculated based on the value of client AUM at the end of the prior quarter which totaled $30.2 billion at June 30, 2019 ($28.7 billion at June 30, 2018) and are allocated between the Private Client and Asset Management business segments.

•
AUM increased 2.0% to $30.2 billion at September 30, 2019, a record high, compared with $29.6 billion at September 30, 2018, which is the basis for advisory fee billings for the fourth quarter of 2019. The increase in AUM was comprised of lower asset values of $0.4 billion on existing client holdings and a positive net contribution of assets of $1.0 billion.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2019:

(Expressed in millions)
	For the Three Months Ended September 30, 2019
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$25,768	$778	$(496)	$(228)	$25,822
Institutional Fixed Income (2)	748	30	(15)	11	774
Alternative Investments:
Hedge funds (3)	3,005	94	(111)	(64)	2,924
Private Equity Funds (4)	226	—	—	16	242
Portfolio Enhancement Program (5)	446	—	(5)	—	441
	$30,193	$902	$(627)	$(265)	$30,203

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

Capital Markets
Capital Markets reported revenue of $64.1 million for the third quarter of 2019, 6.0% lower than the third quarter of 2018 primarily due to lower equities underwriting fees partially offset by higher trading income. Loss before income taxes was $6.4 million for the third quarter of 2019 compared with loss before income taxes of $2.1 million for the third quarter of 2018.

•	Institutional equities commissions decreased 0.9% to $22.9 million for the third quarter of 2019 compared with the third quarter of 2018.

•
Advisory fees earned from investment banking activities increased 9.4% to $10.5 million for the third quarter of 2019 compared with $9.6 million for the third quarter of 2018 due to an increase in mergers and acquisitions transactions during the third quarter of 2019.

•
Equities underwriting fees decreased 50.0% to $7.4 million for the third quarter of 2019 compared with $14.8 million for the third quarter of 2018 as the Company participated in fewer lead-managed transactions during the third quarter of 2019.

•	Revenue from taxable fixed income increased to $17.1 million during the third quarter of 2019 from $14.7 million during the third quarter of 2018 due to higher commissions and trading income.

•
Revenue from public finance and municipal trading was virtually flat at $4.8 million during the third quarter of 2019 compared with the third quarter of 2018 as higher trading income was offset by lower commissions and syndicate income during the third quarter of 2019.

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

During the nine months ended September 30, 2019, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2019, total assets decreased by 1.6% from December 31, 2018. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2019, the Company had $nil of such borrowings outstanding compared to outstanding borrowings of $15.0 million at December 31, 2018. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.0 million and $382,700, respectively, at September 30, 2019. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.
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

On June 7, 2019, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and changed its outlook to positive. On August 19, 2019, Moody's Corporation upgraded the Company's Corporate Family to ‘B1’ rating and affirmed its 'B1' rating on the Notes and changed its outlook to stable.
On August 25, 2019, the Company redeemed a total of $50.0 million (25%) aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% (“Call Premium”) of the principal amount redeemed, plus accrued and unpaid interest thereon to the Redemption Date. See note 10 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $3.8 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2019 ($4.2 million for the three months ended September 30, 2018) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At September 30, 2019, the Company had $nil of bank call loans ($15.0 million at December 31, 2018 and $3.0 million at September 30, 2018). The average daily bank loan outstanding for the three and nine months ended September 30, 2019 was $6.3 million and $14.6 million, respectively ($25.1 million and $68.9 million for the three and nine months ended September 30, 2018). The largest daily bank loan outstanding for both the three and nine months ended September 30, 2019 was $82.2 million and $100.9 million, respectively ($107.9 and $516.5 million for the three and nine months ended September 30, 2018, respectively).
At September 30, 2019, securities loan balances totaled $209.3 million ($146.8 million at December 31, 2018 and $197.3 million at September 30, 2018). The average daily securities loan balance for the three and nine months ended September 30, 2019 was $244.5 million and $239.1 million, respectively ($216.2 million and $210.8 million for the three and nine months ended September 30, 2018, respectively). The largest daily stock loan balance for both the three and nine months ended September 30, 2019 was $266.5 million and $285.5 million ($250.5 and $274.6 million for the three and nine months ended September 30, 2018, respectively).
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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2019, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.

At September 30, 2019, the gross balances of reverse repurchase agreements and repurchase agreements were $91.5 million and $345.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2019 was $137.4 million and $527.6 million, respectively ($168.0 million and $754.5 million, respectively, for the three months ended September 30, 2018). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2019 was $326.3 million and $770.5 million, respectively ($394.8 million and $1.1 billion, respectively, for the three months ended September 30, 2018).
At September 30, 2019, the gross leverage ratio was 3.9.
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $65.5 million as of September 30, 2019.
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
Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$22,897	$11,311
Cash used in investing activities	(6,952)	(4,347)
Cash used in financing activities	(80,427)	(16,157)
Net decrease in cash and cash equivalents	$(64,482)	$(9,193)
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

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of September 30, 2019:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$289,590	$42,843	$72,481	$59,916	$114,350
Committed Capital	1,399	1,399	—	—	—
Senior Secured Notes (3)(4)	180,403	10,125	170,278	—	—
ARS Purchase Commitments (5)	7,010	5,802	1,208	—	—
Total	$478,402	$60,169	$243,967	$59,916	$114,350

(1)	See note 3 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(2)	Includes interest liability of $80.8 million.

(3)	See note 10 to the condensed consolidated financial statements appearing in Item 1 for additional information.

(4)	Includes interest payable of $30.4 million through maturity.

(5)	See note 12 to the condensed consolidated financial statements appearing in Item 1 for additional information.
CYBERSECURITY
For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information.
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
We are reviewing our business and operating models in light of the Reg BI Rules and may make structural and operational changes to our business in anticipation of the June 30, 2020 compliance effective date of the Reg BI Rules.
Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legal Environment” of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information on regulatory capital requirements.
Regulatory Matters
Since September 2016, Oppenheimer has been responding to information requests from FINRA (including from FINRA's Enforcement Department) regarding the supervision of Oppenheimer's sale of unit investment trusts from 2011 to 2015. The inquiry is part of a larger targeted examination involving other brokerage firms as well. Oppenheimer is continuing to cooperate with the FINRA inquiry.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2019, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $nil to approximately $3.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed nineteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 27, 2019. As of September 30, 2019, the Company had purchased and holds (net of redemptions) $29.4 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. At September 30, 2019, the Company has $3.4 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
In addition, pursuant to the Order, Oppenheimer agreed to offer margin loans against eligible collateral for other Massachusetts clients not covered by the offers to purchase. As of September 30, 2019, Oppenheimer had extended margin loans to two holders of Eligible ARS from Massachusetts.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon; (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess, plus reasonable interest thereon; (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer related to the investor's inability to sell Eligible ARS; and (4) work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors not within the definition of Small Businesses and Institutions (as defined in the AOD) that held ARS in Oppenheimer brokerage accounts on February 13, 2008. Oppenheimer believes that because of Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors.
If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at his sole discretion, upon 10 days written notice to Oppenheimer.
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2019 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2018, for additional details of the agreements with the MSD and NYAG.
As of September 30, 2019, there were no pending ARS-related cases against Oppenheimer. As of September 30, 2019, eleven ARS matters were concluded in either court or arbitration with Oppenheimer prevailing in four of those matters and the claimants prevailing in seven of those matters. The Company has purchased approximately $7.6 million in ARS from the prevailing claimants in those seven actions. In addition, the Company has made cash payments of approximately $12.7 million as a result of legal settlements with clients. As of September 30, 2019, the Company has one remaining commitment to purchase $3.6 million in ARS on June 30, 2020. It is possible, though the Company believes unlikely, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission.
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

Other Pending Matters
On or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. The Trustee seeks to set aside as fraudulent transfers in excess of $25.0 million in funds embezzled by the sole portfolio manager for International Management Associates, a hedge fund. The portfolio manager purportedly used the broker-dealer defendants, including Oppenheimer, as conduits for his embezzlement. Oppenheimer filed its answer to the complaint on June 18, 2010. Oppenheimer filed a motion for summary judgment, which was argued on March 31, 2011. Immediately thereafter, the Bankruptcy Court dismissed all of the Trustee's claims against all defendants including Oppenheimer. In June 2011, the Trustee filed an appeal with the United States District Court for the Northern District of Georgia ("U.S.N.D. GA"). In addition, on June 10, 2011, the Trustee filed a petition for permission to appeal the dismissal to the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"). On July 27, 2011, the Court of Appeals denied the Trustee's Petition. The Trustee then appealed to the U.S.N.D. GA. On March 30, 2012, the U.S.N.D. GA affirmed in part and reversed in part the ruling from the Bankruptcy Court and remanded the matter to the Bankruptcy Court. Discovery has closed and Oppenheimer filed a motion for summary judgment at the end of February 2014. On January 10, 2017, Oppenheimer's motion for summary judgment was granted in full, and judgment was entered in Oppenheimer's favor and the court dismissed the case. On January 24, 2017, the Trustee appealed the summary judgment order to the U.S.N.D. GA. On February 12, 2018, the U.S.N.D. GA issued an order (the "District Court Order") reversing the Bankruptcy Court's summary judgment order and remanding the proceedings to the Bankruptcy Court. In March 2018, Oppenheimer moved to certify the District Court Order for interlocutory appeal. The Trustee opposed the motion for interlocutory appeal. On June 28, 2018, the Eleventh Circuit dismissed the direct appeal. On February 27, 2019, Oppenheimer's motion for interlocutory appeal before the U.S.N.D. GA was denied. The U.S.N.D. GA was set a date for trial to commence sometime in 2019. On September 30, 2019 the parties agreed to a settlement in principle pursuant to which Oppenheimer agreed to pay the Trustee $1.35 million in exchange for dismissal of all claims. On October 3, 2019 the U.S.N.D. GA administratively closed the case subject to the settlement being approved by the Bankruptcy Court. A hearing to obtain such approval has tentatively been scheduled for November 7, 2019.

Item 1A. RISK FACTORS
During the nine months ended September 30, 2019, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the third quarter of 2019, the Company issued 14,875 shares of Class A Stock pursuant to the Company's share-based compensation plans to certain directors of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 25th day of October, 2019.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)