Form 10-K
period 2019-12-31
OPPENHEIMER HOLDINGS INC
filed 2020-03-02
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 2, 2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-12043

OPPENHEIMER HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0080034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone number, including area code: (212) 668-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A non-voting common stock	OPY	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 28, 2019 was $347.2 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 28, 2019 of $27.22.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on March 2, 2020 was 12,986,606 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries (together, the "Company", "we", "our" or "us"), is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity & fixed income research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisers ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation organized to trade and clear syndicated corporate loans. We conduct our international businesses through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey, Germany and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,032 financial advisers in 93 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2019, the Company held client assets under administration of $91.0 billion. Oppenheimer provides the following private client services:
Full-Service Brokerage — Oppenheimer offers full-service brokerage covering investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options and futures contracts, municipal bonds, mutual funds, exchange-traded funds, and unit investment trusts. A portion of Oppenheimer's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors. In recent years, an increasing number of clients have chosen to do business through fee-based accounts.
Wealth Planning — Oppenheimer also offers financial and wealth planning services which include asset management, individual and corporate retirement solutions, insurance and annuity products, IRAs and 401(k) plans, U.S. stock plan services to corporate executives and businesses, education savings programs, and trust and fiduciary services to individual and corporate clients.
Margin Lending — Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest on such extensions of credit at interest rates derived from Oppenheimer's posted rate as adjusted, from time to time.

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
OAM offers tailored investment management solutions and services to high-net-worth private clients, institutions and corporations and/or plans sponsored by them. These include, but are not limited to, portfolio management, manager research and due diligence, asset allocation advice and financial planning. OAM offers proprietary and third party investment management capabilities through separately managed accounts, alternative investments and discretionary and non-discretionary portfolio management programs as well as managed portfolios of mutual funds. Platform support functions include sales and marketing along with administrative services such as trade execution, client services, records management and client reporting and performance monitoring as well as custody through Oppenheimer.
At December 31, 2019, the Company had $32.1 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed quarterly, in advance, and are calculated based on all fee-based AUM balances at the end of the prior quarter. OAM also receives income from revenue sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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

CAPITAL MARKETS
Investment Banking
Oppenheimer employs over 100 investment banking professionals in the United States, the United Kingdom, Germany and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the consumer, financial institutions, healthcare, rental services, technology and transportation and logistics sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions practice as well as Equities and Fixed Income platforms to provide its clients with tailored advice and complete access to capital markets.
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
Equities Capital Markets — Oppenheimer provides capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Oppenheimer focuses on emerging companies in growth industries, including consumer, financial institutions, healthcare, rental services, technology and transportation and logistics.
Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt through financing transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on and acts as underwriter or placement agent on bond financings for both sovereign and corporate emerging market issuers.
Equities Division
Oppenheimer employs 37 senior research analysts covering over 600 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S., in the UK (London), the EU (Geneva), and in Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans, that are attracted by the research product, insights and market intelligence provided by sales and trading staff as well as by the quality of execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.
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
Taxable Fixed Income
Oppenheimer employs over 85 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London and Isle of Jersey) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales, investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as Federal National Mortgage Association, Government National Mortgage Association and Federal Home loan bank.
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
Fixed Income Research - Oppenheimer has a total of six fixed income research professionals covering high yield corporate, mortgage backed, emerging market, and municipal securities. Oppenheimer's High Yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term. Its mortgage backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Professionals cover emerging markets fixed income issuers, focus on sovereign bonds and providing commentary on emerging market corporate bond issuers. Municipal bond research professionals are dedicated on the tax-exempt municipal bond market.
Public Finance and Municipal Trading
Public Finance - Oppenheimer's public finance group advises and raises capital for state and local governments, public agencies, private developers and other borrowers. The group assists its clients by developing and executing capital financing plans that meet our clients' objectives and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post-secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers and project financing. In addition to underwriting longer-term municipal securities, Oppenheimer also underwrites municipal revenue anticipation, tax anticipation and bond anticipation notes for local government issuers, as well as short-term bonds for bridge financing and real estate projects.

Municipal Trading - Oppenheimer has regionally based municipal bond trading desks serving our retail financial advisers and their clients. The desks serve Oppenheimer's financial advisers in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The institutional desks assist in distributing municipal securities originated by the Public Finance Department.
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
CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer with the U.S. Securities Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and an investment adviser under the Investment Adviser Act of 1940, as amended (the "Adviser Act") and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located in the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the SEC under the Adviser Act. OAM provides investment advice to clients through separate accounts and wrap fee programs.
OPY Credit Corp.
OPY Credit was formed in order to facilitate leveraged loan transactions on behalf of investment banking clients seeking such services.

Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2019, Oppenheimer Trust held custodial assets of $321.3 million. See "Other Requirements" herein.
Freedom Investments, Inc.
Freedom offers discount services to a small number of individual clients. The Company is exploring expanding its services to offer a full spectrum of services to independent advisers and registered investment advisers ("RIAs") clearing through Oppenheimer. The Company is currently developing the technology platform that would potentially support such a service offering.
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
EMPLOYEES
At December 31, 2019, the Company employed 2,971 employees (2,917 full-time and 54 part-time), of whom 1,032 were financial advisers.
COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including fintech competitors offering online investment services to smaller investors. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.
Several key market events drastically altered the landscape for financial institutions since the financial crisis of 2008-9. Voluntary and involuntary consolidations as well as government assistance provided to U.S. financial institutions led to a greater concentration of capital and market share among large financial institutions. This, coupled with the ability of these financial institutions to finance their securities businesses with capital from other businesses, such as commercial banking deposits, caused such institutions to derive an aura of stability in the mind of the public ("too big to fail") and may put the Company at a significant competitive disadvantage.
We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. In addition, we compete with advisers holding themselves out as "independent" and who are registered investment advisers or RIAs. We compete principally on the basis of the quality of our advisers, services, product selection, location and reputation in local markets. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified professionals, including successful financial advisers, research analysts, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized suppport personnel.

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
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions seemingly from authorized parties but in fact from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the internet or hold it for ransom. Regulators are increasingly requiring companies to provide increased levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Corporate Information Security Officer ("CISO") and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" in Item 1A.

REGULATION
Self-Regulatory Organization Membership — Oppenheimer is a member firm of the following self-regulatory organizations ("SROs"): the Financial Industry Regulatory Authority ("FINRA"), the Intercontinental Exchange, Inc., known as ICE Futures U.S., and the National Futures Association ("NFA"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer Israel Ltd. operates subject to the authority of the Israel Securities Authority. Oppenheimer is also a member of the Securities Industry and Financial Markets Association ("SIFMA"), a non-profit organization that represents the shared interests of participants in the United States financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.
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

The Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Exchange Act. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which superseded the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act of 2002. Management has determined that the Company's internal control over financial reporting as of December 31, 2019 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation entitled the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau also implemented new rules affecting the interaction between financial institutions and consumers.
Under rules issued by the SEC regarding registration of municipal advisers, certain activities will be covered by the fiduciary duty of a municipal adviser to its government clients imposed by the Dodd-Frank Act, and may result in the need for new written representations by issuers. They may also limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers. Oppenheimer registered as a municipal adviser and by virtue of such registration is now subject to additional regulation and oversight in respect of its municipal finance business. These rules impact the nature of Oppenheimer's interactions with public finance clients, and may have a negative impact on the volume of public finance transactions in which we may be engaged.
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

Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of Europe. The directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligations for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has and will fundamentally alter the provision of research to financial institutions as well as require the registration of all market participants. It is anticipated that this rulemaking will negatively impact the overall availability of commission revenue in payment for equity research and possibly negatively impact the liquidity of markets for equities and fixed income securities in Europe. It is possible that these new business practices may be adopted in the U.S. although there is currently no such regulatory requirement in the U.S.
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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI is June 30, 2020. In addition to passing Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
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
The Company is reviewing its business and operating models in light of the Reg BI Rules and is making structural and operational changes to our business in anticipation of the June 30, 2020 compliance effective date of the Reg BI Rules.

Privacy — U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on Oppenheimer and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and in some cases, to clients. In 2018, the State of California passed the California Consumer Privacy Act (“CCPA”) that applies to certain for-profit entities such as the Company that conduct business with residents of California. The CCPA requires that specific privacy disclosures be given to California residents and gives consumers certain rights regarding their personal information held by businesses subject to the CCPA such as directing companies to delete the personal information held by such businesses. Numerous other states are considering privacy legislation either along the lines of, or with more onerous requirements than, the CCPA.

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

Money Market Funds — In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company now offers FDIC short-term bank deposits alternatives as cash sweep investments. The SEC has recently announced its intention to review the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system. FINRA has also included these programs in its 2020 Risk Monitoring and Examination Priorities Letter.
Consolidated Audit Trail — The SEC approved Rule 613 on October 1, 2012 which introduced the requirement for a Consolidated Audit Trail ("CAT"), a central repository for all U.S. securities transactions that is to be utilized for monitoring of markets and for regulatory purposes by SROs and the SEC. The rule is in response to the Wall Street's May 6, 2010 "Flash Crash", during which the market sustained a significant decline without any underlying news or economic rationale. The CAT will be utilized to identify the beneficial owner in every securities transaction and to correlate that information across market participants. In February 2015, the SROs submitted the CAT National Market System ("NMS") Plan to create the CAT and to announce the requirements for market participants. On November 15, 2016, the NMS Plan was unanimously approved by the SEC. The NMS Plan outlines the reporting requirements for industry participants, as well as the requirements for the Plan Processor, the entity that will hold and protect the data, while making it available to authorized users.
When the CAT goes into operation, all U.S. broker-dealers and SROs will be required to report all equity and options life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers will be required to submit customer account information to the repository. This will make CAT the world's largest repository of securities transactions, receiving an estimated 58 billion records per day. The SROs will have 12 months to submit equity and options life cycle events to the CAT. Large broker-dealers, which include Oppenheimer, will be required to begin reporting within 24 months, and small broker-dealers will be required to report within 36 months. It is anticipated that there will be duplicative reporting by the SROs and the industry, however, the CAT NMS Plan requires SROs to define plans to eliminate duplicative reporting.
The Company anticipates that the requirements of the CAT will be expensive for it to implement, require significant amounts of planning and will present potential privacy issues that may not be protected under existing rule-making and may make the Company liable for improper disclosure or cybersecurity hacking of the CAT database. The securities industry has commenced various actions to limit the provision of personally identifiable information ("PII") to the CAT, given the potential liabilities to the provider associated with improper dissemination of such data. There is no predictable outcome as to the success of any such actions.
Trust Company Regulation — Oppenheimer Trust is a limited purpose trust company organized under the laws of Delaware and is regulated by the Office of the State Banking Commissioner.
The impact of any of, or more than one of, the foregoing could have a material adverse effect on our business, financial condition and results of operations. Certain of the rulemakings described above remain under consideration and have been subject to numerous changes and postponements in both the requirements and implementation date(s).
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
OTHER REQUIREMENTS
Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms (the "Notes") except that such new notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). The Parent did not receive any proceeds in the exchange offer. The interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On August 25, 2019 (the "Redemption Date"), the Company redeemed a total of $50.0 million (25%) aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% (“Call Premium”) of the principal amount redeemed, plus accrued and unpaid interest thereon to the Redemption Date. See note 11 to the consolidated financial statements appearing in Item 8 for further discussion.

The indenture governing the Notes contains covenants that restrict the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, mergers and acquisitions and the granting of liens. The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of December 31, 2019, the Parent was in compliance with all of its covenants.
Securities Investor Protection Corporation ("SIPC")
Oppenheimer and Freedom are each members of the SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional "excess of SIPC" policy protection from certain underwriters at Lloyd's of London of an additional $99.5 million (and $900,000 for claims for cash balances) per customer. The "excess of SIPC" policy has an overall aggregate limit of liability of $300.0 million. The Company has an indemnity agreement with Lloyd's of London pursuant to which the Company has agreed to indemnify Lloyd's of London for losses incurred by Lloyd's under the policy.
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
As a result of the financial crisis there was a call by politicians, commentators and various sections of the public for more stringent legislation and regulation in the United States and abroad. The Dodd-Frank Act of 2010 enacted sweeping changes and an unprecedented increase in the supervision and regulation of the financial services industry (see "Business — Regulation" in Item 1). We are evaluating the impact of "Regulation Best Interest" on our business (see "Business — Regulation — Fiduciary Standard — Rulemaking by the U.S. Department of Labor and SEC" in Item 1). The implementation of this proposed rule upon its effective date of June 30, 2020 may negatively impact our business.
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
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Securities Exchange Act of 1934 (the "Exchange Act"). It is too early to predict what effects the Reg BI Rules will have on the Company. However, it appears likely that there will be a need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the curtailment of certain practices and limitations on certain kinds of transactions previously carried on in the normal course of business. The new rules and processes related thereto will possibly limit revenue and most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs.
The Company is reviewing its business and operating models in light of the Reg BI Rules and is making structural and operational changes to our business in anticipation of the June 30, 2020 compliance effective date of the Reg BI Rules. Among the changes being adopted are additional training of registered employees and the requirement for additional registration of certain of our registered personnel in order to be permitted to conduct the same range of activities that were previously provided by them to retail clients. In addition, Reg BI will require substantial disclosure of the services available to “prospects’ even before they choose to become clients of the firm. The Company is building the appropriate infrastructure to assure that such disclosure will be made available to prospective clients. Reg BI also limits the attractiveness of providing certain services such as “monitoring” to broker-dealer transaction clients. The Company has chosen not to provide these services to such clients. In addition, the Company is building the infrastructure to track all recommendations provided to clients to assure that such recommendations comply with the requirement that they are contemporaneously in the client’s “best interest”. The Company believes that the Reg BI regime will limit revenue from transaction-based services to retail clients and that clients will increasingly choose services that are based on asset-based fees. There is also a likelihood that certain mutual fund product pricing will cease to exist and that certain insurance-based products may not continue to be offered. Reg BI is a broad-based regime and all of its impact may not be understood until sometime after it becomes effective in June 2020.

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
Firms in the financial services industry have been operating in an onerous regulatory environment, which has become even more stringent in light of well-publicized fraud or "Ponzi" schemes. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 (the "1940 Act"), could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of regulation by enforcement" where new interpretation of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.
Changes in regulations resulting from either the Dodd-Frank Act or any new regulations or laws may affect our businesses.
The market and economic conditions in the period after the financial crisis have directly led to a demand by the public for changes in the way the financial services industry is regulated, including a call for more stringent legislation and regulation in the United States and abroad. To the extent changes in existing or promulgation of new legislation impacts the operations, financial condition, liquidity and capital requirements of unaffiliated financial institutions with whom we transact business, those institutions may seek to pass on increased costs, reduce their capacity to transact, or otherwise present inefficiencies in their interactions with us.
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
U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries, particularly those subsidiaries that are SEC registered investment advisers.. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of that portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisers, is periodically reexamined and may be limited or modified in the future The use of various mutual fund share classes has come under significant regulatory scrutiny. The SEC recently completed its Mutual Fund Share Class Disclosure Initiative pursuant to which the SEC found that firm's investment management disclosure relating to 12b-1 fees was deficient resulting in restitution of fees to investment management clients. In Europe, the recent effectiveness of MiFID II has eliminated the use of securities transactions to pay for research (see "Business - Regulation" in Item 1). Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.

It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be posed, or whether any of the proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment" in Item 7.
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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. The new rules and processes related thereto will possibly limit revenue and most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs.
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
Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, consumer confidence levels, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels increasing short-term interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.
U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Concerns about the European Union ("EU"), including Britain's recent exit from the EU ("Brexit"), and the stability of the EU's sovereign debt, has caused uncertainty and disruption for financial markets globally. Continued uncertainties loom over the outcome of the EU's financial support programs. It is possible that other EU member states may choose to follow Britain's lead and leave the EU. Any negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.

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

•
A portion of the Company's revenues are derived from fees generated from its asset management business segment. Asset management fees often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company's funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact the Company's business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values of assets under management may ultimately decline, which would negatively impact fee revenues.

•
In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more prevalent in recent years. This has led to a decline in the revenue the Company generates from commissions on the execution of trading transactions as turnover in client accounts diminishes. A continued lessening of investor interest in active investing and continued increase in passive investing may lead to a continued decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.

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

•
The reduction of interest rates substantially reduced the interest profits available to the Company through its margin lending and also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates remain at low levels, the Company's profitability will be negatively impacted.

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

England’s recent exit from the EU could impact our overseas operations.
In June 2016, the UK held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit,” and the UK exited the EU in January 2020. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the UK and the EU. We may also face new regulatory costs and challenges as a result of Brexit that could have a negative effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect us. We have operations in other foreign countries and may move our UK operations to our Frankfurt office. In particular, it is possible that the level of economic activity in the UK and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected regions.
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

Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. The recent announcement by several large securities firms that they will not charge any fee to retail investors to execute equity transactions will only add to this pressure, especially the firms likes ours that cater to retail as well. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
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
The Company's success is dependent in large part upon the services of its senior executives and employees. Any loss of service of the chief executive officer ("CEO") may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. Approximately 98% of the Class B voting shares are held by Phase II Financial Inc. ("Phase II"), a Delaware corporation controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. In the event of Mr. Lowenthal's death or incapacity, control of Phase II would pass to Mr. Lowenthal's spouse. If the Company's senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.
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
At December 31, 2019, the Company had liabilities of $1.9 billion, a significant portion of which is collateralized by highly liquid and marketable government securities as well as marketable securities owned by customers. The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by its debt obligations could have a material adverse effect on its results of operations and financial condition, including the acceleration of the payment of debt.
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

Costs or difficulties relating to such a transaction, including integration of products, employees, offices, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company's estimates to differ from actual results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects, including the loss of earnings of the divested business or operation. These difficulties could disrupt the Company's ongoing business, increase its expenses and adversely affect its operating results and financial condition. As the costs of doing business increase, the Company may not be able to continue to grow its revenues through “organic” growth (the growth attendant to hiring one employee at a time or through expanding into a new business line through a limited investment in technology and employment). In lieu of organic growth, it becomes increasingly necessary to grow through the acquisition of a business or businesses that fulfill the Company’s strategic decisions for growth. However, due to competition or the cost of such acquisitions, such expansion may not be available on a profitable basis and may threaten the Company’s ongoing ability to expand its business.
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
Employee misconduct, including harassment in the workplace has come under increasing scrutiny in the national media. While the Company has adopted a Code of Conduct and instituted training for its employees, it is difficult to predict when an employee may deviate from acceptable practices and open the Company to liability either from actions taken by other employees or by authorities. The “#Me Too” movement has also opened up liability for actions that may have occurred many years ago, but have an increased likelihood of present day action. The Company could also become liable for its actions in enforcing its rules of conduct by former employees who disagree with the Company’s actions.
Defaults by another large financial institution could adversely affect financial markets generally.
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
Cybersecurity - Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation.
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
Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. The federally mandated CAT program which requires that client personally identifiable information be submitted to a database not controlled by us may expose us to liability for breaches of that data base not under our control.
As a result of the foregoing, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At its regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are briefed and brought up to date on cybersecurity.
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
Global warming, severe weather, natural disasters, pandemic, acts of war or terrorism and other external events could significantly impact the Company's business.
Unforeseen or catastrophic events, such as severe weather, natural disasters, pandemic, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. Although, management has established a disaster recovery plan, there is no guarantee that such plan will allow the Company to operate without disruption if such an event was to occur and the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains disaster recovery sites to aid it in reacting to circumstances such as those described above.
Superstorm Sandy in 2012 caused the Company to vacate its headquarters in downtown Manhattan and displaced 800 of the Company's employees including substantially all of its capital markets, operations and headquarters staff for in excess of 30 days.

Evidence has increased in recent years that the global temperatures are rising and that the effects of this warming will impact the global economy more and more and possibly substantially increase the risks to major cities and inhabited areas of the earth. The incidence of severe weather through more frequent storms, incidence of vast uncontrolled fires, and changes in weather patterns may increase the risk to our business in unpredictable ways.

The emergence of a pandemic or other contagious outbreaks, such as recent coronavirus could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses and could limit our revenue due to client’s lowering their level of activity or due  to a sell-off in markets that would limit our anticipated revenue that is based on managed assets.
The plans and preparations for such eventualities, including the sites themselves, may not be adequate or effective for their intended purpose. Recent weather-related incidents in parts of the United States have resulted in the need to close certain branch offices for short periods of time but have not affected our ability to service our clients in those parts of the country. These experiences lead us to believe that such occurrences are likely to increase in number and severity in the future due to changing weather patterns.
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
Credit agencies have reduced the credit ratings of various sovereign nations, including the United States, Greece, Italy, France and China. While the ultimate impact of such actions is inherently unpredictable, these downgrades could have a material adverse impact on financial markets and economic conditions throughout the world, including, specifically, the United States.
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
The Company issues two classes of shares, Class A Stock and Class B voting common stock (the "Class B Stock"). At December 31, 2019, there were 99,665 shares of Class B Stock outstanding compared to 12,698,703 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. Due to the lack of voting power, the Class A Stockholders have limited influence on corporate matters.
The Company's Chairman and CEO owns a significant portion of the Company's Class B Stock and therefore can exercise significant control over the corporate governance and affairs of the Company.
An entity controlled by the Company's Chairman and CEO, Mr. Albert Lowenthal, owns approximately 98% of the Class B voting shares. As a result, Mr. Lowenthal can exercise substantial influence over the outcome of most, if not all corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This Class B voting power may have the effect of delaying or preventing a change in control of the Company or may result in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" provisions at the Company.

Possible additional issuances of the Company's stock will cause dilution.
At December 31, 2019, the Company had 12,698,703 shares of Class A Stock outstanding, outstanding employee stock options to purchase a total of 14,974 shares of Class A Stock, as well as outstanding unvested restricted stock awards granted for an additional 1,534,278 shares of Class A Stock. The Company is further authorized to issue up to 450,840 additional shares of Class A Stock under share-based compensation plans for which stockholder approval has already been obtained. As the Company issues additional shares, stockholders' holdings will be diluted, perhaps significantly. The issuance of any additional shares of Class A Stock or securities convertible into or exchangeable for Class A Stock or that represent the right to receive Class A Stock, or the exercise of such securities, could be substantially dilutive to holders of our Class A Stock. Holders of our Class A Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to the Company's stockholders. The market price of the Company's Class A Stock could decline as a result of sales or issuance of shares of Class A Stock or securities convertible into or exchangeable for Class A Stock.

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

Item 3. LEGAL PROCEEDINGS
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been the subject of customer complaints and has been named as a defendant or co-defendant in various lawsuits or arbitrations creating substantial exposure. The Company is also involved from time to time in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. Regulatory investigations in the financial services industry may include investigations by multiple regulators of matters involving the same or similar underlying facts and seek substantial penalties, fines or other monetary relief.
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its consolidated balance sheet and statement of cash flows. However, the Company's results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $nil to approximately $3.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed nineteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 27, 2019. As of December 31, 2019, the Company had purchased and holds (net of redemptions) $29.4 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.

Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. At December 31, 2019, the Company has $3.5 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon; (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess, plus reasonable interest thereon; and (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer related to the investor's inability to sell Eligible ARS; Oppenheimer believes that because of Items (1) through (3) above will occur only after it has provided liquidity to all Eligible Investors, it will take an extended period of time before the requirements of items (1) through (3) will take effect.
If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at his sole discretion, upon 10 days written notice to Oppenheimer.
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2019 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2019, for additional details of the agreements with the MSD and NYAG.
As of December 31, 2019, there were no pending ARS-related cases against Oppenheimer. It is possible, though the Company believes unlikely, that other individuals or entities that purchased ARS from Oppenheimer may bring additional claims against Oppenheimer in the future for repurchase or rescission. As of December 31, 2019, the Company has one remaining commitment to purchase $3.7 million in ARS by July 2020 as a result of a legal settlement.

Other Pending Matters
As previously reported, on or about March 13, 2008, Oppenheimer was served in a matter pending in the United States Bankruptcy Court, Northern District of Georgia, captioned William Perkins, Trustee for International Management Associates v. Lehman Brothers, Oppenheimer & Co. Inc., JB Oxford & Co., Bank of America Securities LLC and TD Ameritrade Inc. On September 30, 2019 the parties agreed to a settlement in principle pursuant to which Oppenheimer agreed to pay the Trustee $1.35 million in exchange for dismissal of all claims. On October 3, 2019 the U.S.N.D. GA administratively closed the case subject to the settlement being approved by the Bankruptcy Court which approval was obtained on November 7, 2019.

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
As of December 31, 2019, there were 1,549,252 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of March 2, 2020 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares	Number of Stockholders of Record
Class A Stock	12,986,606	76
Class B Stock	99,665	35
(c) Share-Based Compensation Plans
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP") pursuant to which the Compensation Committee of the Board of Directors of the Company grants options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers, directors and key employees of the Company and its subsidiaries.
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
(d) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2014	2015	2016	2017	2018	2019
Oppenheimer Class A Stock	100	77	82	117	112	120
S&P 500	100	99	109	130	122	157
S&P 500 / Diversified Financials	100	90	107	132	117	144
Stock Buy-Back
On July 26, 2019, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 640,000 shares of the Company's Class A Stock, representing approximately 5% of its 12,756,308 then issued and outstanding shares of Class A Stock. This authorization supplemented the 26,192 shares that remained authorized and available under the Company's previous share repurchase program covering up to 650,000 shares of the Company's Class A Stock, which was announced on May 5, 2017, for a total of 666,192 shares authorized and available for repurchase.
During the year ended December 31, 2019, the Company purchased and canceled an aggregate of 323,249 shares of Class A Stock for a total consideration of $8.4 million ($25.99 per share). As of December 31, 2019, 589,535 shares remained available to be purchased under this program. During the year ended December 31, 2018, the Company purchased and canceled an aggregate of 236,122 shares of Class A Stock for a total consideration of $5.9 million ($24.96 per share). As of December 31, 2018, 272,784 shares remained available to be purchased under the previous share repurchase program.
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

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 2019:

(Expressed in thousands, except number of shares and per share amounts)
	2019	2018 (2)	2017 (2)	2016	2015
Revenue	$1,033,379	$958,154	$920,338	$857,779	$897,801
Net income (loss) from continuing operations	52,953	28,892	21,686	(9,630)	(2,834)
Net income from discontinued operations	—	—	1,130	10,121	5,732
Net income	52,953	28,892	22,816	491	2,898
Net income attributable to non-controlling interest, net of tax	—	—	—	1,652	936
Net income (loss) attributable to Oppenheimer Holdings Inc.	$52,953	$28,892	$22,816	$(1,161)	$1,962
Basic net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$4.10	$2.18	$1.65	$(0.72)	$(0.21)
Discontinued operations	—	—	0.07	0.63	0.35
Net income (loss) per share	$4.10	$2.18	$1.72	$(0.09)	$0.14
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$3.82	$2.05	$1.60	$(0.72)	$(0.21)
Discontinued operations	—	—	0.07	0.63	0.35
Net income (loss) per share	$3.82	$2.05	$1.67	$(0.09)	$0.14
Total assets	$2,464,755	$2,240,314	$2,438,517	$2,236,930	$2,698,004
Long term debt	$149,515	$199,096	$198,837	$149,352	$148,868
Total liabilities	$1,872,033	$1,694,992	$1,914,606	$1,723,596	$2,172,922
Cash dividends paid per share of Class A and Class B Stock	$0.46	$0.44	$0.44	$0.44	$0.44
Total Oppenheimer Holdings Inc. stockholders' equity	$592,722	$545,322	$523,550	$510,703	$518,058
Book value per share attributable to Oppenheimer Holdings Inc. (1)	$46.31	$41.81	$39.55	$38.22	$38.84
Number of shares of capital stock outstanding (1)	12,798,368	13,041,474	13,238,868	13,360,760	13,338,166

(1) The Class A Stock and Class B Stock are combined because they are of equal rank for purposes of dividends and in the event a distribution of assets upon liquidation, dissolution or winding up.
(2) Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
The consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company", "we", "our" or "us"). The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2019, we provided our services from 93 offices in 25 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets administered as of December 31, 2019 totaled $91.0 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At December 31, 2019, client assets under management ("AUM") totaled $32.1 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At December 31, 2019, the Company employed 2,971 employees (2,917 full-time and 54 part-time), of whom 1,032 were financial advisers.
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

Any decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. During the year ended December 31, 2019, the Federal Reserve decreased its benchmark short-term interest rate three times by 0.25% (0.75% in total). Accordingly, the Company’s earnings during the year ended December 31, 2019 were negatively impacted by such decreases. Given the recent concerns around the slowing global economy, there could be further rate cuts which would negatively impact the Company’s earnings going forward.
EXECUTIVE SUMMARY
For the year ended December 31, 2019, the Company reported net income of $53.0 million or $4.10 basic net income per share compared with net income of $28.9 million or $2.18 basic net income per share for the year ended December 31, 2018. Revenue for the year ended December 31, 2019 was $1.03 billion compared to revenue of $958.2 million for the year ended December 31, 2018, an increase of 7.9%.
The major stock indices in the U.S. increased 8.5% during the fourth quarter of 2019 and 28.9% for the year ended December 31, 2019 as the U.S. equities market had its strongest year since 2013 ending the year at all-time highs. The extended rally in the equities markets was driven by Federal Reserve interest rate cuts during the second half of the year, progress made in the China trade negotiations, strong corporate earnings combined with strong consumer confidence, and a positive economic outlook going into 2020. As the year ended investors chose to look beyond the uncertainty provided by ongoing geopolitical concerns, domestic political infighting as well as headwinds in economic conditions in many other economies around the world. Interest rates declined overall during the year as the Federal Reserve cut its benchmark interest rate three times during 2019. The Federal Reserve's funding of the Repo market through significant purchases of U.S. Treasury bills provided powerful stimulus during the final quarter of the year. The 10-year Treasury yield began the year yielding 2.69% and ended the year at 1.92%.

Total revenue, after-tax income, and earnings per share were the second best the firm has ever reported. The strong operating results were driven by robust investment banking activity, particularly in mergers and acquisitions advisory work and debt capital markets activity. Also, the performance for the year of the hedge funds that we sponsor led to a significant increase in incentive fees from alternative investments in the fourth quarter of 2019 which are measured and earned at the end of each year.

Asset management fees rebounded during the year after the sell-off in the equities markets in the later part of 2018 which led to lower fees to begin 2019. The prolonged rally in U.S. equities drove an increase in assets under management to record levels at the end of the year which will positively impact advisory fees for the first quarter of 2020. This helped offset lower cash sweep income for the fourth quarter and full year 2019 due to decreases in short-term interest rates. Our fixed income business remained strong in the fourth quarter of 2019 and was a significant contributor to quarterly and year-end results. Although commission income in the fourth quarter of 2019 was flat compared to the fourth quarter of 2018, we continued to see clients move to fee-based relationships. We continue to be bullish on the U.S. economy and the stock market which should benefit our major business lines. We continue to invest in our investment banking business as we head into the new year and remain positive on the progress we continue to make in developing an already significant franchise.

Results of Operations
The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Revenue
Commissions	$320,114	$329,668	(2.9)	$329,668	$336,620	(2.1)
Advisory fees	353,671	314,349	12.5	314,349	320,746	(2.0)
Investment banking	126,211	115,353	9.4	115,353	78,215	47.5
Bank deposit sweep income	117,422	116,052	1.2	116,052	76,839	51.0
Interest	50,723	52,484	(3.4)	52,484	48,498	8.2
Principal transactions, net	30,094	14,461	108.1	14,461	23,273	(37.9)
Other	35,144	15,787	122.6	15,787	36,147	(56.3)
Total revenue	1,033,379	958,154	7.9	958,154	920,338	4.1
Expenses
Compensation and related expenses	657,714	607,192	8.3	607,192	602,138	0.8
Communications and technology	81,588	74,479	9.5	74,479	71,978	3.5
Occupancy and equipment costs	62,198	61,171	1.7	61,171	61,164	—
Clearing and exchange fees	21,962	22,985	(4.5)	22,985	23,545	(2.4)
Interest	45,687	46,396	(1.5)	46,396	28,354	63.6
Other	89,318	101,062	(11.6)	101,062	113,607	(11.0)
Total expenses	958,467	913,285	4.9	913,285	900,786	1.4
Income before income taxes from continuing operations	74,912	44,869	67.0	44,869	19,552	129.5
Income taxes	21,959	15,977	37.4	15,977	(2,134)	(848.7)
Net income from continuing operations	52,953	28,892	83.3	28,892	21,686	33.2

Discontinued operations
Income from discontinued operations	—	—	—	—	2,071	(100.0)
Income taxes	—	—	—	—	941	(100.0)
Net income from discontinued operations	—	—	—	—	1,130	(100.0)

Net income	$52,953	$28,892	83.3	$28,892	$22,816	26.6

Fiscal 2019 compared to Fiscal 2018
Revenue
Commission revenue was $320.1 million for the year ended December 31, 2019, a decrease of 2.9% compared with $329.7 million for the year ended December 31, 2018.
Advisory fees were $353.7 million for the year ended December 31, 2019, an increase of 12.5% compared with $314.3 million for the year ended December 31, 2018 due to an increase in incentive fees earned from alternative investments during the fourth quarter of 2019.
Investment banking revenue was $126.2 million for the year ended December 31, 2019, an increase of 9.4% compared with $115.4 million for the year ended December 31, 2018 due to higher merger and acquisition advisory fees offset by lower equities underwriting revenue during the 2019 year.
Bank deposit sweep income was $117.4 million for the year ended December 31, 2019, an increase of 1.2% compared with $116.1 million for the year ended December 31, 2018.
Interest revenue was $50.7 million for the year ended December 31, 2019, a decrease of 3.4% compared with $52.5 million in 2018.
Principal transactions revenue was $30.1 million for the year ended December 31, 2019, an increase of 108.1% compared with $14.5 million for the year ended December 31, 2018. During the third quarter of 2018, the Company participated in tender offers by issuers of ARS which resulted in recognized losses totaling $8.1 million. The recognized losses were comprised of realized losses of $4.6 million related to tendering ARS holdings at prices below par and unrealized losses of $3.5 million related to revaluing the remaining affected ARS owned and commitments to purchase at the tender offer prices. Additionally, the increase was due to higher trading profits in fixed income during the 2019 year.
Other revenue was $35.1 million for the year ended December 31, 2019, an increase of 122.6% compared to $15.8 million for the year ended December 31, 2018 primarily due to an increase in the cash surrender value of Company-owned life insurance during the 2019 year.
Expenses
Compensation and related expenses totaled $657.7 million during the year ended December 31, 2019, an increase of 8.3% compared with the year ended December 31, 2018. The increase was due to higher salaries, producer, incentive, share-based, and deferred compensation expenses during the year ended December 31, 2019. The Company recorded compensation and related expenses of $3.7 million related to its OARs Plan during the year ended December 31, 2019 compared with $0.7 million during the year ended December 31, 2018. Compensation and related expenses as a percentage of revenue was 63.6% for the year ended December 31, 2019 compared with 63.4% for the year ended December 31, 2018.

Non-compensation expenses were $300.8 million during the year ended December 31, 2019, a decrease of 1.7% compared with $306.1 million during the year ended December 31, 2018 due primarily to lower legal and regulatory costs partially offset by higher communication and technology costs and underwriting deal-related costs during the year ended December 31, 2019.

The effective income tax rate for the year ended December 31, 2019 was 29.3% compared with 35.6% for the year ended December 31, 2018. The elevated effective tax rate for the year ended December 31, 2018 was partially due to the establishment of a valuation allowance for the deferred tax asset related to net operating losses of the Company's operations in Europe.

Fiscal 2018 compared to Fiscal 2017
Revenue
Commission revenue was $329.7 million for the year ended December 31, 2018, a decrease of 2.1% compared with $336.6 million for the year ended December 31, 2017 due to lower retail and institutional fixed income commission revenue partially offset by higher institutional equities commission revenue during the 2018 year.
Advisory fees were $314.3 million for the year ended December 31, 2018, a decrease of 2.0% compared with $320.7 million for the year ended December 31, 2017 due to higher management fee income partially offset by lower incentive fee income.
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
Expenses
Compensation and related expenses totaled $607.2 million during the year ended December 31, 2018, an increase of 0.8% compared with the year ended December 31, 2017. The increase was due to higher salaries, producer, and incentive compensation expenses partially offset by lower share-based and deferred compensation expenses during the year ended December 31, 2018. Compensation and related expenses as a percentage of revenue was 63.4% for the year ended December 31, 2018 compared with 65.4% for the year ended December 31, 2017.
Non-compensation expenses were $306.1 million during the year ended December 31, 2018, an increase of 2.6% compared with $298.6 million during the year ended December 31, 2017 due primarily to higher interest costs, legal and regulatory costs, and communication and technology costs partially offset by lower external portfolio manager costs during the year ended December 31, 2018 and the charge of $6.4 million associated with the settlement with the Israeli VAT Authority in the first quarter of 2017.
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

Business Segments
The table below presents information about the reported revenue and income (loss) before income taxes of the Company's reportable business segments for the years ended December 31, 2019 and 2018:

(Expressed in thousands)
	For the Years Ended December 31,
	2019	2018	% Change
Revenue
Private Client	$653,409	$617,871	5.8
Asset Management	88,755	71,696	23.8
Capital Markets	290,830	272,719	6.6
Corporate/Other	385	(4,132)	*
Total	1,033,379	958,154	7.9
Income (loss) before income taxes
Private Client	163,917	149,097	9.9
Asset Management	31,606	18,590	70.0
Capital Markets	(13,724)	(13,416)	(2.3)
Corporate/Other	(106,887)	(109,402)	2.3
Total	$74,912	$44,869	67.0
* Percentage not meaningful
Private Client
Private Client reported revenue of $653.4 million for the year ended December 31, 2019, 5.8% higher than the year ended December 31, 2018 due to higher incentive fees, an increase in the cash surrender value of Company-owned life insurance, and an increase in investment income related to a deferred compensation plan partially offset by decreases in commissions and margin interest revenue. Income before income taxes was $163.9 million for the year ended December 31, 2019, an increase of 9.9% compared with the year ended December 31, 2018 due to the foregoing plus lower legal and regulatory costs partially offset by higher producer-related, incentive, share-based and deferred compensation costs during the year ended December 31, 2019.

•	Retail commissions were $188.7 million for the year ended December 31, 2019, a decrease of 4.1% from the year ended December 31, 2018.

•
Advisory fee revenue on traditional and alternative managed products was $264.8 million for the year ended December 31, 2019, an increase of 8.7% compared with the year ended December 31, 2018. The increase in advisory fees was due to the increase in incentive fees earned from alternative investments during the year ended December 31, 2019.

◦	Incentive fees earned from alternative investments were $20.8 million for the year ended December 31, 2019 compared with $0.6 million for the year ended December 31, 2018.

•	Bank deposit sweep income was $117.4 million for the year ended December 31, 2019, an increase of 1.2% compared with $116.1 million for the year ended December 31, 2018.
Asset Management
Asset Management reported revenue of $88.8 million for the year ended December 31, 2019, 23.8% higher than the year ended December 31, 2018 due to higher incentive fees earned from alternative investments. Income before income taxes was $31.6 million for the year ended December 31, 2019, an increase of 70.0% compared with the year ended December 31, 2018.

•
Advisory fee revenue on traditional and alternative managed products was $88.7 million for the year ended December 31, 2019, an increase of 25.3% compared with the year ended December 31, 2018 due to higher incentive fees earned from alternative investments.

•	Incentive fees earned from alternative investments were $16.7 million for the year ended December 31, 2019 compared with $0.3 million for the year ended December 31, 2018.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2019:

(Expressed in millions)
	For the Year Ended December 31, 2019
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$22,895	$6,338	$(4,808)	$3,029	$27,454
Institutional Fixed Income (2)	700	69	(55)	57	771
Alternative Investments:
Hedge funds (3)	2,416	270	(255)	759	3,190
Private Equity Funds (4)	220	—	—	64	284
Portfolio Enhancement Program (5)	498	—	(84)	—	414
	$26,729	$6,677	$(5,202)	$3,909	$32,113

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
Capital Markets
Capital Markets reported revenue of $290.8 million for the year ended December 31, 2019, 6.6% higher than the year ended December 31, 2018 due to higher fees from mergers and acquisitions activity, and debt underwriting transactions, and higher trading revenue partially offset by lower equity capital market transactions during the year ended December 31, 2019. Loss before income taxes was $13.7 million for the year ended December 31, 2019 compared with a loss before income taxes of $13.4 million for the year ended December 31, 2018. The increase in the loss before income taxes during the year ended December 31, 2019 is primarily due to higher salaries, producer-related, incentive, and share-based compensation.

•
Institutional equities commissions decreased 2.3% to $94.0 million for the year ended December 31, 2019 compared with the year ended December 31, 2018 due to lower client participation in the equities markets during the year ended December 31, 2019.

•
Advisory fees earned from investment banking activities increased 15.7% to $49.5 million for the year ended December 31, 2019 compared with the year ended December 31, 2018 due to an increase in mergers and acquisitions activity during the year ended December 31, 2019.

•
Equities underwriting fees decreased 19.0% to $40.8 million for the year ended December 31, 2019 compared with the year ended December 31, 2018 due to decreased capital raising activity during the year ended December 31, 2019.

•
Debt underwriting fees more than tripled to $18.2 million for the year ended December 31, 2019 compared with the year ended December 31, 2018 due to an increase in underwriting fee income in emerging markets.

•
Revenue from taxable fixed income increased 15.5% to $65.7 million for the year ended December 31, 2019 compared with the year ended December 31, 2018 due to higher commissions and trading profits in corporate, government, and agencies during the year ended December 31, 2019.

•
Revenue from public finance and municipal trading increased 14.2% to $20.1 million the for the year ended December 31, 2019 compared with the year ended December 31, 2018 due to higher trading and syndicate income as well as higher advisory fees during the year ended December 31, 2019.

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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. As of December 31, 2019 the Company had no financial instruments classified within Level 3 of the fair value hierarchy.
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

Leases
In the first quarter of 2019, the Company adopted ASU 2016-02, "Leases". The Accounting Standards Update ("ASU") requires the recognition of a right-of use ("ROU") assets and lease liabilities on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance.
ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term, excluding non-base rent components such as fixed common area maintenance costs and other fixed costs such as real estate taxes and insurance. The discount rates used in determining the present value of leases are the Company’s incremental borrowing rates, developed based upon each lease’s term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, the ROU assets also include any prepaid lease payments and initial direct costs incurred and are reduced by lease incentives. For these leases, lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed at December 31, 2019 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2018, as follows:

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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value at December 31, 2019. See note 18 to the consolidated financial statements appearing in Item 8 for further discussion.

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
The Company records interest and penalties accruing on unrecognized tax benefits in income (loss) before income taxes as interest expense and other expense, respectively, in its consolidated statements of income.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.
New Accounting Pronouncements
Recently issued accounting pronouncements are described in note 2 to the consolidated financial statements appearing in Item 8.
Liquidity and Capital Resources
At December 31, 2019, total assets increased by 10.0% from December 31, 2018. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At December 31, 2019, the Company had $nil of such borrowings outstanding compared to outstanding borrowings of $15.0 million at December 31, 2018. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.8 million and $400,000, respectively, at December 31, 2019. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.2 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. In accordance with TCJA, we will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.
Refinancing
On June 23, 2017, in a private offering, we issued $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms (the "Notes") except that such new notes had been registered under the Securities Act of 1933. We did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st. We used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full our 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 11 to the consolidated financial statements appearing in Item 8 for further discussion.
On June 7, 2019, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and changed its outlook to positive. On August 19, 2019, Moody's Corporation upgraded the Company's Corporate Family to a ‘B1’ rating and affirmed its 'B1' rating on the Notes and changed its outlook to stable.
On August 25, 2019, the Company redeemed a total of $50.0 million (25%) aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% ("Call Premium") of the principal amount redeemed, plus accrued and unpaid interest thereon to the redemption date. See note 11 to the consolidated financial statements appearing in Item 8 for further discussion.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. We advanced $13.7 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2019 ($18.5 million for the year ended December 31, 2018) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2019, bank call loans were $nil ($15.0 million at December 31, 2018). The average daily bank loan outstanding for the year ended December 31, 2019 was $11.1 million ($53.3 million for the year ended December 31, 2018). The largest daily bank loan outstanding for the year ended December 31, 2019 was $100.9 million ($516.5 million for the year ended December 31, 2018).
At December 31, 2019, securities loan balances totaled $234.3 million ($146.8 million at December 31, 2018). The average daily securities loan balance for the year ended December 31, 2019 was $240.7 million ($209.8 million for the year ended December 31, 2018). The largest daily stock loan balance for the year ended December 31, 2019 was $285.5 million ($274.6 million for the year ended December 31, 2018).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2019, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
At December 31, 2019, the gross balances of reverse repurchase agreements and repurchase agreements were $55.9 million and $343.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2019 was $117.5 million and $550.9 million, respectively ($142.4 million and $729.0 million, respectively, for the year ended December 31, 2018). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2019 was $326.3 million and $890.5 million, respectively ($394.8 million and $1.1 billion, respectively, for the year ended December 31, 2018).
At December 31, 2019, the gross leverage ratio was 4.2
Liquidity Management
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had cash surrender value of $70.3 million as of December 31, 2019.
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
Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2019	2018
Cash provided by operating activities	$79,142	$168,570
Cash used in investing activities	(8,304)	(8,191)
Cash used in financing activities	(81,963)	(117,858)
Net (decrease) increase in cash and cash equivalents	$(11,125)	$42,521

Management believes that funds from operations, combined with our capital base and available credit facilities, are sufficient for our liquidity needs in the foreseeable future. Changes in capital requirements under international standards that will impact the costs and relative returns on loans may cause banks including those with whom we rely to back away from providing funding to the securities industry. Such a development might impact our ability to finance its day-to-day activities or increase the costs to acquire funding. We may or may not be able to pass such increased funding costs on to its clients. See "Factors Affecting 'Forward-Looking Statements'" herein.
Off-Balance Sheet Arrangements
Information concerning our off-balance sheet arrangements is included in note 6 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference. Also, see "Risk Factors — The Company may continue to be significantly affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A herein for additional details.
Contractual Obligations
The following table sets forth the Company's contractual obligations as of December 31, 2019:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$280,051	$42,585	$70,947	$58,421	$108,098
Committed Capital (3)	1,399	1,399	—	—	—
Senior Secured Notes (4)(5)	178,884	8,606	170,278	—	—
ARS Purchase Commitments (3)	7,128	3,675	3,453	—	—
Total	$467,462	$56,265	$244,678	$58,421	$108,098

(1)	See note 3 to the consolidated financial statements appearing in Item 8 for additional information.

(2)	Includes interest liability of $76.9 million.

(3)	See note 16 to the consolidated financial statements appearing in Item 8 for additional information.

(4)	See note 11 to the consolidated financial statements appearing in Item 8 for additional information.

(5)	Includes interest payable of $28.9 million through maturity.

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
The Company is reviewing its business and operating models in light of the Reg BI Rules and is making structural and operational changes to our business in anticipation of the June 30, 2020 compliance effective date of the Reg BI Rules.
Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” herein for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2019, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 17 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.
Regulatory Matters
Since September 2016, Oppenheimer has been responding to information requests from FINRA (including from FINRA's Enforcement Department) regarding the supervision of Oppenheimer's sale of unit investment trusts from 2011 to 2015. On December 29, 2019, Oppenheimer entered into an Acceptance Waiver & Consent with FINRA pursuant to which Oppenheimer agreed to provide $3.9 million in customer restitution plus interest and pay a fine of $800,000.

Factors Affecting "Forward-Looking Statements"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s proposed “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation and threats of default by the Federal government, and (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. The Company does not undertake any obligation to publicly update or revise any forward-looking statements. See "Risk Factors" in Item 1A.

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
Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past several years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with the increased volume of regulatory requests has become increasingly problematic within the industry, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Legal Environment" in Item 7.
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
Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk. See further discussion in note 7 to the consolidated financial statements appearing in Item 8.
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
At December 31, 2019 and 2018, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2019			VAR for Fiscal 2018
	High	Low	Average	High	Low	Average
Equity price risk	$62	$41	$48	$507	$42	$181
Interest rate risk	1,346	750	1,086	5,050	617	2,011
Commodity price risk	108	80	95	94	78	86
Diversification benefit	(527)	(770)	(651)	(4,808)	(443)	(1,783)
Total	$989	$101	$578	$843	$294	$495

(Expressed in thousands)
	VAR at December 31,
	2019	2018
Equity price risk	$62	$54
Interest rate risk	994	5,050
Commodity price risk	105	85
Diversification benefit	(546)	(4,808)
Total	$615	$381

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2019 from those reported in 2018 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2019 compared to December 31, 2018. The Company's portfolio as of December 31, 2019 includes approximately $18.0 million ($15.1 million in 2018) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2019, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2019 was effective.
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
The Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements.
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
March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 2, 2020
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2019	2018
ASSETS
Cash and cash equivalents	$79,550	$90,675
Deposits with clearing organizations	48,415	67,678
Receivable from brokers, dealers and clearing organizations	163,293	166,493
Receivable from customers, net of allowance for credit losses of $451 ($886 in 2018)	796,934	720,777
Income tax receivable	5,170	1,014
Securities purchased under agreements to resell	—	290
Securities owned, including amounts pledged of $357,120 ($517,951 in 2018), at fair value	799,719	837,584
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $38,355 and $3,673, respectively ($25,109 and $6,800, respectively, in 2018)	43,670	44,058
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $94,773 ($89,182 in 2018)	31,377	28,988
Right-of-use lease assets, net of accumulated amortization of $25,186	160,297	—
Intangible assets	32,100	32,100
Goodwill	137,889	137,889
Other assets	166,341	112,768
Total assets	$2,464,755	$2,240,314
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$16,348
Bank call loans	—	15,000
Payable to brokers, dealers and clearing organizations	520,975	289,207
Payable to customers	334,735	336,616
Securities sold under agreements to repurchase	287,265	484,218
Securities sold but not yet purchased, at fair value	100,571	85,446
Accrued compensation	207,358	167,348
Accounts payable and other liabilities	44,725	87,630
Lease liabilities	203,140	—
Senior secured notes, net of debt issuance costs of $485 ($904 in 2018)	149,515	199,096
Deferred tax liabilities, net of deferred tax assets of $43,630 ($41,722 in 2018)	23,749	14,083
Total liabilities	1,872,033	1,694,992
Commitments and contingencies (note 16)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,698,703 and 12,941,809 shares issued and outstanding as of December 31, 2019 and 2018, respectively	46,424	53,259
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	46,557	53,392
Contributed capital	47,406	41,776
Retained earnings	496,998	449,989
Accumulated other comprehensive income	1,761	165
Total stockholders' equity	592,722	545,322
Total liabilities and stockholders' equity	$2,464,755	$2,240,314
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2019	2018	2017
REVENUE
Commissions	$320,114	$329,668	$336,620
Advisory fees	353,671	314,349	320,746
Investment banking	126,211	115,353	78,215
Bank deposit sweep income	117,422	116,052	76,839
Interest	50,723	52,484	48,498
Principal transactions, net	30,094	14,461	23,273
Other	35,144	15,787	36,147
Total revenue	1,033,379	958,154	920,338
EXPENSES
Compensation and related expenses	657,714	607,192	602,138
Communications and technology	81,588	74,479	71,978
Occupancy and equipment costs	62,198	61,171	61,164
Clearing and exchange fees	21,962	22,985	23,545
Interest	45,687	46,396	28,354
Other	89,318	101,062	113,607
Total expenses	958,467	913,285	900,786
Income before income taxes from continuing operations	74,912	44,869	19,552
Income taxes expenses (benefits)	21,959	15,977	(2,134)
Net income from continuing operations	52,953	28,892	21,686

Discontinued operations
Income from discontinued operations	—	—	2,071
Income taxes expenses	—	—	941
Net income from discontinued operations	—	—	1,130

Net income	$52,953	$28,892	$22,816

Basic net income per share
Continuing operations	$4.10	$2.18	$1.65
Discontinued operations	—	—	0.07
	$4.10	$2.18	$1.72

Diluted net income per share
Continuing operations	$3.82	$2.05	$1.60
Discontinued operations	—	—	0.07
	$3.82	$2.05	$1.67

Dividends paid per share	$0.46	$0.44	$0.44

Weighted average shares
Basic	12,904,397	13,248,876	13,246,423
Diluted	13,851,832	14,061,369	13,673,361
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2019	2018	2017
Net income	$52,953	$28,892	$22,816
Other comprehensive income (loss), net of tax
Currency translation adjustment	1,596	(1,417)	2,263
Comprehensive income	$54,549	$27,475	$25,079

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2019	2018	2017
Share capital
Balance at beginning of year	$53,392	$58,492	$59,361
Issuance of Class A non-voting common stock	1,565	794	6,595
Repurchase of Class A non-voting common stock for cancellation	(8,400)	(5,894)	(7,464)
Balance at end of year	46,557	53,392	58,492
Contributed capital
Balance at beginning of year	41,776	36,546	41,765
Share-based expense	8,128	6,061	5,583
Vested employee share plan awards	(2,498)	(831)	(11,227)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	—	425
Balance at end of year	47,406	41,776	36,546
Retained earnings
Balance at beginning of year	449,989	426,930	410,258
Net income	52,953	28,892	22,816
Dividends paid	(5,944)	(5,833)	(5,836)
Dividends received from non-controlling interest	—	—	6
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	—	(314)
Balance at end of year	496,998	449,989	426,930
Accumulated other comprehensive income
Balance at beginning of year	165	1,582	(681)
Currency translation adjustment	1,596	(1,417)	2,263
Balance at end of year	1,761	165	1,582
Total Oppenheimer Holdings Inc. stockholders' equity	592,722	545,322	523,550
Non-controlling interest
Balance at beginning of year	—	361	2,631
Net income (loss) attributable to non-controlling interest, net of tax	—	(16)	184
Dividends paid to non-controlling interest	—	(345)	(2,448)
Dividends paid to parent	—	—	(6)
Balance at end of year	—	—	361
Total stockholders' equity	$592,722	$545,322	$523,911

Dividends paid per share	$0.46	$0.44	$0.44
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$52,953	$28,892	$22,816
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	7,635	6,871	5,657
Deferred income taxes	9,878	2,773	(2,045)
Amortization of notes receivable	12,971	12,540	11,791
Amortization of debt issuance costs	236	259	353
Write-off of debt issuance costs	184	—	430
Provision for (reversal of) credit losses	(435)	117	(25)
Share-based compensation	11,819	6,710	12,573
Amortization of right-of-use lease assets	25,186	—	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	19,263	(25,456)	(4,037)
Receivable from brokers, dealers and clearing organizations	3,200	20,622	27,819
Receivable from customers	(75,722)	127,332	(815)
Income tax receivable	(4,156)	1,925	2,877
Securities purchased under agreements to resell	290	368	23,348
Securities owned	37,865	89,013	(219,489)
Notes receivable	(12,583)	(16,078)	(22,212)
Other assets	(53,698)	30,272	(37,130)
Increase (decrease) in operating liabilities:
Drafts payable	(16,348)	(26,064)	3,184
Payable to brokers, dealers and clearing organizations	231,768	77,724	(9,906)
Payable to customers	(1,881)	(49,291)	(64,039)
Securities sold under agreements to repurchase	(196,953)	(102,260)	208,394
Securities sold but not yet purchased	15,125	(9,040)	9,436
Accrued compensation	36,319	(6,418)	21,184
Accounts payable and other liabilities	(23,774)	(2,241)	(6,300)
Cash provided by (used in) operating activities	79,142	168,570	(16,136)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(10,024)	(8,672)	(5,611)
Purchase of intangible assets	—	(400)	—
Proceeds from the settlement of Company-owned life insurance	1,720	881	1,744
Cash used in by investing activities	(8,304)	(8,191)	(3,867)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,944)	(5,833)	(5,836)
Cash dividends paid to non-controlling interest	—	(372)	(2,448)
Issuance of Class A non-voting common stock	83	70	26
Repurchase of Class A non-voting common stock for cancellation	(8,400)	(5,894)	(7,464)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	(2,529)	(2,237)
Issuance of senior secured notes	—	—	200,000
Redemption of senior secured notes	(50,000)	—	(150,000)
Debt issuance costs	—	—	(1,297)
Debt redemption costs	(1,688)	—	—
Decrease in bank call loans, net	(15,000)	(103,300)	(27,500)
Cash (used in) provided by financing activities	(81,963)	(117,858)	3,244
Net increase (decrease) in cash and cash equivalents	(11,125)	42,521	(16,759)
Cash and cash equivalents, beginning of year	90,675	48,154	64,913
Cash and cash equivalents, end of year	$79,550	$90,675	$48,154

Schedule of non-cash financing activities
Employee share plan issuance	$2,192	$724	$6,569

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$40,678	$53,559	$23,899
Cash paid (received) during the year for income taxes, net	$16,816	$11,520	$(2,378)
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

1.    Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") is incorporated under the laws of the State of Delaware. The consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company", "we", "our" or "us"). The Company engages in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services.
The Company has 93 retail branch offices in the United States and has institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Multifamily Housing & Healthcare Finance, Inc. ("OMHHF"), which was formerly engaged in Federal Housing Administration ("FHA")-insured commercial mortgage origination and servicing. As of December 31, 2019, OMHHF has been completely dissolved.
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
Leases
In the first quarter of 2019, the Company adopted ASU 2016-02, "Leases". The ASU requires the recognition of right-of use ("ROU") assets and lease liabilities on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance.

ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term, excluding non-base rent components such as fixed common area maintenance costs and other fixed costs such as real estate taxes and insurance. The discount rates used in determining the present value of leases are the Company’s incremental borrowing rates, developed based upon each lease’s term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, the ROU assets also include any prepaid lease payments and initial direct costs incurred and are reduced by lease incentives. For these leases, lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed as of December 31, 2019 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2018, as follows:
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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value as of December 31, 2019.
Share-Based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock, stock options and stock appreciation rights. In accordance with ASC Topic 718, "Compensation - Stock Compensation," the Company classifies the stock options and restricted stock awards as equity awards, which requires the compensation cost to be recognized in the consolidated statements of income over the requisite service period of the award at grant date fair value and adjusted for actual forfeitures. The fair value of restricted stock awards is determined based on the grant date closing price of the Company's Class A non-voting common stock ("Class A Stock") adjusted for the present value of the dividend to be received upon vesting. The fair value of stock options is determined using the Black-Scholes model. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company's Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured at each reporting period until the award vests. The fair value of OARs is also determined using the Black-Scholes model at the end of each reporting period. The compensation cost is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.

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
Underwriting fees are recorded when the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and the related expenses are presented gross on the consolidated statements of income.
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
Bank Deposit Sweep Income
Bank deposit sweep income consists of revenues earned from the Advantage Bank Deposit Program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. The Company earns the fee paid on these deposits after administrative fees are paid to the administrator of the program. The fee earned in the period is recorded in bank deposit sweep income and the portion of interest credited to clients is recorded in interest expense in the consolidated statements of income.
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
Notes Receivable
Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated statements of income in compensation and related expenses.
Furniture, Equipment and Leasehold Improvements
Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation of furniture, fixtures, and equipment is provided on a straight-line basis generally over 3 to 7 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.
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
The Company records interest and penalties accruing on unrecognized tax benefits in income before income taxes as interest expense and other expense, respectively, in its consolidated statements of income.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.
New Accounting Pronouncements
Recently Issued
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the FASB's guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model ("current expected credit loss model" or "CECL")). Under this new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The ASU is effective for fiscal years beginning after December 15, 2019. The Company has performed an analysis and determined which areas are in and out of scope and which areas that it can apply the practical expedient. The Company assessed the impact of applying the CECL model to areas such as defaulted note receivables and investment banking related receivables accounts. The Company has also determined that it will utilize the practical expedient to areas such as securities borrowed, reverse repurchase agreements, margin lending, and other collateralized transactions due to the continued marking of the underlying collateral. As a result, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill. The Company is no longer required to perform its Step 2 goodwill impairment test; instead, the Company should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The ASU is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company evaluated the ASU and determined that the adoption of the ASU will not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for the Fair Value Measurement," which modifies the disclosure requirements related to fair value measurement. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. The Company will not early adopt this ASU. The Company evaluated the ASU and determined that the adoption of the ASU will not have any impact on its disclosure.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 93 retail branch offices in the United States as well as offices in London, England, St. Helier, Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China.

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

As of December 31, 2019, the Company had right of use operating lease assets of $160.3 million (net of accumulated amortization of $25.2 million) which are comprised of real estate leases of $157.3 million (net of accumulated amortization of $23.3 million) and equipment leases of $3.0 million (net of accumulated amortization of $1.9 million). As of December 31, 2019, the Company had operating lease liabilities of $203.1 million which are comprised of real estate lease liabilities of $200.1 million and equipment lease liabilities of $3.0 million. As of December 31, 2019, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right of use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of December 31, 2019.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of December 31, 2019:

As of December 31, 2019

Weighted average remaining lease term (in years)	8.31
Weighted average discount rate	7.89%

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents operating lease costs recognized for the year ended December 31, 2019, which are included in occupancy and equipment costs on the consolidated statements of income:

(Expressed in thousands)
For the Year Ended December 31, 2019

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$23,308
Real estate leases - Interest expense	15,815
Equipment leases - Right-of-use lease asset amortization	1,878
Equipment leases - Interest expense	227

The maturities of lease liabilities as of December 31, 2019 are as follows:

(Expressed in thousands)
As of December 31, 2019

2020	$42,585
2021	37,531
2022	33,416
2023	31,187
2024	27,234
After 2025	108,098
Total lease payments	$280,051
Less interest	(76,911)
Present value of lease liabilities	$203,140

As of December 31, 2019, the Company had $11.1 million of additional operating leases that have not yet commenced.

In November 2016, the SEC issued a no action letter related to the treatment of operating leases under SEC Rule 15c3-1 (the “Rule”) in the context of the adoption of ASU 2016-02, “Leases” which provided relief, if certain conditions are met, to broker-dealers in the net capital treatment of operating lease assets which would otherwise be treated as a non-allowable asset. The application of this guidance resulted in no additional charges to net capital for operating leases during the year ended December 31, 2019.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Lease Commitments
The Company and its subsidiaries have operating leases for office space, equipment and furniture and fixtures expiring at various dates through 2034. Future minimum rental commitments under such office and equipment leases as of December 31, 2019 are as follows:

(Expressed in thousands)
As of December 31, 2019

2020	$42,635
2021	38,361
2022	34,442
2023	32,238
2024	28,309
2025 and thereafter	115,230
$291,215

The above table includes leases which have been signed by the Company in which the Company is responsible for rent charges associated with its occupancy.

Certain of the leases contain provisions for rent increases based on changes in costs incurred by the lessor.

4.    Revenues from contracts with customers

In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers." The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's consolidated financial statements for the years ended December 31, 2019 and 2018.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client AUM exceeds a specified benchmark return or other performance targets over a 12-month measurement period are met. Performance fees are considered variable as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the consolidated statements of income.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2019 and 2018:

(Expressed in thousands)	For the Year Ended December 31, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$148,661	$—	$131,380	$28	$280,069
Mutual fund income	40,025	—	3	17	40,045
Advisory fees	264,839	88,748	10	74	353,671
Investment banking - capital markets	13,528	—	59,251	—	72,779
Investment banking - advisory	—	—	53,432	—	53,432
Bank deposit sweep income	117,422	—	—	—	117,422
Other	13,288	5	1,713	2,398	17,404
Total revenues from contracts with customers	597,763	88,753	245,789	2,517	934,822
Other sources of revenue:
Interest	35,809	—	13,302	1,612	50,723
Principal transactions, net	3,341	—	31,621	(4,868)	30,094
Other	16,496	2	118	1,124	17,740
Total other sources of revenue	55,646	2	45,041	(2,132)	98,557
Total revenue	$653,409	$88,755	$290,830	$385	$1,033,379

(Expressed in thousands)	For the Year Ended December 31, 2018
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$154,167	$—	$131,955	$89	$286,211
Mutual fund income	42,514	908	13	22	43,457
Advisory fees	243,474	70,775	67	33	314,349
Investment banking - capital markets	13,284	—	56,474	—	69,758
Investment banking - advisory	—	—	45,595	—	45,595
Bank deposit sweep income	116,052	—	—	—	116,052
Other	14,745	13	1,054	352	16,164
Total revenues from contracts with customers	584,236	71,696	235,158	496	891,586
Other sources of revenue:
Interest	37,581	—	13,739	1,164	52,484
Principal transactions, net	(1,125)	—	23,378	(7,792)	14,461
Other	(2,821)	—	444	2,000	(377)
Total other sources of revenue	33,635	—	37,561	(4,628)	66,568
Total revenue	$617,871	$71,696	$272,719	$(4,132)	$958,154

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The Company had receivables related to revenue from contracts with customers of $28.9 million and $23.7 million at December 31, 2019 and January 1, 2019, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2019 and 2018.

The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)
	Ending Balance at December 31, 2019	Opening Balance at January 1, 2019
Contract assets (receivables):
Commission (1)	$2,824	$3,738
Mutual fund income (2)	6,746	7,241
Advisory fees (3)	1,594	1,214
Bank deposit sweep income (4)	3,454	4,622
Investment banking fees (5)	9,284	3,996
Other	4,986	2,869
Total contract assets	$28,888	$23,680
Deferred revenue (payables):
Investment banking fees (6)	$408	$318
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

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2019, the contract costs were $1.4 million ($1.6 million as of December 31, 2018). There were no significant charges recognized in relation to these costs for years ended December 31, 2019 and 2018.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

5.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2019	2018
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$99,635	$108,144
Receivable from brokers	19,024	20,140
Securities failed to deliver	7,173	7,021
Clearing organizations	36,269	28,777
Other	1,192	2,411
Total	$163,293	$166,493
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$234,343	$146,815
Payable to brokers	4,548	158
Securities failed to receive	14,603	27,799
Other (1)	267,481	114,435
Total	$520,975	$289,207
(1) Amounts primarily represent a trade/settlement date adjustment for U.S. Government Securities.

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
Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last nine years, the Company has bought back $140.2 million of ARS pursuant to these settlements. As of December 31, 2019, the Company had $3.5 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last nine years, the Company has purchased $102.3 million of ARS pursuant to these legal settlements and awards. As of December 31, 2019, the Company had one remaining commitment to purchase $3.7 million in ARS by July 2020.
As of December 31, 2019, the Company owned $29.4 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of December 31, 2019, the Company had a valuation adjustment (unrealized loss) totaling $5.1 million which consists of $4.1 million for ARS owned (which is included as a reduction to securities owned on the consolidated balance sheet) and $1.0 million for ARS purchase commitments from legal settlements and awards and settlements with regulators (which is included in accounts payable and other liabilities on the consolidated balance sheet).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2019:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,589	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,227	1,399	N/A	N/A
	$5,816	$1,399

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2019 and 2018, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	25,118	—	—	25,118
Securities owned:
U.S. Treasury securities	613,030	—	—	613,030
U.S. Agency securities	19,917	15,974	—	35,891
Sovereign obligations	—	11,405	—	11,405
Corporate debt and other obligations	—	8,310	—	8,310
Mortgage and other asset-backed securities	—	2,697	—	2,697
Municipal obligations	—	40,260	—	40,260
Convertible bonds	—	29,816	—	29,816
Corporate equities	32,215	—	—	32,215
Money markets	781	—	—	781
Auction rate securities	—	25,314	—	25,314
Securities owned, at fair value	665,943	133,776	—	799,719
Total	$691,061	$133,776	$—	$824,837
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$52,882	$—	$—	$52,882
U.S. Agency securities	—	18	—	18
Sovereign obligations	—	6,405	—	6,405
Corporate debt and other obligations	—	664	—	664
Convertible bonds	—	18,624	—	18,624
Corporate equities	21,978	—	—	21,978
Securities sold but not yet purchased, at fair value	74,860	25,711	—	100,571
Investments	—	—	—	—
Derivative contracts:
Futures	267	—	—	267
TBAs	—	124	—	124
ARS purchase commitments	—	1,023	—	1,023
Derivative contracts, total	267	1,147	—	1,414
Total	$75,127	$26,858	$—	$101,985

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$10,500	$—	$—	$10,500
Deposits with clearing organizations	34,599	—	—	34,599
Securities owned:
U.S. Treasury securities	657,208	—	—	657,208
U.S. Agency securities	812	6,494	—	7,306
Sovereign obligations	—	214	—	214
Corporate debt and other obligations	—	20,665	—	20,665
Mortgage and other asset-backed securities	—	2,486	—	2,486
Municipal obligations	—	52,261	—	52,261
Convertible bonds	—	31,270	—	31,270
Corporate equities	28,215	—	—	28,215
Money markets	7	—	—	7
Auction rate securities	—	16,253	21,699	37,952
Securities owned, at fair value	686,242	129,643	21,699	837,584
Investments (1)	—	—	101	101
Derivative contracts:
TBAs	—	4,873	—	4,873
Total	$731,341	$134,516	$21,800	$887,657
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$53,646	$—	$—	$53,646
U.S. Agency securities	—	3	—	3
Sovereign obligations	—	78	—	78
Corporate debt and other obligations	—	7,236	—	7,236
Convertible bonds	—	9,709	—	9,709
Corporate equities	14,774	—	—	14,774
Money markets	—	—	—	—
Securities sold but not yet purchased, at fair value	68,420	17,026	—	85,446
Investments	—	—	—	—
Derivative contracts:
Futures	807	—	—	807
Foreign exchange forward contracts	4	—	—	4
TBAs	—	4,873	—	4,873
ARS purchase commitments	—	1,096	—	1,096
Derivative contracts, total	811	5,969	—	6,780
Total	$69,231	$22,995	$—	$92,226
(1) Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2019
	Beginning Balance	Total Realized and Unrealized Gains (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / Out	Ending Balance

Assets
Auction rate securities (1) (2)	$21,699	$1	$—	$(350)	$(21,350)	$—
Investments	101	5	—	—	(106)	—

(1) Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.
(2) Represents transfers from Level 3 to Level 2 of the fair value hierarchy. Transfers were due to tender offers by issuers of ARS.
(3) Included in principal transactions in the consolidated statement of income, except for gains from investments which are included in other income in the consolidated statement of income.
(4) Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2018
	Beginning Balance	Total Realized and Unrealized Gains (Losses) (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / Out	Ending Balance

Assets
Municipal obligations	$35	$14	$76	$(125)	$—	$—
Auction rate securities (1)	87,398	1,351	6,300	(35,675)	(37,675)	21,699
Investments	169	(8)	—	—	(60)	101
Liabilities
ARS purchase commitments (2)(5)	8	(1,088)	—	—	1,096	—
(1) Represents auction rate preferred securities, municipal auction rate securities and student loan auction rate securities that failed in the auction rate market.
(2) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(3) Included in principal transactions in the consolidated statement of income, except for gains (losses)
from investments which are included in other income in the consolidated statement of income.
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
Assets and liabilities not measured at fair value as of December 31, 2019

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$79,550	$79,550	$—	$—	$79,550
Deposits with clearing organization	23,297	23,297	—	—	23,297
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,635	—	99,635	—	99,635
Receivables from brokers	19,024	—	19,024	—	19,024
Securities failed to deliver	7,173	—	7,173	—	7,173
Clearing organizations	36,269	—	36,269	—	36,269
Other	1,316	—	1,316	—	1,316
	163,417	—	163,417	—	163,417
Receivable from customers	796,934	—	796,934	—	796,934
Notes receivable, net	43,670	—	43,670	—	43,670
Investments (1)	73,971	—	73,971	—	73,971

(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Payables to brokers, dealers and clearing organizations:
Securities loaned	234,343	—	234,343	—	234,343
Payable to brokers	4,548	—	4,548	—	4,548
Securities failed to receive	14,603	—	14,603	—	14,603
Other	267,214	—	267,214	—	267,214
	520,708	—	520,708	—	520,708
Payables to customers	334,735	—	334,735	—	334,735
Securities sold under agreements to repurchase	287,265	—	287,265	—	287,265
Senior secured notes	150,000	—	154,988	—	154,988

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2018

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$80,175	$80,175	$—	$—	$80,175
Deposits with clearing organization	33,079	33,079	—	—	33,079
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	108,144	—	108,144	—	108,144
Receivables from brokers	20,140	—	20,140	—	20,140
Securities failed to deliver	7,021	—	7,021	—	7,021
Clearing organizations	28,777	—	28,777	—	28,777
Other	2,411	—	2,411	—	2,411
	166,493	—	166,493	—	166,493
Receivable from customers	720,777	—	720,777	—	720,777
Securities purchased under agreements to resell	290	—	290	—	290
Notes receivable, net	44,058	—	44,058	—	44,058
Investments (1)	59,765	—	59,765	—	59,765

(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$16,348	$16,348	$—	$—	$16,348
Bank call loans	15,000	—	15,000	—	15,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	146,815	—	146,815	—	146,815
Payable to brokers	158	—	158	—	158
Securities failed to receive	27,799	—	27,799	—	27,799
Other	113,628	—	113,628	—	113,628
	288,400	—	288,400	—	288,400
Payables to customers	336,616	—	336,616	—	336,616
Securities sold under agreements to repurchase	484,218	—	484,218	—	484,218
Senior secured notes	200,000	—	199,722	—	199,722

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of December 31, 2019, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets on the consolidated balance sheet and other income in the consolidated statements of income.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the consolidated statements of income as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the consolidated statements of income as principal transactions revenue, net.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The notional amounts and fair values of the Company's derivatives as of December 31, 2019 and 2018 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2019
	Description	Notional	Fair Value
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$5,209,000	$267
Other contracts	TBAs	13,245	124
	ARS purchase commitments	7,128	1,023
		$5,229,373	$1,414

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated statements of income for the years ended December 31, 2019 and 2018:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Statement of Income
	For the Year Ended December 31, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,362)
Other contracts	Foreign exchange forward contracts	Other revenue	15
	TBAs	Principal transactions revenue	(53)
	ARS purchase commitments	Principal transactions revenue	73
			$(2,327)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Statement of Income
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2019, bank call loans outstanding balance was $nil ($15.0 million as of December 31, 2018).
As of December 31, 2019, the Company had approximately $1.0 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $207.2 million under securities loan agreements.
As of December 31, 2019, the Company had pledged $234.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2019, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2019:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$343,192
Securities loaned:
Equity securities	234,343
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$577,535

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2019 and 2018:

As of December 31, 2019
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$55,927	$(55,927)	$—	$—	$—	$—
Securities borrowed (1)	99,635	—	99,635	(97,702)	—	1,933
Total	$155,562	$(55,927)	$99,635	$(97,702)	$—	$1,933
(1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$343,192	$(55,927)	$287,265	$(285,264)	$—	$2,001
Securities loaned (2)	234,343	—	234,343	(228,548)	—	5,795
Total	$577,535	$(55,927)	$521,608	$(513,812)	$—	$7,796
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of December 31, 2019, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2019, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $96.3 million ($104.9 million as of December 31, 2018) and $55.8 million ($83.0 million as of December 31, 2018), respectively, of which the Company has sold and re-pledged approximately $19.3 million ($27.6 million as of December 31, 2018) under securities loaned transactions and $55.8 million under repurchase agreements ($83.0 million as of December 31, 2018).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $357.1 million, as presented on the face of the consolidated balance sheet as of December 31, 2019 ($518.0 million as of December 31, 2018). The carrying value of securities owned by the Company that have been loaned or pledged to counterparties where those counterparties do not have the right to sell or re-pledge the collateral was $nil as of December 31, 2019 ($20.2 million as of December 31, 2018).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2019 are receivables from four major U.S. broker-dealers totaling approximately $61.3 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2019 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2019, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of December 31, 2019 and 2018:

(Expressed in thousands)
	As of December 31, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$390,063	$259	$—	$—	$259

(Expressed in thousands)
	As of December 31, 2018
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$291,200	$337	$—	$—	$337
Private equity funds	7,454	8	—	—	8
Total	$298,654	$345	$—	$—	$345
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.
(2) Represents the Company's interests in the VIEs and is included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

9.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2019	2018
Furniture, fixtures and equipment	$62,444	$57,482
Leasehold improvements	63,706	60,688
Total	126,150	118,170
Less accumulated depreciation	(94,773)	(89,182)
Total	$31,377	$28,988
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated statements of income, was $7.6 million, $6.9 million and $5.7 million in the years ended December 31, 2019, 2018 and 2017, respectively.

10.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 3.50% at December 31, 2019 (4.25% at December 31, 2018). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2019	2018
Year-end balance	$—	$15,000
Weighted interest rate (at end of year)	—%	3.43%
Maximum balance (at any month-end)	76,900	161,800
Average amount outstanding (during the year)	11,063	53,271
Average interest rate (during the year)	3.27%	2.66%
Interest expense for the year ended December 31, 2019 on bank call loans was $0.4 million ($1.4 million in 2018 and $2.6 million in 2017).

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2019	December 31, 2018
6.75% Senior Secured Notes	7/1/2022	$150,000	$200,000
Unamortized Debt Issuance Cost		(485)	(904)
		$149,515	$199,096
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms (the "Notes") except that such new notes have been registered under the Securities Act of 1933. The Parent did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "Old Notes") in the principal amount of $120.0 million, and pay all fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The Company capitalized the remaining $1.3 million which is been amortized over the term of the Notes.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company redeemed $50.0 million (25%) of its 6.75% Senior Secured Notes due 2022 ("Notes") on August 25, 2019 (the "Redemption Date") plus accrued and unpaid interest and incurred $1.9 million in costs associated with paying the associated call premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) during the third quarter of 2019. As of December 31, 2019, $150.0 million aggregate principal amount of the Notes remains outstanding. The redemption of 25% of the Notes will reduce the Company’s interest costs by $3.8 million annually.
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
The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of December 31, 2019, the Parent was in compliance with all of its covenants.
Interest expense for the year ended December 31, 2019 was $12.3 million ($13.5 million in 2018 and $7.0 million in 2017) Interest paid on the Notes for the year ended December 31, 2019 was $12.3 million ($13.8 million in 2018).
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
Interest expense for the year ended December 31, 2017 on the Old Notes was $6.7 million.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

12.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2019	2018
Class A Stock outstanding, beginning of year	12,941,809	13,139,203
Issued pursuant to share-based compensation plans (note 15)	80,143	38,728
Repurchased and canceled pursuant to the stock buy-back	(323,249)	(236,122)
Class A Stock outstanding, end of year	12,698,703	12,941,809
Stock buy-back
On July 26, 2019, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 640,000 shares of the Company's Class A Stock, representing approximately 5% of its 12,756,308 then issued and outstanding shares of Class A Stock. This authorization supplemented the 26,192 shares that remained authorized and available under the Company's previous share repurchase program covering up to 650,000 shares of the Company's Class A Stock, which was announced on May 5, 2017, for a total of 666,192 shares authorized and available for repurchase.
During the year ended December 31, 2019, the Company purchased and canceled an aggregate of 323,249 shares of Class A Stock for a total consideration of $8.4 million ($25.99 per share). As of December 31, 2019, 589,535 shares remained available to be purchased under this program. During the year ended December 31, 2018, the Company purchased and canceled an aggregate of 236,122 shares of Class A Stock for a total consideration of $5.9 million ($24.96 per share). As of December 31, 2018, 272,784 shares remained available to be purchased under the previous share repurchase program.
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
Dividends
The Company paid cash dividends of $0.46 in 2019 per share to holders of Class A and Class B Stock and $0.44 in 2018 and 2017.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2019	2018	2017
Basic weighted average number of shares outstanding	12,904,397	13,248,876	13,246,423
Net dilutive effect of share-based awards, treasury method (1)	947,435	812,493	426,938
Diluted weighted average number of shares outstanding	13,851,832	14,061,369	13,673,361

Net income from continuing operations	$52,953	$28,892	$21,686
Net income from discontinued operations	—	—	1,130
Net income	$52,953	$28,892	$22,816

Basic net income per share
Continuing operations	$4.10	$2.18	$1.65
Discontinued operations (2)	—	—	0.07
Net income per share	$4.10	$2.18	$1.72

Diluted net income per share
Continuing operations	$3.82	$2.05	$1.60
Discontinued operations (2)	—	—	0.07
Net income per share	$3.82	$2.05	$1.67

(1)	For the year ended December 31, 2019, the diluted net income per share computation does not include the anti-dilutive effect of 7,628 shares of Class A Stock granted under share-based compensation arrangements (4,050 and 10,592 shares for the years ended December 31, 2018 and 2017, respectively).

(2)	Represents net income from discontinued operations, net of tax divided by weighted average number of shares outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

14.    Income taxes
Income taxes expenses (benefits) from continuing operations shown in the consolidated statements of income are reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$15,732	21.0%	$9,419	21.0%	$6,907	35.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4,258	5.7%	3,144	7.0%	1,430	7.2%
Unrecognized tax benefit	—	—%	—	—%	(9)	—%
Valuation allowance	1,663	2.2%	1,833	4.1%	89	0.5%
Non-taxable income	(738)	-1.0%	(637)	-1.4%	(1,055)	-5.3%
Provision to return adjustments	(723)	-1.0%	(326)	-0.7%	(1,277)	-6.5%
Impact of the TCJA	—	—%	—	—%	(9,013)	-45.7%
Change in state and foreign tax rates	(135)	-0.2%	267	0.6%	(353)	-1.8%
Foreign tax rate differentials	(59)	-0.1%	112	0.2%	974	4.9%
Excess tax benefits from share-based awards	(234)	-0.3%	(81)	-0.2%	(493)	-2.5%
Other non-deductible expenses	2,195	3.0%	2,246	5.0%	666	3.4%
Total income taxes	$21,959	29.3%	$15,977	35.6%	$(2,134)	-10.8%
Income taxes expenses (benefits) from continuing operations included in the consolidated statements of income represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2019	2018	2017
Current:
U.S. federal tax (benefit)	$9,502	$10,355	$506
State and local tax (benefit)	2,289	2,618	(1,326)
Non-U.S. operations	290	231	144
Total Current	12,081	13,204	(676)
Deferred:
U.S. federal tax (benefit)	7,177	395	(1,215)
State and local tax	2,924	1,438	1,725
Non-U.S. operations	(223)	940	(1,968)
Total Deferred	9,878	2,773	(1,458)
Total	$21,959	$15,977	$(2,134)
Loss before income taxes from continuing operations with respect to Non-U.S. operations was $4.9 million, $4.0 million and $8.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate for the year ended December 31, 2019 was 29.3% compared with 35.6% for the year ended December 31, 2018. The lower effective tax rate for 2019 was primarily due to higher income before income taxes while non-deductible items remained relatively stable. The elevated effective tax rate for the year ended December 31, 2018 was partially due to the establishment of a valuation allowance for the deferred tax asset related to net operating losses of the Company's operations in Europe.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities from continuing operations as of December 31, 2019 and 2018 were as follows:

(Expressed in thousands)
	As of December 31,
	2019	2018
Deferred tax assets:
Deferred compensation	$23,048	$18,909
Deferred rent and lease incentives	10,026	9,597
Net operating losses and credits	7,931	7,071
Receivable reserves	1,389	2,350
Accrued expenses	1,367	2,863
Auction rate securities reserves	1,356	1,007
Involuntary conversion	1,678	1,692
Depreciation	—	370
Other	1,203	1,067
Total deferred tax assets	47,998	44,926
Valuation allowance	4,368	3,204
Deferred tax assets after valuation allowance	43,630	41,722
Deferred tax liabilities:
Goodwill	40,774	41,049
Partnership investments	16,163	8,227
Company-owned life insurance	10,028	6,277
Depreciation	110	—
Other	304	252
Total deferred tax liabilities	67,379	55,805
Deferred tax liabilities, net	$(23,749)	$(14,083)
The Company has deferred tax assets at December 31, 2019 of $2.9 million arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated). During the year ended December 31, 2019, the Company recorded a valuation allowance of $0.7 million against the deferred tax asset related to the net operating losses incurred by Oppenheimer Europe Ltd.
Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions was amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability. As of December 31, 2017, the 15 year amortization period has ended.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2015 in the U.S. federal jurisdiction.
The Company is under examination in various states in which the Company has significant business operations. The Company has closed tax years through 2010 for New York State and is currently under exam for the 2011 to 2014 tax years. The Company also has closed tax years through 2008 with New York City and is currently under exam for the 2009 to 2012 tax years. With the exception of New York State and City, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2016.
The Company has unrecognized tax benefits of $1.1 million, $1.1 million and $1.1 million as of December 31, 2019, 2018 and 2017, respectively, from continuing operations (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2019 and 2018 are $853,000 and $853,000 of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2019, the Company did not record any changes in unrecognized tax benefit. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2019	2018	2017
Balance at beginning of year	$1,079	$1,079	$1,088
Additions for tax positions of prior years	—	—	—
Lapse in statute of limitations	—	—	(9)
Settlements with taxing authorities	—	—	—
Balance at end of year	$1,079	$1,079	$1,079
In its consolidated statements of income, the Company records interest and penalties accruing on unrecognized tax benefits in income before income taxes as interest expense and other expense, respectively. For the year ended December 31, 2019, the Company recorded tax-related interest expense of $87,000 in its consolidated statement of income. For the year ended December 31, 2018, the Company recorded tax-related interest expense of $113,000 in its consolidated statement of income. As of December 31, 2019 and 2018, the Company had an income tax-related interest payable of $432,000 and $345,000, respectively, on its consolidated balance sheets.

15.    Employee compensation plans
The Company maintains various employee compensation plans for the benefit of its employees. Two types of employee compensation are granted under share-based compensation and cash-based compensation plans.
Share-based Compensation Plans
Oppenheimer Holdings Inc. 2014 Incentive Plan
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP"). Pursuant to the OIP, the Compensation Committee of the Board of Directors of the Company (the "Committee") is permitted to grant options to purchase Class A Stock ("stock options"), Class A Stock awards and restricted Class A Stock (collectively "restricted stock awards") to or for the benefit of employees and non-employee directors of the Company and its subsidiaries as part of their compensation. Stock options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% six months before expiration. Restricted stock awards are generally awarded for a three or five year term and fully vest at the end of the term.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Restricted stock - The Company has granted restricted stock awards pursuant to the OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the OIP for the year ended December 31, 2019:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	1,289,224	$18.72	1.8 Years
Granted	379,728	25.32	3.1 Years
Vested	(112,465)	17.92	—
Forfeited	(22,209)	23.75	—
Nonvested at end of year	1,534,278	$20.34	1.4 Years
As of December 31, 2019, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2019 was $42.2 million. During the year ended December 31, 2019, the Company included $8.1 million ($6.0 million in 2018 and $5.6 million in 2017) of compensation expense in its consolidated statements of income relating to restricted Class A Stock awards.
As of December 31, 2019, there was $12.2 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.4 years.
As of December 31, 2019, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 450,840.
On January 29, 2020, the Company awarded a total of 409,125 restricted shares of Class A Stock to current     employees pursuant to the OIP. Of these restricted shares, 211,575 shares will cliff vest in three years and 197,550 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - The Company has granted stock options pursuant to the OIP. There were 14,974 and 15,573 options outstanding as of December 31, 2019 and 2018, respectively.
In the year ended December 31, 2019, the Company included $26,200 ($26,500 in 2018 and $25,700 in 2017) of compensation expense in its consolidated statements of income relating to the expensing of stock options.
On January 29, 2020, the Company awarded a total of 3,142 options to purchase Class A Stock to current employees pursuant to the OIP. These options will be expensed over 4.5 years (the vesting period).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2019:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2019
January 9, 2015	405,950	$21.94	8 Days	$5.54
January 6, 2016	404,040	15.89	1 Year	11.40
January 6, 2017	387,980	18.90	2 Years	8.81
January 5, 2018	458,010	27.05	3 Years	4.72
January 11, 2019	535,366	26.45	4 Years	6.17
Total OARs Outstanding	2,191,346
Total weighted average values		$22.46	2.9 Years	$7.18
The fair value as of December 31, 2019 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 9, 2015	January 6, 2016	January 6, 2017	January 5, 2018	January 11, 2019
Expected term (1)	8 Days	1 Year	2 Years	3 Years	4 Years
Expected volatility factor (2)	6.6%	26.0%	24.9%	25.7%	28.7%
Risk-free interest rate (3)	0.7%	1.6%	1.6%	1.6%	1.7%
Actual dividends (4)	$0.46	$0.46	$0.46	$0.46	$0.46
(1) The expected term was determined based on the remaining life of the actual awards.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the
Company's Class A Stock over a historical period commensurate to the expected term of the awards.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the
U.S. Treasury yield curve in effect at December 31, 2019.
(4) Actual dividends were used to compute the expected annual dividend yield.

As of December 31, 2019, 2,191,346 of outstanding OARs were unvested and none were vested. As of December 31, 2019, the aggregate intrinsic value of OARs outstanding was $11.0 million. In the year ended December 31, 2019, the Company included $3.7 million ($650,000 in 2018 and $6.9 million in 2017) in compensation expense in its consolidated statements of income relating to OARs awards. The liability related to the OARs was $9.4 million as of December 31, 2019. As of December 31, 2019, there was $6.3 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.9 years.
On January 10, 2020, 547,560 OARs were awarded to Oppenheimer employees related to fiscal 2019 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plan
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $19,000, $18,500 and $18,000 per annum in 2019, 2018 and 2017, respectively. The Company made contributions to the 401(k) Plan of $2.4 million, $1.8 million and $1.5 million in 2019, 2018 and 2017, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisers a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals in fiscal 2019 of $9.3 million ($9.4 million in 2018 and $8.2 million in 2017). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2019, the Company's liability with respect to the EDCP and DIP totaled $51.2 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2019.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2019, the Company's liability with respect to this plan totaled $18.8 million.
The total amount expensed in 2019 for the Company's deferred compensation plans was $19.4 million ($6.1 million in 2018 and $17.1 million in 2017).
16.    Commitments and contingencies
Commitments
As of December 31, 2019, the Company had capital commitments of $1.4 million with respect to unfunded obligations in private equity funds sponsored by the Company.
As of December 31, 2019, the Company had no collateralized or uncollateralized letters of credit outstanding.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements as a whole.
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $3.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.
As discussed in note 7 Fair Value Measurements, the Company reached settlements with the Regulators and various clients to repurchase ARS. Under the settlements with the Regulators, the Company had $3.5 million remaining of ARS to purchase from Eligible Investors at December 31, 2019. In addition, the Company has one remaining commitment to purchase $3.7 million in ARS from a client by July 2020.
Since September 2016, Oppenheimer has been responding to information requests from FINRA (including from FINRA's Enforcement Department) regarding the supervision of Oppenheimer's sale of unit investment trusts from 2011 to 2015. On December 29, 2019, Oppenheimer entered into an Acceptance Waiver & Consent with FINRA pursuant to which Oppenheimer agreed to provide $3.9 million in customer restitution plus interest and pay a fine of $800,000.

17.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2019, the net capital of Oppenheimer as calculated under the Rule was $223.4 million or 26.83% of Oppenheimer's aggregate debit items. This was $206.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2019, Freedom had net capital of $5.1 million, which was $5.0 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2019, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 21.02% (required 4.5%);

•	Tier 1 Capital ratio 21.02% (required 6.0%); and

•	Total Capital ratio 21.02% (required 8.0%).
In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRV IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of December 31, 2019, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2019, the regulatory capital of Oppenheimer Investments Asia Limited was $1.9 million, which was $1.5 million in excess of the $400,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.

18.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2019 and 2018, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2019 and 2018 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of its carrying value.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The table below presents information about the reported revenue and income (loss) before income taxes from continuing operations of the Company for the years ended December 31, 2019, 2018 and 2017. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Years Ended December 31,
	2019	2018	2017
Revenue
Private client (1)	$653,409	$617,871	$592,753
Asset management (1)	88,755	71,696	89,896
Capital markets	290,830	272,719	231,632
Corporate/Other	385	(4,132)	6,057
Total	$1,033,379	$958,154	$920,338
Income (loss) before income taxes
Private client (1)	$163,917	$149,097	$128,840
Asset management (1)	31,606	18,590	26,685
Capital markets	(13,724)	(13,416)	(39,978)
Corporate/Other	(106,887)	(109,402)	(95,995)
Total	$74,912	$44,869	$19,552
(1) Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2019, 2018 and 2017 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2019	2018	2017
Americas	$998,344	$925,127	$880,602
Europe/Middle East	31,599	29,292	36,364
Asia	3,436	3,735	3,372
Total	$1,033,379	$958,154	$920,338

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

20.    Discontinued operations
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
The Company determined that the sale of the assets of OMHHF met the criteria to be classified within discontinued operations, and the results of OMHHF are reported as discontinued operations in the consolidated statements of income. As of December 31, 2019, OMHHF has been completely dissolved.
For the year ended December 31, 2017, income before income taxes from discontinued operations was $2.1 million and was primarily due to an earn-out from the sale of OMHHF's pipeline business in 2016.
For the year ended December 31, 2017, cash used in financing activities from discontinued operations was $20.0 million of which $15.0 million were cash dividends paid to OMHHF's parent (E.A. Viner International Co.) and non-controlling interest, and $5.0 million were paid to E.A. Viner International due to the redemption of the parent's outstanding preferred stock.
21.    Subsequent events
On January 31, 2020, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on February 28, 2020 to holders of Class A Stock and Class B Stock of record on February 14, 2020.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

22.    Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2019	Fourth	Third	Second	First	Year
Revenue	$295,881	$234,793	$250,935	$251,770	$1,033,379
Expenses	260,908	228,297	233,544	235,718	958,467
Income before income taxes	34,973	6,496	17,391	16,052	74,912
Income taxes	9,538	2,547	5,016	4,858	21,959
Net income	$25,435	$3,949	$12,375	$11,194	$52,953

Basic net income per share	$1.99	$0.31	$0.95	$0.86	$4.10

Diluted net income per share	$1.83	$0.29	$0.89	$0.81	$3.82

Dividends paid per share	$0.12	$0.12	$0.11	$0.11	$0.46

Market price of Class A Stock (1)
High	$29.25	$31.30	$27.42	$28.73	$31.30
Low	$27.09	$26.42	$24.34	$25.25	$24.34

(1) The price quotations above were obtained from the New York Stock Exchange website.

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2018	Fourth	Third	Second	First	Year
Revenue	$243,254	$237,814	$242,556	$234,530	$958,154
Expenses	227,677	230,660	230,039	224,909	913,285
Income before income	15,577	7,154	12,517	9,621	44,869
Income taxes	7,316	2,083	3,662	2,916	15,977
Net income	$8,261	$5,071	$8,855	$6,705	$28,892

Basic net income per share	$0.62	$0.38	$0.67	$0.51	$2.18

Diluted net income per share	$0.59	$0.36	$0.63	$0.48	$2.05

Dividends paid per share	$0.11	$0.11	$0.11	$0.11	$0.44

Market price of Class A Stock (1)
High	$33.76	$34.15	$29.80	$29.00	$34.15
Low	$23.52	$27.40	$24.60	$25.25	$23.52

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,811	$2,179	$72,560	$—	$79,550
Deposits with clearing organizations	—	—	48,415	—	48,415
Receivable from brokers, dealers and clearing organizations	—	—	158,231	5,062	163,293
Receivable from customers, net of allowance for credit losses of $451	—	—	796,934	—	796,934
Income tax receivable	42,556	16,469	—	(53,855)	5,170
Securities owned, including amounts pledged of $357,120, at fair value	—	1,352	798,367	—	799,719
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $38,355 and $3,673, respectively	—	—	43,670	—	43,670
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $94,773	—	22,537	8,840	—	31,377
Subordinated loan receivable	209	112,558	—	(112,767)	—
Right-of-use lease assets, net of accumulated amortization of $25,186	—	153,780	6,517	—	160,297
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	154	11,798	164,821	(10,432)	166,341
Deferred tax assets	4	7,048	2,449	(9,501)	—
Investment in subsidiaries	697,093	763,990	24,656	(1,485,739)	—
Intercompany receivables	2,875	67,923	—	(70,798)	—
Total assets	$747,702	$1,160,034	$2,295,049	$(1,738,030)	$2,464,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to brokers, dealers and clearing organizations	$—	$—	$520,975	$—	$520,975
Payable to customers	—	—	334,735	—	334,735
Securities sold under agreements to repurchase	—	—	287,265	—	287,265
Securities sold but not yet purchased, at fair value	—	—	100,571	—	100,571
Accrued compensation	—	—	207,358	—	207,358
Accounts payable and other liabilities	5,166	75	50,049	(10,565)	44,725
Lease liabilities	—	196,234	6,906	—	203,140
Income tax payable	—	40	703	(743)	—
Senior secured notes, net of debt issuance cost of $485	149,515	—	—	—	149,515
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	33,546	(9,797)	23,749
Intercompany payables	299	—	—	(299)	—
Total liabilities	154,980	196,349	1,654,666	(133,962)	1,872,033
Stockholders' equity
Stockholders' equity	592,722	963,685	640,383	(1,604,068)	592,722
Total liabilities and stockholders' equity	$747,702	$1,160,034	$2,295,049	$(1,738,030)	$2,464,755

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$320,114	$—	$320,114
Advisory fees	—	1,853	356,165	(4,347)	353,671
Investment banking	—	—	126,211	—	126,211
Bank deposit sweep income	—	—	117,422	—	117,422
Interest	237	8,238	50,538	(8,290)	50,723
Principal transactions, net	—	118	29,988	(12)	30,094
Other	3	2	35,138	1	35,144
Total revenue	240	10,211	1,035,576	(12,648)	1,033,379
EXPENSES
Compensation and related expenses	1,323	—	656,398	(7)	657,714
Communications and technology	172	—	81,416	—	81,588
Occupancy and equipment costs	—	(1)	62,198	1	62,198
Clearing and exchange fees	—	—	21,962	—	21,962
Interest	12,319	—	41,659	(8,291)	45,687
Other	2,814	1,366	89,489	(4,351)	89,318
Total expenses	16,628	1,365	953,122	(12,648)	958,467
Income (loss) before income taxes	(16,388)	8,846	82,454	—	74,912
Income taxes expenses (benefits)	(4,609)	2,151	24,417	—	21,959
Net income (loss)	(11,779)	6,695	58,037	—	52,953

Equity in earnings of subsidiaries	64,732	58,037	—	(122,769)	—
Net income	52,953	64,732	58,037	(122,769)	52,953
Other comprehensive income	—	—	1,596	—	1,596
Total comprehensive income	$52,953	$64,732	$59,633	$(122,769)	$54,549

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$329,668	$—	$329,668
Advisory fees	—	1,938	316,829	(4,418)	314,349
Investment banking	—	—	115,353	—	115,353
Bank deposit sweep income	—	—	116,052	—	116,052
Interest	66	8,247	52,481	(8,310)	52,484
Principal transactions, net	—	—	14,515	(54)	14,461
Other	—	443	15,782	(438)	15,787
Total revenue	66	10,628	960,680	(13,220)	958,154
EXPENSES
Compensation and related expenses	1,548	—	605,644	—	607,192
Communications and technology	163	—	74,316	—	74,479
Occupancy and equipment costs	—	—	61,610	(439)	61,171
Clearing and exchange fees	—	—	22,985	—	22,985
Interest	13,500	—	41,205	(8,309)	46,396
Other	1,208	4,059	100,213	(4,418)	101,062
Total expenses	16,419	4,059	905,973	(13,166)	913,285
Income (loss) before income taxes	(16,353)	6,569	54,707	(54)	44,869
Income taxes expenses (benefits)	(4,371)	2,052	18,296	—	15,977
Net income (loss)	(11,982)	4,517	36,411	(54)	28,892

Equity in earnings of subsidiaries	40,874	36,411	—	(77,285)	—
Net income	28,892	40,928	36,411	(77,339)	28,892
Other comprehensive income (loss)	—	—	(1,417)	—	(1,417)
Total comprehensive income	$28,892	$40,928	$34,994	$(77,339)	$27,475

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$336,620	$—	$336,620
Advisory fees	—	1,752	323,114	(4,120)	320,746
Investment banking	—	—	81,215	(3,000)	78,215
Bank deposit sweep income	—	—	76,839	—	76,839
Interest	—	9,589	48,548	(9,639)	48,498
Principal transactions, net	—	17	23,256	—	23,273
Other	22	361	36,123	(359)	36,147
Total revenue	22	11,719	925,715	(17,118)	920,338
EXPENSES
Compensation and related expenses	1,237	—	600,901	—	602,138
Communications and technology	160	—	71,818	—	71,978
Occupancy and equipment costs	—	—	61,523	(359)	61,164
Clearing and exchange fees	—	—	23,545	—	23,545
Interest	13,740	—	24,253	(9,639)	28,354
Other	4,969	1,382	114,376	(7,120)	113,607
Total expenses	20,106	1,382	896,416	(17,118)	900,786
Income (loss) before income taxes	(20,084)	10,337	29,299	—	19,552
Income taxes expenses (benefits)	(7,110)	(12,655)	17,631	—	(2,134)
Net income (loss) from continuing operations	(12,974)	22,992	11,668	—	21,686

Discontinued operations
Income from discontinued operations	—	—	2,071	—	2,071
Income taxes	—	—	941	—	941
Net income from discontinued operations	—	—	1,130	—	1,130

Equity in earnings of subsidiaries	35,790	12,798	—	(48,588)	—
Net income	22,816	35,790	12,798	(48,588)	22,816
Other comprehensive income	—	—	2,263	—	2,263
Total comprehensive income	$22,816	$35,790	$15,061	$(48,588)	$25,079

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$18,248	$(1,647)	$62,541	$—	$79,142
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(10,024)	—	(10,024)
Proceeds from the settlement of Company-owned life insurance	—	—	1,720	—	1,720
Cash used in investing activities	—	—	(8,304)	—	(8,304)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,944)	—	—	—	(5,944)
Issuance of Class A non-voting common stock	83	—	—	—	83
Repurchase of Class A non-voting common stock for cancellation	(8,400)	—	—	—	(8,400)
Payments of employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Redemption of senior secured notes	(50,000)	—	—	—	(50,000)
Debt redemption costs	(1,688)	—	—	—	(1,688)
Decrease in bank call loans, net	—	—	(15,000)	—	(15,000)
Cash used in financing activities	(66,963)	—	(15,000)	—	(81,963)
Net increase (decrease) in cash and cash equivalents	(48,715)	(1,647)	39,237	—	(11,125)
Cash and cash equivalents, beginning of the year	53,526	3,826	33,323	—	90,675
Cash and cash equivalents, end of the year	$4,811	$2,179	$72,560	$—	$79,550

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by operating activities	$60,270	$510	$107,790	$—	$168,570
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(8,672)	—	(8,672)
Purchase of intangible assets	—	(400)	—	—	(400)
Proceeds from the settlement of Company-owned life insurance	—	—	881	—	881
Cash used in investing activities	—	(400)	(7,791)	—	(8,191)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,833)	—	—	—	(5,833)
Cash dividends paid to non-controlling interest	—	—	(372)	—	(372)
Issuance of Class A non-voting common stock	70	—	—	—	70
Repurchase of Class A non-voting common stock for cancellation	(5,894)	—	—	—	(5,894)
Payments of employee taxes withheld related to vested share-based awards	(2,529)	—	—	—	(2,529)
Decrease in bank call loans, net	—	—	(103,300)	—	(103,300)
Cash used in financing activities	(14,186)	—	(103,672)	—	(117,858)
Net increase (decrease) in cash and cash equivalents	46,084	110	(3,673)	—	42,521
Cash and cash equivalents, beginning of the year	7,442	3,716	36,996	—	48,154
Cash and cash equivalents, end of the year	$53,526	$3,826	$33,323	$—	$90,675

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2019.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 11, 2019 with respect to fiscal 2019.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2019.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
STATEMENT OF CORPORATE GOVERNANCE PRACTICES, WHISTLEBLOWER POLICY AND COMMITTEE CHARTERS
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(i) Financial Statements
See Item 8 (pages 60 to 117)

(ii)Financial Statement Schedules
Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 121 to 122)

(b)	Exhibits
See the Exhibit Index included hereinafter on pages 121 to 122

(c)	Financial Statement Schedules excluded from the annual report to stockholders
None

Item 15. FORM 10-K SUMMARY

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

10.12
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

10.14
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

10.38	Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (previously filed as an exhibit to form 10-K for the year ended December 31, 2018)

10.2
Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

21	Subsidiaries of the registrant (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 20178, (ii) the Consolidated Statements of Income for the three years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2019, 2018 and 2017, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 2nd day of March, 2020.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
J.J. Alfano

/s/ E. Behrens	Director	March 2, 2020
E. Behrens

/s/ T. Dwyer	Director	March 2, 2020
T. Dwyer

/s/ W. Ehrhardt	Director	March 2, 2020
W. Ehrhardt

/s/ P. Friedman	Director	March 2, 2020
P. Friedman

/s/ L. Roth	Director	March 2, 2020
L. Roth

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 2, 2020
A.G. Lowenthal

/s/ R.S. Lowenthal	Director	March 2, 2020
R.S. Lowenthal

/s/ A.W. Oughtred	Director	March 2, 2020
A.W. Oughtred

/s/ D. Glasser	Director	March 2, 2020
D. Glasser