Form 10-Q
period 2020-03-31
OPPENHEIMER HOLDINGS INC
filed 2020-05-01
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on May 1, 2020 was 12,619,081 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$23,540	$79,550
Deposits with clearing organizations	119,580	48,415
Receivable from brokers, dealers and clearing organizations	198,417	163,293
Receivable from customers, net of allowance for credit losses of $528 ($451 in 2019)	964,772	796,934
Income tax receivable	6,283	5,170
Securities owned, including amounts pledged of $150,547 ($357,120 in 2019), at fair value	309,346	799,719
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $31,188 and $3,908 respectively ($38,355 and $3,673, respectively, in 2019)	44,960	43,670
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $96,742 ($94,773 in 2019)	30,646	31,377
Right-of-use lease assets, net of accumulated amortization of $31,398 ($25,186 in 2019)	156,040	160,297
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	116,060	166,341
Total assets	$2,139,633	$2,464,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$19,066	$—
Bank call loans	203,100	—
Payable to brokers, dealers and clearing organizations	239,583	520,975
Payable to customers	413,646	334,735
Securities sold under agreements to repurchase	124,103	287,265
Securities sold but not yet purchased, at fair value	34,639	100,571
Accrued compensation	102,407	207,358
Accounts payable and other liabilities	43,645	44,725
Lease liabilities	197,728	203,140
Senior secured notes, net of debt issuance costs of $432 ($485 in 2019)	148,142	149,515
Deferred tax liabilities, net of deferred tax assets of $37,080 ($43,630 in 2019)	26,844	23,749
Total liabilities	1,552,903	1,872,033
Commitments and contingencies (note 13)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,610,740 and 12,698,703 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	44,173	46,424
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019	133	133
	44,306	46,557
Contributed capital	37,945	47,406
Retained earnings	503,255	496,998
Accumulated other comprehensive income	1,224	1,761
Total stockholders' equity	586,730	592,722
Total liabilities and stockholders' equity	$2,139,633	$2,464,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended March 31
(Expressed in thousands, except number of shares and per share amounts)	2020	2019
REVENUE
Commissions	$103,249	$79,409
Advisory fees	86,164	73,647
Investment banking	25,728	28,043
Bank deposit sweep income	18,826	33,968
Interest	10,890	12,727
Principal transactions, net	(868)	11,438
Other	(9,219)	12,538
Total revenue	234,770	251,770
EXPENSES
Compensation and related expenses	157,676	160,355
Communications and technology	19,891	20,086
Occupancy and equipment costs	16,078	15,273
Clearing and exchange fees	5,659	5,332
Interest	6,550	12,986
Other	18,693	21,686
Total expenses	224,547	235,718
Income before income taxes	10,223	16,052
Income taxes	2,405	4,858
Net income	$7,818	$11,194

Net income per share
Basic	$0.61	$0.86
Diluted	$0.58	$0.81

Weighted average shares
Basic	12,895,729	13,020,344
Diluted	13,456,233	13,851,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands)	2020	2019
Net income	$7,818	$11,194
Other comprehensive income (loss), net of tax
Currency translation adjustment	(537)	563
Comprehensive income	$7,281	$11,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended March, 31
(Expressed in thousands, except per share amounts)	2020	2019
Share capital
Balance at beginning of period	$46,557	$53,392
Issuance of Class A non-voting common stock	6,183	1,162
Repurchase of Class A non-voting common stock for cancellation	(8,434)	(2,035)
Balance at end of period	44,306	52,519
Contributed capital
Balance at beginning of period	47,406	41,776
Share-based expense	2,062	1,889
Vested employee share plan awards	(11,523)	(2,176)
Balance at end of period	37,945	41,489
Retained earnings
Balance at beginning of period	496,998	449,989
Net income	7,818	11,194
Dividends paid	(1,561)	(1,432)
Balance at end of period	503,255	459,751
Accumulated other comprehensive income
Balance at beginning of period	1,761	165
Currency translation adjustment	(537)	563
Balance at end of period	1,224	728
Total stockholders' equity	$586,730	$554,487

Dividends paid per share	$0.12	$0.11
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2020	2019
Cash flows from operating activities
Net income	$7,818	$11,194
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	2,057	1,708
Deferred income taxes	3,019	1,894
Amortization of notes receivable	3,059	3,388
Amortization of debt issuance costs	49	64
Write-off of debt issuance costs	4	—
Provision for credit losses	358	12
Share-based compensation	(1,376)	3,042
Amortization of right-of-use lease assets	6,213	—
Gain on repurchase of senior secured notes	(86)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(71,165)	12,609
Receivable from brokers, dealers and clearing organizations	(35,124)	(13,728)
Receivable from customers	(168,196)	(32,860)
Income tax receivable	(1,113)	1,014
Securities purchased under agreements to resell	—	(299)
Securities owned	490,373	(73,884)
Notes receivable	(4,349)	(3,251)
Other assets	49,744	(14,326)
Increase (decrease) in operating liabilities:
Drafts payable	19,066	(2,815)
Payable to brokers, dealers and clearing organizations	(281,392)	345,126
Payable to customers	78,911	(2,240)
Income taxes payable	—	1,162
Securities sold under agreements to repurchase	(163,162)	(215,597)
Securities sold but not yet purchased	(65,932)	51,840
Accrued compensation	(101,513)	(61,633)
Accounts payable and other liabilities	(8,286)	2,907
Cash (used in) provided by operating activities	(241,023)	15,327
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(1,326)	(3,448)
Cash used in investing activities	(1,326)	(3,448)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,561)	(1,432)
Repurchase of Class A non-voting common stock for cancellation	(8,434)	(2,035)
Payments for employee taxes withheld related to vested share-based awards	(5,340)	(1,014)
Repurchase of senior secured notes	(1,426)	—
Increase (decrease) in bank call loans, net	203,100	(15,000)
Cash provided by (used in) financing activities	186,339	(19,481)
Net decrease in cash and cash equivalents	(56,010)	(7,602)
Cash and cash equivalents, beginning of period	79,550	90,675
Cash and cash equivalents, end of period	$23,540	$83,073

Schedule of non-cash financing activities
Employee share plan issuance	$10,032	$1,706

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,095	$9,385
Cash paid during the period for income taxes, net	$516	$792
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
The Company has 93 retail branch offices in the United States and has institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for any future interim or annual period.

On January 30, 2020, the spread of the novel coronavirus ("COVID-19") was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including the State of New York, where we are headquartered, have declared states of emergency. The COVID-19 Pandemic coupled with the current market volatility has created an economic environment which may have significant accounting and financial reporting implications.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The disruption of businesses around the globe due to COVID-19 may be a "trigger event" for companies to reassess valuation and accounting estimates and assumptions such as, impairment of goodwill, valuation allowances of deferred tax assets, fair value of investments and collectability of receivables. We have reviewed the assumptions on which we value our goodwill, as well as valuation allowances on certain assets and the collectability of our receivables as of March 31, 2020 none of which resulted in any impairment or write off.

On March 27, 2020, Congress approved and the President signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law. CARES Act is a tax-and-spending package intend to provide economic relief to address the impact of the COVID-19 Pandemic. The Company is currently evaluating several significant business tax provisions, such as net operating losses and employee retention credits to determine the impact on the Company.

3.    Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with a current expected loss ("CECL") methodology. The Company elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption.

The Company utilizes the practical expedient for securities borrowed and reverse repurchase agreements as these assets are secured by collateral when the amount of collateral is continually adjusted for fair value changes. No material historical losses have been reported on these assets. See footnote 8 for details.

As of March 31, 2020, the Company has $45.0 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months ended March 31, 2020 no adjustments were made to the expected loss rate for these factors. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a collectible (pool) basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2020, the uncollected balance of defaulted notes was $5.3 million and the allowance for uncollectibles was $3.9 million. The allowance for uncollectibles consisted of $2.9 million related to defaulted notes balances (five years and older) and $975,000 (under five years) using an expected loss rate of 40.9%.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of origination as of March 31, 2020:

(Expressed in thousands)
As of March 31, 2020

2020	$—
2019	555
2018	186
2017	769
2016	875
2015 and prior	2,933
Total	$5,318

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended March 31, 2020:

(Expressed in thousands)

Beginning balance, January 1, 2020 upon adoption of ASU 2016-13	$3,673
Additions	235
Ending balance, March 31, 2020	$3,908

4.    Leases

In the first quarter of 2019, the Company adopted ASU 2016-02, "Leases". The ASU requires the recognition of a right-of-use asset and lease liability on the condensed consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance. The Company elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption.

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 93 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China.

The majority of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a consolidated subsidiary and 100% owned by the Company.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include an option to renew and the exercise of lease renewal options is at our sole discretion. The Company did not include the renewal options as part of the right-of-use assets and liabilities.

The depreciable life of assets and leasehold improvements is limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2020, the Company had right-of-use operating lease assets of $156.0 million (net of accumulated amortization of $31.4 million) which are comprised of real estate leases of $152.9 million (net of accumulated amortization of $29.0 million) and equipment leases of $3.1 million (net of accumulated amortization of $2.4 million). As of March 31, 2020, the Company had operating lease liabilities of $197.7 million which are comprised of real estate lease liabilities of $194.6 million and equipment lease liabilities of $3.1 million. As of March 31, 2020, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right-of-use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of March 31, 2020.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019

Weighted average remaining lease term (in years)	8.16	8.31
Weighted average discount rate	7.85%	7.89%

The following table presents operating lease costs recognized for the three months ended March 31, 2020 and 2019 which are included in occupancy and equipment costs on the condensed consolidated income statement:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2020	2019
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$5,740	$6,332
Real estate leases - Interest expense	3,911	3,443
Equipment leases - Right-of-use lease asset amortization	473	465
Equipment leases - Interest expense	54	57

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of March 31, 2020 and December 31, 2019 are as follows:

(Expressed in thousands)
	As of
	March 31, 2020	December 31, 2019

2020	$31,798	$42,585
2021	38,115	37,531
2022	33,959	33,416
2023	31,424	31,187
2024	27,463	27,234
After 2025	108,112	108,098
Total lease payments	$270,871	$280,051
Less interest	(73,143)	(76,911)
Present value of lease liabilities	$197,728	$203,140

As of March 31, 2020, the Company had $11.2 million of additional operating leases that have not yet commenced ($11.1 million as of December 31, 2019).

5.    Revenue from contracts with customers
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company's progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Revenue from financial advisory services includes fees generated in connection with mergers, acquisitions and restructuring transactions and such revenue and fees are primarily recorded at a point in time when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Payment for advisory services is generally due upon completion of the transaction or milestone. Retainer fees and fees earned from certain advisory services are recognized ratably over the service period as the customers receive the benefit of the services throughout the term of the contracts, and such fees are collected based on the terms of the contracts.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2020 and 2019:

(Expressed in thousands)	For the Three Months Ended March 31, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$47,105	$—	$46,287	$20	$93,412
Mutual fund income	9,827	3	3	4	9,837
Advisory fees	66,883	19,270	2	9	86,164
Investment banking - capital markets	3,950	—	11,942	—	15,892
Investment banking - advisory	—	—	9,836	—	9,836
Bank deposit sweep income	18,826	—	—	—	18,826
Other	3,131	—	640	101	3,872
Total revenue from contracts with customers	149,722	19,273	68,710	134	237,839
Other sources of revenue:
Interest	7,680	—	2,824	386	10,890
Principal transactions, net	(2,715)	—	3,984	(2,137)	(868)
Other	(13,269)	3	24	151	(13,091)
Total other sources of revenue	(8,304)	3	6,832	(1,600)	(3,069)
Total revenue	$141,418	$19,276	$75,542	$(1,466)	$234,770

(Expressed in thousands)	For the Three Months Ended March 31, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$37,477	$—	$32,316	$2	$69,795
Mutual fund income	9,614	(6)	1	5	9,614
Advisory fees	57,044	16,589	5	9	73,647
Investment banking - capital markets	2,749	—	8,593	—	11,342
Investment banking - advisory	—	—	16,701	—	16,701
Bank deposit sweep income	33,968	—	—	—	33,968
Other	3,278	—	319	256	3,853
Total revenue from contracts with customers	144,130	16,583	57,935	272	218,920
Other sources of revenue:
Interest	9,408	—	2,835	484	12,727
Principal transactions, net	1,684	—	10,157	(403)	11,438
Other	8,305	3	34	343	8,685
Total other sources of revenue	19,397	3	13,026	424	32,850
Total revenue	$163,527	$16,586	$70,961	$696	$251,770

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
The Company had receivables related to revenue from contracts with customers of $22.7 million and $28.9 million at March 31, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2020.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.2 million and $408,000 at March 31, 2020 and December 31, 2019, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)
	As of
	March 31, 2020	December 31, 2019
Contract assets (receivables):
Commission (1)	$4,298	$2,824
Mutual fund income (2)	6,736	6,746
Advisory fees (3)	1,080	1,594
Bank deposit sweep income (4)	1,610	3,454
Investment banking fees (5)	4,392	9,284
Other	4,560	4,986
Total contract assets	$22,676	$28,888
Deferred revenue (payables):
Investment banking fees (6)	$289	$408
IRA fees (7)	1,906	—
Total deferred revenue	$2,195	$408

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fees earned but not yet received.

(6)	Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.

(7)	Fee received in advance on an annual basis.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

6.    Earnings per share
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2020	2019
Basic weighted average number of shares outstanding	12,895,729	13,020,344
Net dilutive effect of share-based awards, treasury method (1)	560,504	830,977
Diluted weighted average number of shares outstanding	13,456,233	13,851,321

Net income	$7,818	$11,194

Net income per share
Basic	$0.61	$0.86
Diluted	$0.58	$0.81
(1) For the three months ended March 31, 2020, the diluted net income per share computation does not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements (7,628 shares for the three months ended March 31, 2019).

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2020	December 31, 2019
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$102,844	$99,635
Receivable from brokers	37,588	19,024
Securities failed to deliver	26,694	7,173
Clearing organizations	28,463	36,269
Other	2,828	1,192
Total	$198,417	$163,293
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$181,745	$234,343
Payable to brokers	5,079	4,548
Securities failed to receive	45,593	14,603
Other	7,166	267,481
Total	$239,583	$520,975

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

8.    Fair value measurements
Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Valuation Techniques
A description of the valuation techniques applied, and inputs used in measuring the fair value of the Company's financial instruments is as follows:
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last ten years, the Company has bought back $140.2 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors. As of March 31, 2020, the Company had $2.3 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last ten years, the Company has purchased $102.3 million of ARS pursuant to these legal settlements and awards. As of March 31, 2020, the Company had one remaining commitment to purchase $3.7 million in ARS by July 2020.
As of March 31, 2020, the Company owned $26.3 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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
As of March 31, 2020, the Company had a valuation adjustment (unrealized loss) totaling $5.1 million which consists of $4.2 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and $887,000 for ARS purchase commitments from legal settlements and awards and settlements with regulators (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2020:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,164	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,815	1,399	N/A	N/A
	$4,979	$1,399

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.

(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$36,593	$—	$—	$36,593
Securities owned:
U.S. Treasury securities	156,304	—	—	156,304
U.S. Agency securities	2,642	9,854		12,496
Sovereign obligations	—	1,776	—	1,776
Corporate debt and other obligations	—	16,463	—	16,463
Mortgage and other asset-backed securities	—	2,243	—	2,243
Municipal obligations	—	45,448	—	45,448
Convertible bonds	—	21,781	—	21,781
Corporate equities	25,582	—	—	25,582
Money markets	917	—	—	917
Auction rate securities	—	26,336	—	26,336
Securities owned, at fair value	185,445	123,901	—	309,346
Derivative contracts:
TBAs	—	638	—	638
Total	$222,038	$124,539	$—	$346,577
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$10,679	$—	$—	$10,679
U.S. Agency securities	—	8	—	8
Sovereign obligations	—	1,389	—	1,389
Corporate debt and other obligations	—	5,131	—	5,131
Convertible bonds	—	3,880	—	3,880
Corporate equities	13,552	—	—	13,552
Securities sold but not yet purchased, at fair value	24,231	10,408	—	34,639
Derivative contracts:
Futures	1,161	—	—	1,161
Foreign exchange forward contracts	31	—	—	31
TBAs	—	643	—	643
ARS purchase commitments	—	887	—	887
Derivative contracts, total	1,192	1,530	—	2,722
Total	$25,423	$11,938	$—	$37,361

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$25,118	$—	$—	$25,118
Securities owned:
U.S. Treasury securities	613,030	—	—	613,030
U.S. Agency securities	19,917	15,974	—	35,891
Sovereign obligations	—	11,405	—	11,405
Corporate debt and other obligations	—	8,310	—	8,310
Mortgage and other asset-backed securities	—	2,697	—	2,697
Municipal obligations	—	40,260	—	40,260
Convertible bonds	—	29,816	—	29,816
Corporate equities	32,215	—	—	32,215
Money markets	781	—	—	781
Auction rate securities	—	25,314	—	25,314
Securities owned, at fair value	665,943	133,776	—	799,719
Total	$691,061	$133,776	$—	$824,837
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$52,882	$—	$—	$52,882
U.S. Agency securities	—	18	—	18
Sovereign obligations	—	6,405	—	6,405
Corporate debt and other obligations	—	664	—	664
Convertible bonds	—	—	—	—
Corporate equities	21,978	—	—	21,978
Securities sold but not yet purchased, at fair value	74,860	25,711	—	100,571
Derivative contracts:
Futures	267	—	—	267
Foreign exchange forward contracts	—	—	—	—
TBAs	—	124	—	124
ARS purchase commitments	—	1,023	—	1,023
Derivative contracts, total	267	1,147	—	1,414
Total	$75,127	$26,858	$—	$101,985

For the three months ended March 31, 2020, there were no balances or changes in Level 3 assets and liabilities.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of March 31, 2020:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$23,540	$23,540	$—	$—	$23,540
Deposits with clearing organization	82,987	82,987	—	—	82,987
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	102,844	—	102,844	—	102,844
Receivables from brokers	37,588	—	37,588	—	37,588
Securities failed to deliver	26,694	—	26,694	—	26,694
Clearing organizations	28,463	—	28,463	—	28,463
Other	2,833	—	2,833	—	2,833
	198,422	—	198,422	—	198,422
Receivable from customers	964,772	—	964,772	—	964,772
Notes receivable, net	44,960	—	44,960	—	44,960
Investments (1)	60,631	—	60,631	—	60,631

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$19,066	$19,066	$—	$—	$19,066
Bank call loans	203,100	—	203,100	—	203,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	181,745	—	181,745	—	181,745
Payable to brokers	5,079	—	5,079	—	5,079
Securities failed to receive	45,593	—	45,593	—	45,593
Other	6,005	—	6,005	—	6,005
	238,422	—	238,422	—	238,422
Payables to customers	413,646	—	413,646	—	413,646
Securities sold under agreements to repurchase	124,103	—	124,103	—	124,103
Senior secured notes	148,574	—	140,624	—	140,624

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2019:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$79,550	$79,550	$—	$—	$79,550
Deposits with clearing organization	23,297	23,297	—	—	23,297
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,635	—	99,635	—	99,635
Receivables from brokers	19,024	—	19,024	—	19,024
Securities failed to deliver	7,173	—	7,173	—	7,173
Clearing organizations	36,269	—	36,269	—	36,269
Other	1,316	—	1,316	—	1,316
	163,417	—	163,417	—	163,417
Receivable from customers	796,934	—	796,934	—	796,934
Notes receivable, net	43,670	—	43,670	—	43,670
Investments (1)	73,971	—	73,971	—	73,971

(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Payables to brokers, dealers and clearing organizations:
Securities loaned	$234,343	$—	$234,343	$—	$234,343
Payable to brokers	4,548	—	4,548	—	4,548
Securities failed to receive	14,603	—	14,603	—	14,603
Other	267,214	—	267,214	—	267,214
	520,708	—	520,708	—	520,708
Payables to customers	334,735	—	334,735	—	334,735
Securities sold under agreements to repurchase	287,265	—	287,265	—	287,265
Senior secured notes	150,000	—	154,988	—	154,988
Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2020, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of March 31, 2020 and December 31, 2019 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2020
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$18,900	$638
		$18,900	$638
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$1,555,000	$1,161
Other contracts	Foreign exchange forward contracts	800	31
Other contracts	TBAs	18,900	643
	ARS purchase commitments	6,074	887
		$1,580,774	$2,722

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
The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2020
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(8,093)
Other contracts	Foreign exchange forward contracts	Other revenue	2
	TBAs	Principal transactions revenue	(12)
	ARS purchase commitments	Principal transactions revenue	136
			$(7,967)

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
			$(586)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

9.    Collateralized transactions
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2020, the Company's bank call loans outstanding balance was $203.1 million ($nil as of December 31, 2019); such loans were collateralized by firm and/or customer securities with market values of approximately $31.7 million and $171.4 million, respectively, with commercial banks.
As of March 31, 2020, the Company had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $149.4 million under securities loan agreements.
As of March 31, 2020, the Company had pledged $484.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2020, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2020:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$135,870
Securities loaned:
Equity securities	181,745
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$317,615
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2020 and December 31, 2019:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2020
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$11,767	$(11,767)	$—	$—	$—	$—
Securities borrowed (1)	102,844	—	102,844	(97,039)	—	5,805
Total	$114,611	$(11,767)	$102,844	$(97,039)	$—	$5,805

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$135,870	$(11,767)	$124,103	$(123,506)	$—	$597
Securities loaned (2)	181,745	—	181,745	(174,038)	—	7,707
Total	$317,615	$(11,767)	$305,848	$(297,544)	$—	$8,304

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2019
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$55,927	$(55,927)	$—	$—	$—	$—
Securities borrowed (1)	99,635	—	99,635	(97,702)	—	1,933
Total	$155,562	$(55,927)	$99,635	$(97,702)	$—	$1,933

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$343,192	$(55,927)	$287,265	$(285,264)	$—	$2,001
Securities loaned (2)	234,343	—	234,343	(228,548)	—	5,795
Total	$577,535	$(55,927)	$521,608	$(513,812)	$—	$7,796

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2020, the Company did not have any repurchase agreements or reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2020, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $98.9 million ($96.3 million as of December 31, 2019) and $11.8 million ($55.8 million as of December 31, 2019), respectively, of which the Company has sold and re-pledged approximately $22.2 million ($19.3 million as of December 31, 2019) under securities loaned transactions and $11.8 million under repurchase agreements ($55.8 million as of December 31, 2019).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $150.5 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2020 ($357.1 million as of December 31, 2019).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2020 were receivables from four major U.S. broker-dealers totaling approximately $80.2 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2020 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2020, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

10.    Variable interest entities ("VIEs")
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of March 31, 2020 and December 31, 2019:

(Expressed in thousands)
	As of March 31, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$390,110	$—	$—	$—	$—

(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(Expressed in thousands)
	As of December 31, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$390,063	$259	$—	$—	$259

(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2020	December 31, 2019
6.75% Senior Secured Notes	7/1/2022	$148,574	$150,000
Unamortized Debt Issuance Cost		(432)	(485)
		$148,142	$149,515
6.75% Senior Secured Notes
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, the Parent completed an exchange offer in which the Parent exchanged 99.8% of its Unregistered Notes for a like principal amount of notes with identical terms except that such new notes had been registered under the Securities Act of 1933, as amended (the "Notes"). The Parent did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st, beginning January 1, 2018. On June 23, 2017, the Parent used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full its 8.75% Senior Secured Notes due April 15, 2018 (the "Old Notes") in the principal amount of $120.0 million, and pay all fees and expenses related thereto. The cost to issue the Notes was $4.3 million, of which $3.0 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The Company capitalized the remaining $1.3 million and is amortizing it over the term of the Notes.
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
The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of March 31, 2020, the Parent was in compliance with all of its covenants.
Interest expense for the three months ended March 31, 2020 on the Notes was $2.5 million ($3.4 million for the three months ended March 31, 2019).
The Company redeemed $50.0 million (25%) of the Notes on August 25, 2019 (the "Redemption Date") plus accrued and unpaid interest and incurred $1.9 million in costs associated with paying the associated Call Premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) during the third quarter of 2019. During the first quarter of 2020, the Company repurchased $1.4 million of the Notes and paid $22,807 of accrued and unpaid interest. The Company recorded a gain of $85,560 on the repurchase.
As of March 31, 2020, $148.6 million aggregate principal amount of the Notes remains outstanding.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

12.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2020	2019
Class A Stock outstanding, beginning of period	12,698,703	12,941,809
Issued pursuant to share-based compensation plans	321,541	61,091
Repurchased and canceled pursuant to the stock buy-back	(409,504)	(79,383)
Class A Stock outstanding, end of period	12,610,740	12,923,517
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

During the three months ended March 31, 2020, the Company purchased and canceled an aggregate of 409,504 shares of Class A Stock for a total consideration of $8.4 million ($20.60 per share) under this program. During the three months ended March 31, 2019, the Company purchased and canceled an aggregate of 79,383 shares of Class A Stock for a total consideration of $2.0 million ($25.64 per share) under this program. As of March 31, 2020, 180,031 shares remained available to be purchased under the new share repurchase program.

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

13.    Contingencies
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
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2020, the net capital of Oppenheimer as calculated under the Rule was $250.9 million or 18.72% of Oppenheimer's aggregate debit items. This was $224.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2020, Freedom had net capital of $5.0 million, which was $4.9 million in excess of the $100,000 required to be maintained at that date.
As of March 31, 2020, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 23.13% (required 4.5%);

•	Tier 1 Capital ratio 23.13% (required 6.0%); and

•	Total Capital ratio 23.13% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of March 31, 2020, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of March 31, 2020, the regulatory capital of Oppenheimer Investments Asia Limited was $2.2 million, which was $1.8 million in excess of the $387,020 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits.

The table below presents information about the reported revenue and income (loss) before income taxes of the Company for the three months ended March 31, 2020 and 2019. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2020	2019
Revenue
Private client (1)	$141,418	$163,527
Asset management (1)	19,276	16,586
Capital markets	75,542	70,961
Corporate/Other	(1,466)	696
Total	$234,770	$251,770
Income (loss) before income taxes
Private client (1)	$33,369	$42,834
Asset management (1)	4,305	2,242
Capital markets	(143)	(2,647)
Corporate/Other	(27,308)	(26,377)
Total	$10,223	$16,052

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2020 and 2019 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2020	2019
Americas	$220,805	$243,399
Europe/Middle East	12,367	7,669
Asia	1,598	702
Total	$234,770	$251,770

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

16.    Subsequent events
On May 1, 2020, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on May 29, 2020 to holders of Class A Stock and Class B Stock of record on May 15, 2020.

On January 30, 2020, the spread of COVID-19 was declared a Public Health Emergency of International Concern by the WHO. Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic.

We will continue to monitor the impact of COVID-19, but at the date of this report it is too early to determine the full impact this virus may have on the global financial markets and the overall economy. Should this emerging macro-economic risk continue for an extended period, there could be an adverse material financial impact to our businesses and investments, including a material reduction in our results of operations.

17.    Condensed consolidating financial information
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,950	$67	$21,523	$—	$23,540
Deposits with clearing organizations	—	—	119,580	—	119,580
Receivable from brokers, dealers and clearing organizations		—	198,417		198,417
Receivable from customers, net of allowance for credit losses of $528	—	—	964,772	—	964,772
Income tax receivable	43,061	16,068	(701)	(52,145)	6,283
Securities owned, including amounts pledged of $150,547 at fair value	—	1,339	308,007	—	309,346
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $31,188 and $3,908, respectively	—	—	44,960	—	44,960
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $96,742	—	21,741	8,905	—	30,646
Right-of-use lease assets, net of accumulated amortization of $31,398	—	149,929	6,026	85	156,040
Subordinated loan receivable	209	112,558	—	(112,767)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	144	1,368	114,547	1	116,060
Deferred tax assets	238	(9)	(733)	504	—
Investment in subsidiaries	737,510	598,905	—	(1,336,415)	—
Intercompany receivables	(43,139)	73,322	(3,850)	(26,333)	—
Total assets	$739,973	$975,688	$1,951,042	$(1,527,070)	$2,139,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$19,066	$—	$19,066
Bank call loans	—	—	203,100	—	203,100
Payable to brokers, dealers and clearing organizations	—	—	239,583	—	239,583
Payable to customers	—	—	413,646	—	413,646
Securities sold under agreements to repurchase	—	—	124,103	—	124,103
Securities sold but not yet purchased, at fair value	—	—	34,639	—	34,639
Accrued compensation	—	—	102,407	—	102,407
Income tax payable	2,440	22,189	27,516	(52,145)	—
Accounts payable and other liabilities	2,661	(10,294)	51,256	22	43,645
Lease liabilities	—	191,294	6,434	—	197,728
Senior secured notes, net of debt issuance cost of $432	148,142	—	—	—	148,142
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	(7,209)	33,546	507	26,844
Intercompany payables	—	26,335	—	(26,335)	—
Total liabilities	153,243	222,315	1,367,854	(190,509)	1,552,903
Stockholders' equity
Total stockholders' equity	586,730	753,373	583,188	(1,336,561)	586,730
Total liabilities and stockholders' equity	$739,973	$975,688	$1,951,042	$(1,527,070)	$2,139,633

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,811	$2,179	$72,560	$—	$79,550
Deposits with clearing organizations	—	—	48,415	—	48,415
Receivable from brokers, dealers and clearing organizations	—	—	158,231	5,062	163,293
Receivable from customers, net of allowance for credit losses of $451	—	—	796,934	—	796,934
Income tax receivable	42,556	16,469	—	(53,855)	5,170
Securities owned, including amounts pledged of $357,120 at fair value	—	1,352	798,367	—	799,719
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $38,355 and $3,673, respectively	—	—	43,670	—	43,670
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $94,773	—	22,537	8,840	—	31,377
Subordinated loan receivable	209	112,558	—	(112,767)	—
Right-of-use lease assets, net of accumulated amortization of $25,186	—	153,780	6,517	—	160,297
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	154	11,798	164,821	(10,432)	166,341
Deferred tax assets	4	7,048	2,449	(9,501)	—
Investment in subsidiaries	697,093	763,990	24,656	(1,485,739)	—
Intercompany receivables	2,875	67,923	—	(70,798)	—
Total assets	$747,702	$1,160,034	$2,295,049	$(1,738,030)	$2,464,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to brokers, dealers and clearing organizations	$—	$—	$520,975	$—	$520,975
Payable to customers	—	—	334,735	—	334,735
Securities sold under agreements to repurchase	—	—	287,265	—	287,265
Securities sold but not yet purchased, at fair value	—	—	100,571	—	100,571
Accrued compensation	—	—	207,358	—	207,358
Accounts payable and other liabilities	5,166	75	50,049	(10,565)	44,725
Lease liabilities	—	196,234	6,906	—	203,140
Income tax payable	—	40	703	(743)	—
Senior secured notes, net of debt issuance cost of $485	149,515	—	—	—	149,515
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	—	33,546	(9,797)	23,749
Intercompany payables	299	—	—	(299)	—
Total liabilities	154,980	196,349	1,654,666	(133,962)	1,872,033
Stockholders' equity
Total stockholders' equity	592,722	963,685	640,383	(1,604,068)	592,722
Total liabilities and stockholders' equity	$747,702	$1,160,034	$2,295,049	$(1,738,030)	$2,464,755

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$103,249	$—	$103,249
Advisory fees	—	—	86,518	(354)	86,164
Investment banking	—	—	25,728	—	25,728
Bank deposit sweep income	—	—	18,826	—	18,826
Interest	1	2,058	10,898	(2,067)	10,890
Principal transactions, net	—	(16)	(852)	—	(868)
Other	86	—	(9,301)	(4)	(9,219)
Total revenue	87	2,042	235,066	(2,425)	234,770
EXPENSES
Compensation and related expenses	314	—	157,362	—	157,676
Communications and technology	40	—	19,851	—	19,891
Occupancy and equipment costs	—	—	16,078	—	16,078
Clearing and exchange fees	—	—	5,659	—	5,659
Interest	2,530	—	6,088	(2,068)	6,550
Other	233	2	18,815	(357)	18,693
Total expenses	3,117	2	223,853	(2,425)	224,547
Income (loss) before income taxes	(3,030)	2,040	11,213	—	10,223
Income taxes	(740)	549	2,596	—	2,405
Net income (loss)	(2,290)	1,491	8,617	—	7,818

Equity in earnings of subsidiaries	10,108	8,617	—	(18,725)	—
Net income	7,818	10,108	8,617	(18,725)	7,818
Other comprehensive income	—	—	(537)	—	(537)
Total comprehensive income	$7,818	$10,108	$8,080	$(18,725)	$7,281

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$79,409	$—	$79,409
Advisory fees	—	—	73,982	(335)	73,647
Investment banking	—	—	28,043	—	28,043
Bank deposit sweep income	—	—	33,968	—	33,968
Interest	84	2,062	12,654	(2,073)	12,727
Principal transactions, net	—	49	11,389	—	11,438
Other	—	1	12,537	—	12,538
Total revenue	84	2,112	251,982	(2,408)	251,770
EXPENSES
Compensation and related expenses	445	—	159,910	—	160,355
Communications and technology	39	—	20,047	—	20,086
Occupancy and equipment costs	—	—	15,273	—	15,273
Clearing and exchange fees	—	—	5,332	—	5,332
Interest	3,375	—	11,685	(2,074)	12,986
Other	316	122	21,582	(334)	21,686
Total expenses	4,175	122	233,829	(2,408)	235,718
Income (loss) before income taxes	(4,091)	1,990	18,153	—	16,052
Income taxes	(1,343)	926	5,275	—	4,858
Net income (loss)	(2,748)	1,064	12,878	—	11,194

Equity in earnings of subsidiaries	13,942	12,883	—	(26,825)	—
Net income	11,194	13,947	12,878	(26,825)	11,194
Other comprehensive income	—	—	563	—	563
Total comprehensive income	$11,194	$13,947	$13,441	$(26,825)	$11,757

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$13,900	$(2,112)	$(252,811)	$—	$(241,023)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(1,326)	—	(1,326)
Cash used in investing activities	—	—	(1,326)	—	(1,326)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,561)	—	—	—	(1,561)
Repurchase of Class A non-voting common stock for cancellation	(8,434)	—	—	—	(8,434)
Repurchase of senior secured notes	(1,426)	—	—	—	(1,426)
Payments for employee taxes withheld related to vested share-based awards	(5,340)	—	—	—	(5,340)
Increase in bank call loans, net	—	—	203,100	—	203,100
Cash provided by (used in) financing activities	(16,761)	—	203,100	—	186,339
Net decrease in cash and cash equivalents	(2,861)	(2,112)	(51,037)	—	(56,010)
Cash and cash equivalents, beginning of the period	4,811	2,179	72,560	—	79,550
Cash and cash equivalents, end of the period	$1,950	$67	$21,523	$—	$23,540

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$799	$(214)	$14,742	$—	$15,327
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,448)	—	(3,448)
Cash used in investing activities	—	—	(3,448)	—	(3,448)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,432)	—	—	—	(1,432)
Issuance of Class A non-voting common stock	(2,035)	—	—	—	(2,035)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Decrease in bank call loans, net	—	—	(15,000)	—	(15,000)
Cash used in financing activities	(4,481)	—	(15,000)	—	(19,481)
Net decrease in cash and cash equivalents	(3,682)	(214)	(3,706)	—	(7,602)
Cash and cash equivalents, beginning of the period	53,526	3,826	33,323	—	90,675
Cash and cash equivalents, end of the period	$49,844	$3,612	$29,617	$—	$83,073

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. and its consolidated subsidiaries (together, the "Company", "we", "our" or "us"). The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this quarterly report.
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2020, we provided our services from 93 offices in 25 states located throughout the United States, with offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets under administration as of March 31, 2020 totaled $79.1 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At March 31, 2020, client assets under management ("AUM") totaled $28.0 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At March 31, 2020, the Company employed 2,946 employees (2,902 full-time and 44 part-time), of whom 1,029 were financial advisers.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisers in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are also focused on opportunities in our capital market businesses where we can acquire experienced personnel and/or business units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices.
We continuously invest in and improve our technology platform to support client service and to remain competitive while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our technology capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, investing in people and programs, while providing a platform with first class investment programs and services.
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
Impact of Interest Rates
The Federal Reserve Bank implemented a series of increases in its benchmark short-term interest rate between December 2015 and December 2018. These increases in short-term interest rates had a significant positive impact on our overall financial performance, as we have programs offered to our clients (for the investment of short-term funds as well as margin loans) which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities, increases in short-term interest rates generally result in an overall increase in our net earnings. While clients’ domestic cash sweep balances had decreased over the past several years as clients increased their allocations to other investments, that trend ended in the most recent quarter as market volatility drove client assets into our short-term cash sweep program and other "safe haven" assets.

While the Federal Reserve increased short-term interest rates over the last few years, market deposit rates paid on client cash balances were not impacted to as great a degree, resulting in an increase in fees the Company earned from FDIC insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances would likely have a negative impact on our earnings. During the year ended December 31, 2019, the Federal Reserve decreased its benchmark short-term interest rate three times by 0.25% (0.75% in total). During two separate unscheduled meetings in March 2020, the Federal Reserve lowered short-term interest rates by a total of 1.50%. Accordingly, the Company’s earnings during the first quarter of 2020 were negatively impacted by such decreases. The impact will be more significant on future periods as these indicative rates flow through the system.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

On January 30, 2020, the spread of the novel coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including the State of New York, where we are headquartered, have declared states of emergency. Our management is continuously monitoring the situation and providing frequent communications to both external clients and our employee partners. We have adopted enhanced cleaning practices in most of our offices, taken measures to restrict non-essential business travel and have practices in place to quarantine employees who may have been exposed to COVID-19, or show any relevant symptoms. Since early March 2020, the Company implemented a Business Continuity Plan whereby we have requested that the vast majority of our employees work remotely with only a few "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions are predicated on the continued facilitation of remote operations. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees.

EXECUTIVE SUMMARY
The Company reported net income of $7.8 million or $0.61 basic net income per share for the three months ended March 31, 2020 compared with net income of $11.2 million or $0.86 basic net income per share for the three months ended March 31, 2019. Income before income taxes was $10.2 million for the three months ended March 31, 2020 compared with income before income taxes of $16.1 million for the three months ended March 31, 2019. Revenue for the three months ended March 31, 2020 was $234.8 million compared with revenue of $251.8 million for the three months ended March 31, 2019, a decrease of 6.8%.
The performance of the financial markets during the first quarter of 2020 was a tale of two diametrical halves split almost equally. The quarter began with financial markets weathering the threat of war in the Middle East rallying to new highs by mid-February fueled by an easy monetary policy, 50-year record low unemployment, solid corporate earnings, and strong consumer confidence. On February 19, 2020, the S&P 500 index hit an all-time high of 3,386 while the CBOE Volatility Index ("VIX") stood at 14.38, well below its 20-year average of 19.7. Then, as a result of the realization of the seriousness of the COVID-19 Pandemic, the equity markets dramatically reversed course amidst extreme volatility and fell into “bear market territory” in record time. At its low point on March 23, 2020, the S&P 500 was down almost 34% from its all-time high as a reaction to COVID-19 Pandemic-related news and Federal and state government action taken to shut down the U.S. economy. The equities markets then rebounded from their lows during the last week in March in response to the Congressional passage of a $2 trillion economic rescue package and aggressive steps to further ease monetary policy by the Federal Reserve with the S&P 500 closing the quarter down 20%. During this period, the VIX rose sharply before hitting its peak of 82.69 on March 16, 2020 and ended the quarter at 53.54.

As the Federal government and many states began to pass regulatory mandates such as closures of non-essential businesses, "shelter-in place", school closures, and social distancing, economic conditions quickly worsened. The fall-out was widespread as financial market volatility increased, credit quality deteriorated, and liquidity concerns mounted. Unemployment quickly ramped up, amid broad declines in discretionary spending, increasing inventory levels and reduced manufacturing production due to decreased demand, and supply constraints resulting from decreased imports of essential parts from China. During the first quarter of 2020, energy stocks extended already significant declines as oil prices collapsed due to the impact of the abrupt halt to economic activity and as the price war between OPEC and Russia fueled a global oversupply of oil. In late March, oil prices hit an 18-year intraday low by dropping below $20 per barrel before ending the quarter at $20.28.

As the economic toll of the COVID-19 Pandemic began to take hold during the second half of the quarter, the bond market saw a flight to safety as the prices of bonds with credit risks, such as low investment grade and high-yield corporate bonds as well as emerging markets debt, declined significantly. Meanwhile concerns about state and local finances related to the impact of lower sales taxes and much higher expenditures in fighting the COVID-19 Pandemic resulted in dramatic selling of normally “safe” haven assets in municipal bonds. Global investors rushed to the safety of the U.S. government bond market. After beginning the year at 1.92%, the 10-Year Treasury Yield hit an intraday historic low of 0.32% in early March before ending the quarter at 0.70%.

In an effort to restore confidence, in an emergency meeting on Sunday March 16, 2020, the Federal Reserve announced it would cut its benchmark short-term interest rate by 100bps along with a $700 billion quantitative easing program. This followed a 50bps cut to short-term interest rates two weeks prior for a total 150bps decrease during the first quarter of 2020. The effective fed funds rate stood at 8bps at March 31, 2020 with a target range of 0bps to 25bps.

The operating results for the Company were solid up until mid-March when the impact of the COVID-19 Pandemic really began to take its toll on the U.S. economy. The largest impact on our results for the first quarter of 2020 was the decrease in short-term interest rates which had begun to take place in the latter part of 2019. This resulted in a decline of bank deposit sweep income of $15.1 million during the first quarter of 2020 when compared to the first quarter of 2019. We expect the impact to continue with short-term interest rates expected to remain near zero. Our investment banking area was also impacted by the COVID 19 Pandemic's effect on clients' risk appetite and the resulting cancellation of active mandates, although the area showed strong results through the first two months of the year. As a result of early strength in investment banking, results were limited to an 8% decrease. We sustained trading losses of less than $1 million during the period where the equities markets experienced extreme volatility and credit markets saw spreads widen substantially. Since the Company does not have a commercial lending business, we were fortunate to not have any losses due to credit write-downs.

Transaction-based commissions on both the retail and institutional sides were up significantly as clients repositioned their portfolios. Commission revenues ended the period up substantially at 30%. Also, our asset management fees were up 17% during the first quarter of 2020, based on values in client portfolios as of year-end.

As we enter the second quarter of 2020, the government-mandated shutdowns remain a major concern with no certainty around when the restrictions will begin to be lifted or when the economy may resume a normal pattern of growth. The longer these restrictions remain in place the more damage the economy will sustain which may result in an adverse financial impact on many U.S. businesses including the Company.

RESULTS OF OPERATIONS
The following table and discussion summarizes the changes in the major revenue and expense categories for the three months ended March 31, 2020 compared with the same period in 2019:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2020	2019	% Change
Revenue
Commissions	$103,249	$79,409	30.0
Advisory fees	86,164	73,647	17.0
Investment banking	25,728	28,043	(8.3)
Bank deposit sweep income	18,826	33,968	(44.6)
Interest	10,890	12,727	(14.4)
Principal transactions, net	(868)	11,438	*
Other	(9,219)	12,538	*
Total revenue	234,770	251,770	(6.8)
Expenses
Compensation and related expenses	157,676	160,355	(1.7)
Communications and technology	19,891	20,086	(1.0)
Occupancy and equipment costs	16,078	15,273	5.3
Clearing and exchange fees	5,659	5,332	6.1
Interest	6,550	12,986	(49.6)
Other	18,693	21,686	(13.8)
Total expenses	224,547	235,718	(4.7)
Income before income taxes	10,223	16,052	(36.3)
Income taxes	2,405	4,858	(50.5)
Net income	$7,818	$11,194	(30.2)
* Percentage not meaningful.

First Quarter 2020 compared to First Quarter 2019
Revenue
Commission revenue was $103.2 million for the three months ended March 31, 2020, an increase of 30.0% compared with $79.4 million for the three months ended March 31, 2019 due to the significant volatility in the equities markets resulting from the sharp sell-off during the first quarter of 2020.
Advisory fees were $86.2 million for the three months ended March 31, 2020, an increase of 17.0% compared with $73.6 million for the three months ended March 31, 2019. The increase in advisory fees was due to an increase in AUM at December 31, 2019 as a result of the increase in the equities markets and net new assets during the fourth quarter of 2019.
Investment banking revenue decreased 8.3% to $25.7 million for the three months ended March 31, 2020 compared with $28.0 million for the three months ended March 31, 2019.
Bank deposit sweep income was $18.8 million for the three months ended March 31, 2020, a decrease of 44.6% compared with $34.0 million for the three months ended March 31, 2019 due to lower short-term interest rates and lower client balances during the three months ended March 31, 2020.

Interest revenue was $10.9 million for the three months ended March 31, 2020, a decrease of 14.4% compared with $12.7 million for the three months ended March 31, 2019 due to lower margin revenue as a result of lower short-term interest rates during the three months ended March 31, 2020.

Principal transactions revenue was $868,000 (loss) for the three months ended March 31, 2020, compared with $11.4 million for the three months ended March 31, 2019, due primarily to unrealized losses on securities underlying deferred compensation obligations and treasury futures contracts as well as realized losses in municipal trading.
Other revenue was $9.2 million (loss) for the three months ended March 31, 2020, compared to $12.5 million for the three months ended March 31, 2019 primarily due to the decrease in cash surrender value of the Company's life insurance policies during the three months ended March 31, 2020.
Expenses
Compensation and related expenses totaled $157.7 million during the three months ended March 31, 2020, a decrease of 1.7% compared with the three months ended March 31, 2019. The decrease was due to lower deferred and share-based compensation costs partially offset by higher salaries and production-related compensation costs during the three months ended March 31, 2020. The Company recorded a credit to compensation and related expenses of $3.4 million related to its OARs plan due to the price of its Class A Stock decreasing from $27.48 at the end of the fourth quarter of 2019 to $19.76 at the end of the first quarter of 2020. Compensation and related expenses as a percentage of revenue was 67.2% during the three months ended March 31, 2020 compared with 63.7% during the three months ended March 31, 2019.
Non-compensation expenses were $66.9 million during the three months ended March 31, 2020, a decrease of 11.3% compared with $75.4 million during the three months ended March 31, 2019 due primarily to lower legal and regulatory costs, conference and seminar costs, and interest costs partially offset by higher occupancy and equipment costs and external portfolio management costs during in the first quarter of 2020 .
The effective income tax rate for the three months ended March 31, 2020 was 23.5%, 6.8% lower when compared with 30.3% for the three months ended March 31, 2019. The lower effective tax rate for the first quarter of 2020 was primarily due to tax windfalls related to the vesting of restricted stock awards during the first quarter of 2020 as well as a lower estimate of non-deductible items for the 2020 year.
BUSINESS SEGMENTS
The table below presents information about the reported revenue and income (loss) before income taxes of the Company's reportable business segments for the three months ended March 31, 2020 and 2019:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2020	2019	% Change
Revenue
Private Client	$141,418	$163,527	(13.5)
Asset Management	19,276	16,586	16.2
Capital Markets	75,542	70,961	6.5
Corporate/Other	(1,466)	696	*
Total	$234,770	$251,770	(6.8)
Income (loss) before income taxes
Private Client	$33,369	$42,834	(22.1)
Asset Management	4,305	2,242	92.0
Capital Markets	(143)	(2,647)	94.6
Corporate/Other	(27,308)	(26,377)	(3.5)
Total	$10,223	$16,052	(36.3)
* Percentage not meaningful

Private Client
Private Client reported revenue of $141.4 million for the first quarter of 2020, 13.5% lower than the first quarter of 2019 due to lower bank deposit sweep income, and decreases in the cash surrender value of Company-owned life insurance partially offset by higher commissions and asset management fees during the first quarter of 2020. Income before income taxes was $33.4 million for the first quarter of 2020, a decrease of 22.1% compared with the first quarter of 2019.

•	Client assets under administration were $79.1 billion at March 31, 2020 compared with $90.1 billion at December 31, 2019, a decrease of 12.2%.

•	Financial adviser headcount was 1,029 at the end of the first quarter of 2020, down from 1,062 at the end of the first quarter of 2019.

•	Retail commissions were $56.9 million for the first quarter of 2020, an increase of 20.9% from the first quarter of 2019.

•
Advisory fee revenue on traditional and alternative managed products was $66.9 million for the first quarter of 2020, an increase of 17.3% from the first quarter of 2019 (see Asset Management below for further information). The increase in advisory fees was due to an increase in assets under management ("AUM") at December 31, 2019 as a result of the increase in the equities markets and net new assets during the fourth quarter of 2019.

Asset Management
Asset Management reported revenue of $19.3 million for the first quarter of 2020, 16.2% higher than the first quarter of 2019 due to higher AUM at December 31, 2019, which is the basis for advisory fees earned during the first quarter of 2020, as a result of the increase in the equities markets and net new assets during the fourth quarter of 2019. Income before income taxes was $4.3 million for the first quarter of 2020, an increase of 92.0% compared with the first quarter of 2019 due to higher AUM at December 31, 2019.

•
Advisory fee revenue on traditional and alternative managed products was $19.3 million for the first quarter of 2020, an increase of 16.2% from the first quarter of 2019 primarily due to higher AUM at December 31, 2019.

•
Advisory fees are calculated based on the value of client AUM at the end of the prior quarter which totaled $32.1 billion at December 31, 2019 ($26.7 billion at December 31, 2018) and are allocated between the Private Client and Asset Management business segments.

•
AUM decreased 5.1% to $28.0 billion at March 31, 2020 compared with $29.5 billion at March 31, 2019, which is the basis for advisory fee billings for the second quarter of 2020. The decrease in AUM was comprised of lower asset values of $2.8 billion on existing client holdings and a positive net contribution of assets of $1.3 billion.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2020:

(Expressed in millions)
	For the Three Months Ended March 31, 2020
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$27,454	$1,995	$(1,410)	$(4,689)	$23,350
Institutional Fixed Income (2)	771	4	(10)	(22)	743
Alternative Investments:
Hedge funds (3)	3,190	104	(223)	97	3,168
Private Equity Funds (4)	284	23	(7)	9	309
Portfolio Enhancement Program (5)	414	8	—	—	422
	$32,113	$2,134	$(1,650)	$(4,605)	$27,992

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
Capital Markets
Capital Markets reported revenue of $75.5 million for the first quarter of 2020, 6.5% lower than the first quarter of 2019 primarily due to higher commissions partially offset by lower trading income and investment banking revenue. Loss before income taxes was $143,000 for the first quarter of 2020 compared with loss before income taxes of $2.6 million for the first quarter of 2019.

•
Institutional equities commissions increased 29.6% to $30.5 million for the first quarter of 2020 compared with the first quarter of 2019 due to the significant volatility in the equities markets resulting from the sharp sell-off during the period.

•
Advisory fees earned from investment banking activities decreased 41.3% to $9.8 million for the first quarter of 2020 compared with $16.7 million for the first quarter of 2019 due to a significant slowdown in M&A activity from the economic fallout related to the COVID-19 Pandemic during the first quarter of 2020.

•	Equities underwriting fees increased 10.7% to $8.3 million for the first quarter of 2020 compared with $7.5 million for the first quarter of 2019.

•
Revenue from taxable fixed income increased to $22.2 million during the first quarter of 2020 from $16.5 million during the first quarter of 2019 due to higher commissions partially offset by lower trading income.

•
Revenue from public finance and municipal trading decreased to $2.2 million during the first quarter of 2020 from $5.2 million during the first quarter of 2019 primarily due to lower trading income partially offset by higher gross credits from municipal trading.

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

During the three months ended March 31, 2020, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2020, total assets decreased by 13.2% from December 31, 2019. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Refinancing" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2020, the Company had $203.1 million of such borrowings outstanding compared to outstanding borrowings of $nil at December 31, 2019. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.1 million and $387,020, respectively, at March 31, 2020. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.2 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. In accordance with the Tax Cuts and Jobs Act ("TCJA"), we will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.
Refinancing
On June 23, 2017, in a private offering, we issued $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms except that such new notes had been registered under the Securities Act of 1933. We did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st. We used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full our 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.

On March 30, 2020, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and changed its outlook to stable from positive. On August 19, 2019, Moody's Corporation upgraded the Company's Corporate Family to a ‘B1’ rating and affirmed its 'B1' rating on the Notes and changed its outlook to stable.
On August 25, 2019, the Company redeemed a total of $50.0 million (25%) aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% (“Call Premium”) of the principal amount redeemed, plus accrued and unpaid interest thereon to the redemption date. During the first quarter of 2020, the Company repurchased $1.4 million of the Notes and paid $22,807 of accrued and unpaid interest. The Company recorded a gain of $85,560 on the repurchase.
As of March 31, 2020, $148.6 million aggregate principal amount of the Notes remains outstanding. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $4.5 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2020 ($3.7 million for the three months ended March 31, 2019) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At March 31, 2020, the Company had $203.1 million of bank call loans ($nil at December 31, 2019). The average daily bank loan outstanding for the three months ended March 31, 2020 was $61.8 million ($15.8 million for the three months ended March 31, 2019). The largest daily bank loan outstanding for the three months ended March 31, 2020 was $324.3 million ($76.9 million for the three months ended March 31, 2019).
At March 31, 2020, securities loan balances totaled $181.7 million ($234.3 million at December 31, 2019 and $232.4 million at March 31, 2019). The average daily securities loan balance outstanding for the three months ended March 31, 2020 was $220.0 million ($219.7 million at March 31, 2019). The largest daily stock loan balance for the three months ended March 31, 2020 was $292.0 million ($209.5 million at March 31, 2019).
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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2020, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.

At March 31, 2020, the gross balances of reverse repurchase agreements and repurchase agreements were $11.8 million and $135.9 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2020 was $103.7 million and $468.7 million, respectively ($101.1 million and $369.0 million, respectively, for the three months ended March 31, 2019). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2020 was $237.0 million and $780.0 million, respectively ($228.2 million and $891.0 million, respectively, for the three months ended March 31, 2019).
At March 31, 2020, the gross leverage ratio was 3.6.
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $57.0 million as of March 31, 2020.
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

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2020	2019
Cash (used in) provided by operating activities	$(241,023)	$15,327
Cash used in investing activities	(1,326)	(3,448)
Cash provided by (used in) financing activities	186,339	(19,481)
Net decrease in cash and cash equivalents	$(56,010)	$(7,602)
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
During the recent period of high volatility, we have seen increased calls for deposits collateral by industry utilities such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. All such requirements have been met in the ordinary course with available collateral.
OFF-BALANCE SHEET ARRANGEMENTS
Information concerning our off-balance sheet arrangements is included in note 8 to the condensed consolidated financial statements appearing in Item 1. Such information is hereby incorporated by reference. Also, see "Risk Factors — The Company may continue to be significantly affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as well as Part II, Item 1A "Risk Factors" elsewhere herein for additional details.

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of March 31, 2020:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$282,036	$41,945	$72,275	$58,414	$109,402
Committed Capital (3)	1,399	1,399	—	—	—
Senior Secured Notes (4)(5)	173,673	10,028	163,645	—	—
ARS Purchase Commitments (3)	6,074	5,667	407
Total	$463,182	$59,039	$236,327	$58,414	$109,402

(1)	See note 4 to the condensed consolidated financial statements for additional information.

(2)	Includes interest liability of $73.1 million.

(3)	See note 13 to the condensed consolidated financial statements for additional information.

(4)	See note 11 to the condensed consolidated financial statements for additional information.

(5)	Includes interest payable of $25.1 million through maturity.
CYBERSECURITY
For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — The Company may be exposed to damage to its business or its reputation by cybersecurity incidents" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information.

Given the importance of the protection of client data, regulators have developed increased oversight of cybersecurity planning and protections that broker-dealers and other financial service providers have implemented. Such planning and protection are subject to the SEC's and FINRA's oversight and examination on a periodic or targeted basis. We expect that regulatory oversight will intensify, as a result of publicly announced data breaches by other organizations involving tens of millions of items of personally identifiable information. We continue to implement protections and adopt procedures to address the risks posed by the current information technology environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases may be required in the future, in anticipation of increases in the sophistication and persistency of such attacks. As more of our employees have begun working remotely, we have increased our surveillance practices and adapted more stringent programs to protect client data as well as to protect our infrastructure. There can be no guarantee that our cybersecurity efforts will be successful in discovering or preventing a security breach.

REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On April 18, 2018, the SEC announced its proposed "Regulation Best Interest," a package of rulemakings and interpretations that address customers' relationships with investment advisers and broker-dealers.
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Securities Exchange Act of 1934. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI is June 30, 2020. In addition to passing Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
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
As a result of the business disruptions caused by the COVID 19 Pandemic, industry representatives sought an extension of the Reg BI compliance date of June 30, 2020. To date the SEC has given no indication that it plans to extend such date.
The Company has reviewed its business practices and operating models in light of the Reg BI Rules and continues to make structural and operational changes to our business in anticipation of the June 30, 2020 compliance effective date of the Reg BI Rules.
Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” herein for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information on regulatory capital requirements.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s proposed “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation and threats of default by the Federal government, and (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xviv) risks related to the severity and duration of the COVID-19 pandemic; the pandemic’s impact on the U.S. and global economies; and Federal, state and local governmental responses to the pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as well as "Risk Factors" in Part II, Item 1A below.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2020, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Securities Exchange Act of 1934 . Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
While the ultimate resolution of routine pending litigation, regulatory and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the Company does not believe that the resolution of these matters will have a material adverse effect on its condensed consolidated balance sheet and statement of cash flows. However, the Company's results of operations could be materially affected during any period if liabilities in that period differ from prior estimates.
Notwithstanding the foregoing, an adverse result in any of the matters set forth below or multiple adverse results in arbitrations, litigations or regulatory proceedings currently filed or to be filed against the Company, could have a material adverse effect on the Company's results of operations and financial condition, including its cash position.
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting 'Forward-Looking Statements'" in Part I and Item 2 and "Risk Factors" in Part II, Item 1A elsewhere herein.
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
Auction Rate Securities Matters
For a number of years, the Company offered auction rate securities ("ARS") to its clients. A significant portion of the market in ARS 'failed' in February 2008 due to credit market conditions, and dealers were no longer willing or able to purchase the imbalance between supply and demand for ARS. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed nineteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 27, 2019. As of March 31,
2020, the Company had purchased and holds (net of redemptions) $30.6 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. As of March 31, 2020, the Company has $2.3 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through March 31, 2020 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2019, for additional details of the agreements with the MSD and NYAG.
As of March 31, 2020, the Company has one remaining commitment to purchase $3.7 million in ARS by July 2020 as a result of a legal settlement.

Item 1A. RISK FACTORS

In addition to the risk factors identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company has identified the following as an additional risk factor. The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients' operations, which could have an adverse effect on our business, financial condition and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•     Employees contracting COVID-19
•     Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations
•     Unavailability of key personnel necessary to conduct our business activities
•     Unprecedented volatility in global financial markets
•     Reductions in revenue across our operating businesses
•     Delay in planned entry into, or expansion of, investments or projects in China and surrounding areas
•    Closure of our offices or the offices of our clients
•     De-globalization

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees' ability to provide customer support and service. The ongoing COVID-19 Pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our and our consolidated subsidiaries' business, operations, consolidated financial condition, and consolidated results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the first quarter of 2020, the Company issued 321,541 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 1st day of May 2020.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)