Form 10-Q
period 2020-06-30
OPPENHEIMER HOLDINGS INC
filed 2020-07-30
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 30, 2020 was 12,465,084 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$51,237	$79,550
Deposits with clearing organizations	90,536	48,415
Receivable from brokers, dealers and clearing organizations	315,947	163,293
Receivable from customers, net of allowance for credit losses of $493 ($451 in 2019)	860,140	796,934
Income tax receivable	1,789	5,170
Securities owned, including amounts pledged of $357,323 ($357,120 in 2019), at fair value	502,029	799,719
Notes receivable, net of accumulated amortization and allowance for uncollectibles of$34,022 and $3,903 respectively ($38,355 and $3,673, respectively, in 2019)	44,114	43,670
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $98,885 ($94,773 in 2019)	30,418	31,377
Right-of-use lease assets, net of accumulated amortization of $37,597 ($25,186 in 2019)	160,358	160,297
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	137,760	166,341
Total assets	$2,364,317	$2,464,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$37,374	$—
Bank call loans	13,000	—
Payable to brokers, dealers and clearing organizations	216,111	520,975
Payable to customers	416,914	334,735
Securities sold under agreements to repurchase	154,155	287,265
Securities sold but not yet purchased, at fair value	356,589	100,571
Accrued compensation	146,988	207,358
Accounts payable and other liabilities	43,219	44,725
Lease liabilities	202,028	203,140
Senior secured notes, net of debt issuance costs of $384 ($485 in 2019)	148,190	149,515
Deferred tax liabilities, net of deferred tax assets of $38,404 ($43,630 in 2019)	28,612	23,749
Total liabilities	1,763,180	1,872,033
Commitments and contingencies (note 13)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,445,479 and 12,698,703 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	40,784	46,424
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019	133	133
	40,917	46,557
Contributed capital	39,140	47,406
Retained earnings	519,376	496,998
Accumulated other comprehensive income	1,704	1,761
Total stockholders' equity	601,137	592,722
Total liabilities and stockholders' equity	$2,364,317	$2,464,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2020	2019	2020	2019
REVENUE
Commissions	$101,636	$80,896	$204,885	$160,305
Advisory fees	75,981	80,707	162,145	154,354
Investment banking	46,186	32,006	71,914	60,049
Bank deposit sweep income	7,122	31,830	25,948	65,798
Interest	6,220	13,550	17,110	26,277
Principal transactions, net	12,064	3,045	11,196	14,483
Other	15,521	8,901	6,302	21,439
Total revenue	264,730	250,935	499,500	502,705
EXPENSES
Compensation and related expenses	179,594	155,783	337,270	316,138
Communications and technology	21,324	20,499	41,215	40,585
Occupancy and equipment costs	15,334	15,573	31,412	30,846
Clearing and exchange fees	6,191	5,678	11,850	11,010
Interest	2,890	13,192	9,440	26,178
Other	16,133	22,819	34,826	44,505
Total expenses	241,466	233,544	466,013	469,262
Pre-tax income	23,264	17,391	33,487	33,443
Income taxes	5,615	5,016	8,020	9,874
Net income	$17,649	$12,375	$25,467	$23,569

Earnings per share
Basic	$1.40	$0.95	$1.99	$1.81
Diluted	$1.34	$0.89	$1.92	$1.70

Weighted average shares
Basic	12,640,463	12,976,235	12,768,096	12,998,168
Diluted	13,124,655	13,861,753	13,269,494	13,857,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2020	2019	2020	2019
Net income	$17,649	$12,375	$25,467	$23,569
Other comprehensive income (loss), net of tax
Currency translation adjustment	480	361	(57)	924
Comprehensive income	$18,129	$12,736	$25,410	$24,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except per share amounts)	2020	2019	2020	2019
Share capital
Balance at beginning of period	$44,306	$52,519	$46,557	$53,392
Issuance of Class A non-voting common stock	443	—	6,626	1,162
Repurchase of Class A non-voting common stock for cancellation	(3,832)	(4,317)	(12,266)	(6,352)
Balance at end of period	40,917	48,202	40,917	48,202
Contributed capital
Balance at beginning of period	37,945	41,489	47,406	41,776
Share-based expense	1,757	2,137	3,819	4,026
Vested employee share plan awards	(562)	—	(12,085)	(2,176)
Balance at end of period	39,140	43,626	39,140	43,626
Retained earnings
Balance at beginning of period	503,255	459,751	496,998	449,989
Net income	17,649	12,375	25,467	23,569
Dividends paid	(1,528)	(1,433)	(3,089)	(2,865)
Balance at end of period	519,376	470,693	519,376	470,693
Accumulated other comprehensive income
Balance at beginning of period	1,224	728	1,761	165
Currency translation adjustment	480	361	(57)	924
Balance at end of period	1,704	1,089	1,704	1,089
Total stockholders' equity	$601,137	$563,610	$601,137	$563,610

Dividends paid per share	$0.12	$0.11	$0.24	$0.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2020	2019
Cash flows from operating activities
Net income	$25,467	$23,569
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	4,120	3,602
Deferred income taxes	4,853	1,081
Amortization of notes receivable	5,797	6,469
Amortization of debt issuance costs	97	129
Write-off of debt issuance costs	4	—
Provision for credit losses	(42)	34
Share-based compensation	2,395	6,384
Amortization of right-of-use lease assets	12,411	12,892
Gain on repurchase of senior secured notes	(86)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(42,121)	2,187
Receivable from brokers, dealers and clearing organizations	(152,654)	(1,438)
Receivable from customers	(63,164)	(86,838)
Income tax receivable	3,381	1,014
Securities purchased under agreements to resell	—	251
Securities owned	297,690	(157,786)
Notes receivable	(6,241)	(5,824)
Other assets	28,524	(19,359)
Increase (decrease) in operating liabilities:
Drafts payable	37,374	1,108
Payable to brokers, dealers and clearing organizations	(304,864)	129,512
Payable to customers	82,179	(10,862)
Income taxes payable	—	849
Securities sold under agreements to repurchase	(133,110)	37,619
Securities sold but not yet purchased	256,018	70,533
Accrued compensation	(58,946)	(38,827)
Accounts payable and other liabilities	(14,995)	(14,290)
Cash used in operating activities	(15,913)	(37,991)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(3,161)	(6,941)
Proceeds from the settlement of Company-owned life insurance	—	695
Cash used in investing activities	(3,161)	(6,246)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,089)	(2,865)
Repurchase of Class A non-voting common stock for cancellation	(12,266)	(6,352)
Payments for employee taxes withheld related to vested share-based awards	(5,458)	(1,014)
Repurchase of senior secured notes	(1,426)	—
Increase in bank call loans, net	13,000	35,100
Cash used in (provided by) financing activities	(9,239)	24,869
Net decrease in cash and cash equivalents	(28,313)	(19,368)
Cash and cash equivalents, beginning of period	79,550	90,675
Cash and cash equivalents, end of period	$51,237	$71,307

Schedule of non-cash financing activities
Employee share plan issuance	$10,582	$1,706

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$14,727	$25,830
Cash paid during the period for income taxes, net	$1,049	$7,326
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the six-month period ended June 30, 2020 are not necessarily indicative of the results to be expected for any future interim or annual period.

On January 30, 2020, the spread of the novel coronavirus ("COVID-19") was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic (the "COVID-19 Pandemic"). The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. The COVID-19 Pandemic coupled with the current market volatility has created an economic environment which may have significant accounting and financial reporting implications.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The disruption of businesses around the globe due to COVID-19 may be a "trigger event" for companies to reassess valuation and accounting estimates and assumptions such as, impairment of goodwill, valuation allowances of deferred tax assets, fair value of investments and collectability of receivables. We have reviewed the assumptions on which we value our goodwill, as well as valuation allowances on certain assets and the collectability of our receivables as of June 30, 2020 none of which resulted in any impairment or write off.

On March 27, 2020, Congress approved and the President signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 Pandemic. The Company evaluated several significant business tax provisions, such as net operating losses and employee retention credits and determined that there was no significant impact on the Company.

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

As of June 30, 2020, the Company has $44.1 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisers and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and six months ended June 30, 2020 no adjustments were made to the expected loss rate for these factors. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a collectible (pool) basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2020, the uncollected balance of defaulted notes was $5.3 million and the allowance for uncollectibles was $3.9 million. The allowance for uncollectibles consisted of $2.9 million related to defaulted notes balances (five years and older) and $972,000 (under five years) using an expected loss rate of 40.9%.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of origination as of June 30, 2020:

(Expressed in thousands)
As of June 30, 2020

2020	$—
2019	555
2018	186
2017	762
2016	875
2015 and prior	2,931
Total	$5,309

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended June 30, 2020:

(Expressed in thousands)
	For the Three Months Ended	For the Six Months Ended (1)
	June 30, 2020

Beginning balance	$3,908	$3,673
Additions and other adjustments	(5)	230
Ending balance	$3,903	$3,903

(1) Beginning balance on January 1, 2020 upon adoption of ASU 2016-13
4.    Leases

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The depreciable life of assets and leasehold improvements is limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2020, the Company had right-of-use operating lease assets of $160.4 million (net of accumulated amortization of $37.6 million) which are comprised of real estate leases of $157.4 million (net of accumulated amortization of $34.8 million) and equipment leases of $3.0 million (net of accumulated amortization of $2.8 million). As of June 30, 2020, the Company had operating lease liabilities of $202.0 million which are comprised of real estate lease liabilities of $199.0 million and equipment lease liabilities of $3.0 million. As of June 30, 2020, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right-of-use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of June 30, 2020.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019

Weighted average remaining lease term (in years)	8.13	8.31
Weighted average discount rate	7.48%	7.89%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2020 and 2019 which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$5,724	$5,712	$11,464	$12,044
Real estate leases - Interest expense	3,844	4,204	7,755	7,647
Equipment leases - Right-of-use lease asset amortization	474	474	947	939
Equipment leases - Interest expense	52	57	106	114

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of June 30, 2020 and December 31, 2019 are as follows:

(Expressed in thousands)
	As of
	June 30, 2020	December 31, 2019
2020	$21,171	$42,585
2021	39,465	37,531
2022	35,476	33,416
2023	32,691	31,187
2024	28,604	27,234
After 2025	115,290	108,098
Total lease payments	$272,697	$280,051
Less interest	(70,669)	(76,911)
Present value of lease liabilities	$202,028	$203,140

As of June 30, 2020, the Company had $2.2 million of additional operating leases that have not yet commenced ($11.1 million as of December 31, 2019).
5.    Revenue from contracts with customers
Revenue from contracts with customers is recognized when, or as, the Company satisfies its performance obligations by transferring the promised goods or services to customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring the Company's progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period when uncertainties are expected to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.

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
Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client AUM exceeds a specified benchmark return or other performance targets over a 12-month measurement period. Performance fees are considered variable as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the funds' year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months and six months ended June 30, 2020 and 2019:

(Expressed in thousands)	For the Three Months Ended June 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$41,805	$—	$51,337	$—	$93,142
Mutual fund income	8,490	—	2	3	8,495
Advisory fees	58,465	17,507	—	10	75,982
Investment banking - capital markets	3,470	—	35,472	—	38,942
Investment banking - advisory	—	—	7,244	—	7,244
Bank deposit sweep income	7,122	—	—	—	7,122
Other	3,132	—	646	4	3,782
Total revenue from contracts with customers	122,484	17,507	94,701	17	234,709
Other sources of revenue:
Interest	5,134	5	1,027	54	6,220
Principal transactions, net	2,656	—	9,512	(104)	12,064
Other	11,551	3	30	153	11,737
Total other sources of revenue	19,341	8	10,569	103	30,021
Total revenue	$141,825	$17,515	$105,270	$120	$264,730

(Expressed in thousands)	For the Three Months Ended June 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$37,026	$—	$33,736	$4	$70,766
Mutual fund income	10,124	1	1	4	10,130
Advisory fees	62,080	18,617	2	8	80,707
Investment banking - capital markets	4,262	—	14,699	—	18,961
Investment banking - advisory	—	—	13,045	—	13,045
Bank deposit sweep income	31,830	—	—	—	31,830
Other	3,526	—	522	1,537	5,585
Total revenue from contracts with customers	148,848	18,618	62,005	1,553	231,024
Other sources of revenue:
Interest	9,639	—	3,459	452	13,550
Principal transactions, net	538	—	6,312	(3,805)	3,045
Other	2,903	4	43	366	3,316
Total other sources of revenue	13,080	4	9,814	(2,987)	19,911
Total revenue	$161,928	$18,622	$71,819	$(1,434)	$250,935

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$88,910	$—	$97,624	$20	$186,554
Mutual fund income	18,317	3	5	7	18,332
Advisory fees	125,348	36,777	2	19	162,146
Investment banking - capital markets	7,420	—	47,414	—	54,834
Investment banking - advisory	—	—	17,080	—	17,080
Bank deposit sweep income	25,948	—	—	—	25,948
Other	6,263	—	1,286	105	7,654
Total revenue from contracts with customers	272,206	36,780	163,411	151	472,548
Other sources of revenue:
Interest	12,814	5	3,851	440	17,110
Principal transactions, net	(59)	—	13,496	(2,241)	11,196
Other	(1,718)	6	54	304	(1,354)
Total other sources of revenue	11,037	11	17,401	(1,497)	26,952
Total revenue	$283,243	$36,791	$180,812	$(1,346)	$499,500

(Expressed in thousands)	For the Six Months Ended June 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$74,502	$—	$66,052	$7	$140,561
Mutual fund income	19,738	(5)	2	9	19,744
Advisory fees	119,124	35,206	7	17	154,354
Investment banking - capital markets	7,011	—	23,292	—	30,303
Investment banking - advisory	—	—	29,746	—	29,746
Bank deposit sweep income	65,798	—	—	—	65,798
Other	6,805	—	841	1,793	9,439
Total revenue from contracts with customers	292,978	35,201	119,940	1,826	449,945
Other sources of revenue:
Interest	19,047	—	6,294	936	26,277
Principal transactions, net	2,222	—	16,469	(4,208)	14,483
Other	11,208	7	77	708	12,000
Total other sources of revenue	32,477	7	22,840	(2,564)	52,760
Total revenue	$325,455	$35,208	$142,780	$(738)	$502,705

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
The Company had receivables related to revenue from contracts with customers of $29.9 million and $28.9 million at June 30, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2020.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.9 million and $408,000 at June 30, 2020 and December 31, 2019, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	June 30, 2020	December 31, 2019
Contract assets (receivables):
Commission (1)	$3,519	$2,824
Mutual fund income (2)	6,168	6,746
Advisory fees (3)	1,129	1,594
Bank deposit sweep income (4)	790	3,454
Investment banking fees (5)	13,592	9,284
Other	4,671	4,986
Total contract assets	$29,869	$28,888
Deferred revenue (payables):
Investment banking fees (6)	$659	$408
IRA fees (7)	1,270	—
Total deferred revenue	$1,929	$408

(1)	Commission recorded on trade date but not yet settled.

(2)	Mutual fund income earned but not yet received.

(3)	Management and performance fees earned but not yet received.

(4)	Fees earned from FDIC-insured bank deposit program but not yet received.

(5)	Underwriting revenue and advisory fees earned but not yet received.

(6)	Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.

(7)	Fee received in advance on an annual basis.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

6.    Earnings per share
Basic earnings per share is computed by dividing net income over the weighted average number of shares of Class A non-voting common stock ("Class A Stock") and Class B voting common stock ("Class B Stock") outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and options to purchase Class A Stock and unvested restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average number of shares outstanding	12,640,463	12,976,235	12,768,096	12,998,168
Net dilutive effect of share-based awards, treasury method (1)	484,192	885,518	501,398	859,448
Diluted weighted average number of shares outstanding	13,124,655	13,861,753	13,269,494	13,857,616

Net income	$17,649	$12,375	$25,467	$23,569

Earnings per share
Basic	$1.40	$0.95	$1.99	$1.81
Diluted	$1.34	$0.89	$1.92	$1.70
(1) For both the three and six months ended June 30, 2020, the diluted earnings per share computation does not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements (7,628 shares for both the three and six months ended June 30, 2019).

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2020	December 31, 2019
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$126,888	$99,635
Receivable from brokers	28,119	19,024
Securities failed to deliver	24,717	7,173
Clearing organizations	31,361	36,269
Other	104,862	1,192
Total	$315,947	$163,293
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$204,339	$234,343
Payable to brokers	352	4,548
Securities failed to receive	11,528	14,603
Other	(108)	267,481
Total	$216,111	$520,975

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD and, together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last ten years, the Company has bought back $141.4 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors. As of June 30, 2020, the Company had $2.4 million of ARS remaining to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last ten years, the Company has purchased $106.1 million of ARS pursuant to these legal settlements and awards. The Company has completed its ARS purchase obligations under such legal settlements and awards.
As of June 30, 2020, the Company owned $29.6 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and the legal settlements and awards referred to above.
Valuation
The Company’s ARS owned and ARS purchase commitments referred to above have, for the most part, been subject to issuer tender offers. As a result, the Company has valued the ARS securities owned and the ARS purchase commitments at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities. The ARS purchase commitments related to the settlements with the Regulators are considered derivative assets or liabilities. The ARS purchase commitments represent the difference between the principal value and the fair value of the ARS the Company is committed to purchase. The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. However, an increase or decrease of short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary.

As of June 30, 2020, the Company had a valuation adjustment (unrealized loss) totaling $5.1 million which consists of $4.8 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and $332,000 for ARS purchase commitments from settlements with the Regulators (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2020:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,089	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,627	1,238	N/A	N/A
	$4,716	$1,238

(1)	Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.

(2)	Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$35,125	$—	$—	$35,125
Securities owned:
U.S. Treasury securities	317,509	—	—	317,509
U.S. Agency securities	14,106	6,397	—	20,503
Sovereign obligations	—	4,675	—	4,675
Corporate debt and other obligations	2,238	14,587	—	16,825
Mortgage and other asset-backed securities	—	2,437	—	2,437
Municipal obligations	—	60,403	—	60,403
Convertible bonds	—	17,851	—	17,851
Corporate equities	30,734	—	—	30,734
Money markets	1,526	—	—	1,526
Auction rate securities	—	—	29,566	29,566
Securities owned, at fair value	366,113	106,350	29,566	502,029
Derivative contracts:
TBAs	—	32	—	32
Total	$401,238	$106,382	$29,566	$537,186
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$304,632	$—	$—	$304,632
U.S. Agency securities	—	1,361	—	1,361
Sovereign obligations	—	3,561	—	3,561
Corporate debt and other obligations	1,768	7,837	—	9,605
Convertible bonds	—	11,015	—	11,015
Corporate equities	26,415	—	—	26,415
Securities sold but not yet purchased, at fair value	332,815	23,774	—	356,589
Derivative contracts:
Futures	397	—	—	397
Foreign exchange forward contracts	17	—	—	17
TBAs	—	40	—	40
ARS purchase commitments	—	—	332	332
Derivative contracts, total	414	40	332	786
Total	$333,229	$23,814	$332	$357,375

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$25,118	$—	$—	$25,118
Securities owned:
U.S. Treasury securities	613,030	—	—	613,030
U.S. Agency securities	19,917	15,974	—	35,891
Sovereign obligations	—	11,405	—	11,405
Corporate debt and other obligations	—	8,310	—	8,310
Mortgage and other asset-backed securities	—	2,697	—	2,697
Municipal obligations	—	40,260	—	40,260
Convertible bonds	—	29,816	—	29,816
Corporate equities	32,215	—	—	32,215
Money markets	781	—	—	781
Auction rate securities	—	25,314	—	25,314
Securities owned, at fair value	665,943	133,776	—	799,719
Total	$691,061	$133,776	$—	$824,837
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$52,882	$—	$—	$52,882
U.S. Agency securities	—	18	—	18
Sovereign obligations	—	6,405	—	6,405
Corporate debt and other obligations	—	664	—	664
Mortgage and other asset-backed securities	—	18,624	—	18,624
Corporate equities	21,978	—	—	21,978
Securities sold but not yet purchased, at fair value	74,860	25,711	—	100,571
Derivative contracts:
Futures	267	—	—	267
TBAs	—	124	—	124
ARS purchase commitments	—	1,023	—	1,023
Derivative contracts, total	267	1,147	—	1,414
Total	$75,127	$26,858	$—	$101,985

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2020 and 2019:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1) (2)	—	—	—	—	29,566	29,566

Liabilities
ARS Purchase Commitments (1) (3)	—	—	—	—	332	332
(1) Transferred to Level 3 of the fair value hierarchy due to the illiquid nature of the securities as result of the length of time since the last tender offer.
(2) Represents auction rate securities that failed in the auction rate market.
(3) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2019
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1) (2)	21,700	—	—	(350)	(21,350)	—
Investments	104	2	—	—	(106)	—
(1) Transferred to Level 2 of the fair value hierarchy as a result of recent tender offer activities.
(2) Represents auction rate securities that failed in the auction rate market.
(3) Included in principal transactions in the condensed consolidated statement of income, except for gains from investments which are included in other income in the condensed consolidated statement of income.
(4) Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1) (2)	—	—	—	—	29,566	29,566

Liabilities
ARS Purchase Commitments (1) (3)	—	—	—	—	332	332
(1) Transferred to Level 3 of the fair value hierarchy due to the illiquid nature of the securities as result of the length of time since the last tender offer.
(2) Represents auction rate securities that failed in the auction rate market.
(3) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2019
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1) (2)	21,699	1	—	(350)	(21,350)	—
Investments	101	5	—	—	(106)	—
(1) Transferred to Level 2 of the fair value hierarchy as a result of recent tender offer activities.
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

Assets and liabilities not measured at fair value as of June 30, 2020:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$51,237	$51,237	$—	$—	$51,237
Deposits with clearing organization	55,411	55,411	—	—	55,411
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	126,888	—	126,888	—	126,888
Receivables from brokers	28,119	—	28,119	—	28,119
Securities failed to deliver	24,717	—	24,717	—	24,717
Clearing organizations	31,361	—	31,361	—	31,361
Other	104,870	—	104,870	—	104,870
	315,955	—	315,955	—	315,955
Receivable from customers	860,140	—	860,140	—	860,140
Notes receivable, net	44,114	—	44,114	—	44,114
Investments (1)	72,103	—	72,103	—	72,103

(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$37,374	$37,374	$—	$—	$37,374
Bank call loans	13,000	—	13,000	—	13,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	204,339	—	204,339	—	204,339
Payable to brokers	352	—	352	—	352
Securities failed to receive	11,528	—	11,528	—	11,528
Other	(505)	—	(505)	—	(505)
	215,714	—	215,714	—	215,714
Payables to customers	416,914	—	416,914	—	416,914
Securities sold under agreements to repurchase	154,155	—	154,155	—	154,155
Senior secured notes	148,574	—	151,231	—	151,231

Assets and liabilities not measured at fair value as of December 31, 2019:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$79,550	$79,550	$—	$—	$79,550
Deposits with clearing organization	23,297	23,297	—	—	23,297
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,635	—	99,635	—	99,635
Receivables from brokers	19,024	—	19,024	—	19,024
Securities failed to deliver	7,173	—	7,173	—	7,173
Clearing organizations	36,269	—	36,269	—	36,269
Other	1,316	—	1,316	—	1,316
	163,417	—	163,417	—	163,417
Receivable from customers	796,934	—	796,934	—	796,934
Notes receivable, net	43,670	—	43,670	—	43,670
Investments (1)	73,971	—	73,971	—	73,971

(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Payables to brokers, dealers and clearing organizations:
Securities loaned	$234,343	$—	$234,343	$—	$234,343
Payable to brokers	4,548	—	4,548	—	4,548
Securities failed to receive	14,603	—	14,603	—	14,603
Other	267,214	—	267,214	—	267,214
	520,708	—	520,708	—	520,708
Payables to customers	334,735	—	334,735	—	334,735
Securities sold under agreements to repurchase	287,265	—	287,265	—	287,265
Senior secured notes	150,000	—	154,988	—	154,988

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2020, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of June 30, 2020 and December 31, 2019 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2020
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$15,550	$32
		$15,550	$32
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$2,285,000	$397
Other contracts	Foreign exchange forward contracts	200	17
Other contracts	TBAs	15,550	40
	ARS purchase commitments	2,376	332
		$2,303,126	$786

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and six months ended June 30, 2020 and 2019:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2020
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(252)
Other contracts	Foreign exchange forward contracts	Other revenue	20
	TBAs	Principal transactions revenue	(2)
	ARS purchase commitments	Principal transactions revenue	555
			$321

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
			$(1,830)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2020
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(8,346)
Other contracts	Foreign exchange forward contracts	Other revenue	22
	TBAs	Principal transactions revenue	(14)
	ARS purchase commitments	Principal transactions revenue	691
			$(7,647)

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
The Company obtains short-term borrowings primarily through bank call loans with commercial banks. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2020, the Company's bank call loans outstanding balance was $13.0 million ($0 as of December 31, 2019); such loans were collateralized by firm's securities with market values of approximately $17.0 million.
As of June 30, 2020, the Company had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $178.1 million under securities loan agreements.
As of June 30, 2020, the Company had pledged $364.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2020, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2020:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$382,005
Securities loaned:
Equity securities	204,339
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$586,344

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2020 and December 31, 2019:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2020
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$227,850	$(227,850)	$—	$—	$—	$—
Securities borrowed (1)	126,888	—	126,888	(123,282)	—	3,606
Total	$354,738	$(227,850)	$126,888	$(123,282)	$—	$3,606

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$382,005	$(227,850)	$154,155	$(153,701)	$—	$454
Securities loaned (2)	204,339	—	204,339	(202,253)	—	2,086
Total	$586,344	$(227,850)	$358,494	$(355,954)	$—	$2,540

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2019
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$55,927	$(55,927)	$—	$—	$—	$—
Securities borrowed (1)	99,635	—	99,635	(97,702)	—	1,933
Total	$155,562	$(55,927)	$99,635	$(97,702)	$—	$1,933

(1)	Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$343,192	$(55,927)	$287,265	$(285,264)	$—	$2,001
Securities loaned (2)	234,343	—	234,343	(228,548)	—	5,795
Total	$577,535	$(55,927)	$521,608	$(513,812)	$—	$7,796

(2)	Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2020, the Company did not have any repurchase agreements or reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2020, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $123.2 million ($96.3 million as of December 31, 2019) and $227.9 million ($55.8 million as of December 31, 2019), respectively, of which the Company has sold and re-pledged approximately $22.3 million ($19.3 million as of December 31, 2019) under securities loaned transactions and $227.9 million under repurchase agreements ($55.8 million as of December 31, 2019).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $357.3 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2020 ($357.1 million as of December 31, 2019).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2020 were receivables from three major U.S. broker-dealers totaling approximately $76.9 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2020 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2020, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

10.    Variable interest entities ("VIEs")
The Company's policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE.
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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of June 30, 2020 and December 31, 2019:

(Expressed in thousands)
	As of June 30, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$512,910	$—	$—	$—	$—

(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(Expressed in thousands)
	As of December 31, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$390,063	$259	$—	$—	$259

(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2020	December 31, 2019
6.75% Senior Secured Notes	7/1/2022	$148,574	$150,000
Unamortized Debt Issuance Cost		(384)	(485)
		$148,190	$149,515

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
The Notes provide for events of default including, among other things, nonpayment, breach of covenants and bankruptcy. The Parent's obligations under the Notes are guaranteed by certain of the Parent's subsidiaries and are secured by a first-priority security interest in substantially all of the assets of the Parent and the subsidiary's guarantors. These guarantees and the collateral may be shared, on a pari passu basis, under certain circumstances, with debt incurred. As of June 30, 2020, the Parent was in compliance with all of its covenants.
Interest expense for the three and six months ended June 30, 2020 on the Notes was $2.5 million and $5.0 million, respectively ($3.4 million and $6.8 million for the three and six months ended June 30, 2019).
The Company redeemed $50.0 million (25%) of the Notes on August 25, 2019 (the "Redemption Date") plus accrued and unpaid interest and incurred $1.9 million in costs associated with paying the associated Call Premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) during the third quarter of 2019. During the first quarter of 2020, the Company repurchased $1.4 million of the Notes and paid $22,807 of accrued and unpaid interest. The Company recorded a gain of $85,560 on the repurchase during the first quarter of 2020.
As of June 30, 2020, $148.6 million aggregate principal amount of the Notes remains outstanding.

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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Class A Stock outstanding, beginning of period	12,610,740	12,923,517	12,698,703	12,941,809
Issued pursuant to share-based compensation plans	25,783	—	347,324	61,091
Repurchased and canceled pursuant to the stock buy-back	(191,044)	(167,209)	(600,548)	(246,592)
Class A Stock outstanding, end of period	12,445,479	12,756,308	12,445,479	12,756,308
Stock buy-back
On May 15, 2020, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 530,000 shares of the Company's Class A Stock, representing approximately 4.2% of its 12,636,523 then issued and outstanding shares of Class A Stock. This authorization supplemented the 98,625 shares that remained authorized and available under the Company's previous share repurchase program for a total of 628,625 shares authorized and available for repurchase at May 15, 2020.

During the three months ended June 30, 2020, the Company purchased and canceled an aggregate of 191,044 shares of Class A Stock for a total consideration of $3.8 million ($20.06 per share) under this program. During the six months ended June 30, 2020, the Company purchased and canceled an aggregate of 600,548 shares of Class A Stock for a total consideration of $12.3 million ($20.42 per share) under this program. As of June 30, 2020, 518,987 shares remained available to be purchased under the new share repurchase program.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $4.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

14.	Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2020, the net capital of Oppenheimer as calculated under the Rule was $251.3 million or 21.83% of Oppenheimer's aggregate debit items. This was $228.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2020, Freedom had net capital of $5.0 million, which was $4.9 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2020, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:

•	Common Equity Tier 1 ratio 23.36% (required 4.5%);

•	Tier 1 Capital ratio 23.36% (required 6.0%); and

•	Total Capital ratio 31.15% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of June 30, 2020, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of June 30, 2020, the regulatory capital of Oppenheimer Investments Asia Limited was $3.1 million, which was $2.7 million in excess of the $387,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2020, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and six months ended June 30, 2020 and 2019. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Private client (1)	$141,825	$161,928	$283,243	$325,455
Asset management (1)	17,515	18,622	36,791	35,208
Capital markets	105,270	71,819	180,812	142,780
Corporate/Other	120	(1,434)	(1,346)	(738)
Total	$264,730	$250,935	$499,500	$502,705
Pre-Tax Income (Loss)
Private client (1)	$24,349	$43,416	$57,718	$86,250
Asset management (1)	3,983	5,318	8,288	7,560
Capital markets	22,322	(1,801)	22,179	(4,448)
Corporate/Other	(27,390)	(29,542)	(54,698)	(55,919)
Total	$23,264	$17,391	$33,487	$33,443

(1)	Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2020 and 2019 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Americas	$249,093	$242,464	$469,898	$485,863
Europe/Middle East	13,757	7,666	26,124	15,335
Asia	1,880	805	3,478	1,507
Total	$264,730	$250,935	$499,500	$502,705

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

16.    Subsequent events
On July 30, 2020, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on August 27, 2020 to holders of Class A Stock and Class B Stock of record on August 13, 2020.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$267	$185	$50,785	$—	$51,237
Deposits with clearing organizations	—	—	90,536	—	90,536
Receivable from brokers, dealers and clearing organizations		—	315,947	—	315,947
Receivable from customers, net of allowance for credit losses of $493	—	—	860,140	—	860,140
Income tax receivable	44,125	15,371	(702)	(57,005)	1,789
Securities owned, including amounts pledged of $357,323 at fair value	—	1,422	500,607	—	502,029
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $34,022 and $3,903, respectively	—	—	44,114	—	44,114
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $98,885	—	21,761	8,657	—	30,418
Right-of-use lease assets, net of accumulated amortization of $37,597	—	155,192	5,166	—	160,358
Subordinated loan receivable	209	112,558	—	(112,767)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	179	1,368	136,216	(3)	137,760
Deferred tax assets	—	(26)	(2,414)	2,440	—
Investment in subsidiaries	757,878	620,581	(4)	(1,378,455)	—
Intercompany receivables	(50,836)	72,619	4,553	(26,336)	—
Total assets	$751,822	$1,001,431	$2,183,190	$(1,572,126)	$2,364,317
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$37,374	$—	$37,374
Bank call loans	—	—	13,000	—	13,000
Payable to brokers, dealers and clearing organizations	—	—	216,111	—	216,111
Payable to customers	—	—	416,914	—	416,914
Securities sold under agreements to repurchase	—	—	154,155	—	154,155
Securities sold but not yet purchased, at fair value	—	—	356,589	—	356,589
Accrued compensation	—	—	146,988	—	146,988
Income tax payable	2,440	22,189	32,376	(57,005)	—
Accounts payable and other liabilities	55	(10,305)	53,449	20	43,219
Lease liabilities	—	196,604	5,424	—	202,028
Senior secured notes, net of debt issuance cost of $384	148,190	—	—	—	148,190
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	(7,377)	33,546	2,443	28,612
Intercompany payables	—	26,335	—	(26,335)	—
Total liabilities	150,685	227,446	1,578,484	(193,435)	1,763,180
Stockholders' equity
Total stockholders' equity	601,137	773,985	604,706	(1,378,691)	601,137
Total liabilities and stockholders' equity	$751,822	$1,001,431	$2,183,190	$(1,572,126)	$2,364,317

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$101,636	$—	$101,636
Advisory fees	—	—	76,330	(349)	75,981
Investment banking	—	—	46,186	—	46,186
Bank deposit sweep income	—	—	7,122	—	7,122
Interest	1	2,058	6,240	(2,079)	6,220
Principal transactions, net	—	65	11,999	—	12,064
Other	9	—	15,512	—	15,521
Total revenue	10	2,123	265,025	(2,428)	264,730
EXPENSES
Compensation and related expenses	306	—	179,288	—	179,594
Communications and technology	43	—	21,281	—	21,324
Occupancy and equipment costs	—	—	15,334	—	15,334
Clearing and exchange fees	—	—	6,191	—	6,191
Interest	2,506	—	2,462	(2,078)	2,890
Other	219	3	16,261	(350)	16,133
Total expenses	3,074	3	240,817	(2,428)	241,466
Pre-tax income (loss)	(3,064)	2,120	24,208	—	23,264
Income taxes	(826)	546	5,895	—	5,615
Net income (loss)	(2,238)	1,574	18,313	—	17,649

Equity in earnings of subsidiaries	19,887	18,313	—	(38,200)	—
Net income	17,649	19,887	18,313	(38,200)	17,649
Other comprehensive income	—	—	480	—	480
Total comprehensive income	$17,649	$19,887	$18,793	$(38,200)	$18,129

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$80,896	$—	$80,896
Advisory fees	—	—	81,067	(360)	80,707
Investment banking	—	—	32,006	—	32,006
Bank deposit sweep income	—	—	31,830	—	31,830
Interest	91	2,060	13,473	(2,074)	13,550
Principal transactions, net	—	40	3,005	—	3,045
Other	—	1	8,899	1	8,901
Total revenue	91	2,101	251,176	(2,433)	250,935
EXPENSES
Compensation and related expenses	380	—	155,402	1	155,783
Communications and technology	52	—	20,447	—	20,499
Occupancy and equipment costs	—	—	15,573	—	15,573
Clearing and exchange fees	—	—	5,678	—	5,678
Interest	3,375	—	11,890	(2,073)	13,192
Other	234	122	22,824	(361)	22,819
Total expenses	4,041	122	231,814	(2,433)	233,544
Pre-tax income (loss)	(3,950)	1,979	19,362	—	17,391
Income taxes	(995)	510	5,501	—	5,016
Net income (loss)	(2,955)	1,469	13,861	—	12,375

Equity in earnings of subsidiaries	15,330	13,861	—	(29,191)	—
Net income	12,375	15,330	13,861	(29,191)	12,375
Other comprehensive income	—	—	361	—	361
Total comprehensive income	$12,375	$15,330	$14,222	$(29,191)	$12,736

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$204,885	$—	$204,885
Advisory fees	—	—	162,848	(703)	162,145
Investment banking	—	—	71,914	—	71,914
Bank deposit sweep income	—	—	25,948	—	25,948
Interest	2	4,116	17,138	(4,146)	17,110
Principal transactions, net	—	49	11,147	—	11,196
Other	95	—	6,211	(4)	6,302
Total revenue	97	4,165	500,091	(4,853)	499,500
EXPENSES
Compensation and related expenses	620	—	336,650	—	337,270
Communications and technology	83	—	41,132	—	41,215
Occupancy and equipment costs	—	—	31,412	—	31,412
Clearing and exchange fees	—	—	11,850	—	11,850
Interest	5,036	—	8,550	(4,146)	9,440
Other	452	5	35,076	(707)	34,826
Total expenses	6,191	5	464,670	(4,853)	466,013
Pre-tax income (loss)	(6,094)	4,160	35,421	—	33,487
Income taxes	(1,566)	1,095	8,491	—	8,020
Net income (loss)	(4,528)	3,065	26,930	—	25,467

Equity in earnings of subsidiaries	29,995	26,930	—	(56,925)	—
Net income	25,467	29,995	26,930	(56,925)	25,467
Other comprehensive income	—	—	(57)	—	(57)
Total comprehensive income	$25,467	$29,995	$26,873	$(56,925)	$25,410

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$160,305	$—	$160,305
Advisory fees	—	—	155,049	(695)	154,354
Investment banking	—	—	60,049	—	60,049
Bank deposit sweep income	—	—	65,798	—	65,798
Interest	175	4,122	26,127	(4,147)	26,277
Principal transactions, net	—	101	14,394	(12)	14,483
Other	—	2	21,436	1	21,439
Total revenue	175	4,225	503,158	(4,853)	502,705
EXPENSES
Compensation and related expenses	825	—	315,318	(5)	316,138
Communications and technology	91	—	40,494	—	40,585
Occupancy and equipment costs	—	—	30,846	—	30,846
Clearing and exchange fees	—	—	11,010	—	11,010
Interest	6,750	—	23,575	(4,147)	26,178
Other	550	244	44,412	(701)	44,505
Total expenses	8,216	244	465,655	(4,853)	469,262
Pre-tax income (loss)	(8,041)	3,981	37,503	—	33,443
Income taxes	(2,338)	1,436	10,776	—	9,874
Net income (loss)	(5,703)	2,545	26,727	—	23,569

Equity in earnings of subsidiaries	29,272	26,726	—	(55,998)	—
Net income	23,569	29,271	26,727	(55,998)	23,569
Other comprehensive income	—	—	924	—	924
Total comprehensive income	$23,569	$29,271	$27,651	$(55,998)	$24,493

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by (used in) operating activities	$17,695	$(1,994)	$(31,614)	$—	$(15,913)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,161)	—	(3,161)
Cash used in investing activities	—	—	(3,161)	—	(3,161)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,089)	—	—	—	(3,089)
Repurchase of Class A non-voting common stock for cancellation	(12,266)	—	—	—	(12,266)
Repurchase of senior secured notes	(1,426)	—	—	—	(1,426)
Payments for employee taxes withheld related to vested share-based awards	(5,458)	—	—	—	(5,458)
Increase in bank call loans, net	—	—	13,000	—	13,000
Cash provided by (used in) financing activities	(22,239)	—	13,000	—	(9,239)
Net decrease in cash and cash equivalents	(4,544)	(1,994)	(21,775)	—	(28,313)
Cash and cash equivalents, beginning of the period	4,811	2,179	72,560	—	79,550
Cash and cash equivalents, end of the period	$267	$185	$50,785	$—	$51,237

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash used in operating activities	$(5,060)	$(3,351)	$(29,580)	$—	$(37,991)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(6,941)	—	(6,941)
Cash used in investing activities	—	—	(6,246)	—	(6,246)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(2,865)	—	—	—	(2,865)
Issuance of Class A non-voting common stock	(6,352)	—	—	—	(6,352)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Decrease in bank call loans, net	—	—	35,100	—	35,100
Cash provided by (used in) financing activities	(10,231)	—	35,100	—	24,869
Net decrease in cash and cash equivalents	(15,291)	(3,351)	(726)	—	(19,368)
Cash and cash equivalents, beginning of the period	53,526	3,826	33,323	—	90,675
Cash and cash equivalents, end of the period	$38,235	$475	$32,597	$—	$71,307

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2020, we provided our services from 93 offices in 25 states located throughout the United States, with offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of June 30, 2020 totaled $89.7 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial adviser direct programs. At June 30, 2020, client assets under management ("AUM") totaled $32.7 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At June 30, 2020, the Company employed 2,921 employees (2,871 full-time and 50 part-time), of whom 1,029 were financial advisers.

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
We continuously invest in and improve our technology platform to support client service and to remain competitive while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our technology capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
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
Impact of Interest Rates
The Federal Reserve Bank implemented a series of increases in its benchmark short-term interest rate between December 2015 and December 2018. These increases in short-term interest rates had a significant positive impact on our overall financial performance, as we offered programs to our clients (for the investment of short-term funds as well as margin loans) which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities, increases in short-term interest rates generally result in an overall increase in our net earnings. While clients’ domestic cash sweep balances had decreased over the past several years as clients increased their allocations to other investments, that trend reversed in the most recent quarter as market volatility drove client assets into our short-term cash sweep program and other "safe haven" assets.

While the Federal Reserve increased short-term interest rates over the last few years, market deposit rates paid on client cash balances were not impacted to as great a degree, resulting in an increase in fees the Company earned from FDIC insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances have a negative impact on our earnings. Over the past twelve months, the Federal Reserve has reduced its benchmark rate a number of times including during two separate unscheduled meetings in March 2020, when the Federal Reserve lowered short-term interest rates by a total of 1.50%. Accordingly, the Company’s earnings during the first and second quarters of 2020 were negatively impacted by such decreases. The impact will continue to be significant in future periods as these indicative rates flow through the system.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

On January 30, 2020, the spread of the novel coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including the State of New York, where we are headquartered, declared states of emergency. Our management is continuously monitoring the situation and providing frequent communications to both clients and our employee partners. We have adopted enhanced cleaning practices and other health protocols in most of our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. Since early March 2020, the Company executed on its Business Continuity Plan whereby we have requested that the vast majority of our employees work remotely with only a few "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is predicated on the continued facilitation of remote operations. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Recent outbreaks in various states indicate that the COVID-19 Pandemic will continue to impact the economy, and by extension our business, well into 2021. We currently anticipate that a large number of our employees will continue to work remotely for the indefinite future.

EXECUTIVE SUMMARY

The operating results of the Company demonstrated the resiliency of the franchise and our balance sheet, capital, and liquidity remain strong during these unprecedented times. While our employees navigate new working arrangements, whether remotely or in a less populated office environment, the Company's associates were able to work productively and contribute to what turned out to be a very solid quarter, both in terms of revenue and profit, given the headwinds created by a very low interest rate environment. Continued volatility in the equity markets and huge demand for capital raising led to stronger than expected operating results for the period.

Investment banking led the way with a significant increase in the number of equity underwriting transactions in May and June. We also saw substantially increased activity in fixed income, both taxable and municipal finance, including higher public finance issuances. This helped offset lower M&A activity during the quarter. The broader equities markets saw the largest quarterly increase in two decades contributing to higher retail and institutional commission revenue as investors reacted to very high levels of volatility. The recovery in asset values also contributed to record assets under management at June 30, 2020, which will drive advisory fee revenue for the third quarter of 2020. A continuation of market volatility and robust capital markets activity would drive positive operating results for the last half of the year.

RESULTS OF OPERATIONS
The Company reported net income of $17.6 million or $1.40 basic earnings per share for the three months ended June 30, 2020 compared with net income of $12.4 million or $0.95 basic earnings per share for the three months ended June 30, 2019. Pre-tax income was $23.3 million for the three months ended June 30, 2020 compared with pre-tax income of $17.4 million for the three months ended June 30, 2019. Revenue for the three months ended June 30, 2020 was $264.7 million compared with revenue of $250.9 million for the three months ended June 30, 2019, an increase of 5.5%.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2020	2Q-2019	Change	% Change
Revenue	$264,730	$250,935	$13,795	5.5
Compensation expense	$179,594	$155,783	$23,811	15.3
Non-compensation expense	$61,872	$77,761	$(15,889)	(20.4)
Pre-Tax Income	$23,264	$17,391	$5,873	33.8
Income Taxes	$5,615	$5,016	$599	11.9
Net Income	$17,649	$12,375	$5,274	42.6

Earnings per share (basic)	$1.40	$0.95	$0.45	47.4
Earnings per share (diluted)	$1.34	$0.89	$0.45	50.6

Book Value Per Share	$47.92	$43.84	$4.08	9.3
Tangible Book Value Per Share	$34.37	$30.62	$3.75	12.2

CAUA ($ billions)	$89.7	$87.3	$2.4	2.7
AUM ($ billions)	$32.7	$30.2	$2.5	8.3
Highlights

•	Revenue increased 5.5% during the period driven by robust underwriting revenue, increased institutional equities and fixed income sales and trading activity, and higher retail investor participation.

•
Compensation expense increased 15.3% due to higher production, incentive, and deferred compensation costs resulting from higher incentive compensation tied to commissionable revenue and asset values underlying deferred compensation programs.

•
Compensation expense as a percentage of revenue was higher at 67.8% during the current period versus 62.1% last year due to substantially lower bank deposit sweep income which has no associated compensation costs.

•	Book value and tangible book value per share reached record levels at June 30, 2020.

•	Private Client pre-tax profit margins were 17.2% reflecting strong underlying business fundamentals.

•	AUM reached a record level at June 30, 2020.

•	Investment banking had its best quarter since the fourth quarter of 2010 with revenue of $46.2 million.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and six months ended June 30, 2020 and 2019:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Private Client	$141,825	$161,928	(12.4)	$283,243	$325,455	(13.0)
Asset Management	17,515	18,622	(5.9)	36,791	35,208	4.5
Capital Markets	105,270	71,819	46.6	180,812	142,780	26.6
Corporate/Other	120	(1,434)	*	(1,346)	(738)	82.4
Total	$264,730	$250,935	5.5	$499,500	$502,705	(0.6)

Pre-Tax Income (Loss)
Private Client	$24,349	$43,416	(43.9)	$57,718	$86,250	(33.1)
Asset Management	3,983	5,318	(25.1)	8,288	7,560	9.6
Capital Markets	22,322	(1,801)	*	22,179	(4,448)	*
Corporate/Other	(27,390)	(29,542)	7.3	(54,698)	(55,919)	(2.2)
Total	$23,264	$17,391	33.8	$33,487	$33,443	0.1
* Percentage not meaningful

Private Client
Private Client reported revenue of $141.8 million for the second quarter of 2020, 12.4% lower than the second quarter of 2019 primarily due to lower bank deposit sweep income. Pre-tax income was $24.3 million for the second quarter of 2020, a decrease of 43.9% compared with the second quarter of 2019.

('000s, except Financial advisor headcount or otherwise indicated)
	2Q-2020	2Q-2019	Change	% Change
Revenue	$141,825	$161,928	$(20,103)	(12.4)
Retail commissions	$50,295	$47,150	$3,145	6.7
Advisory fee revenue	$58,465	$62,080	$(3,615)	(5.8)
Bank deposit sweep income	$7,122	$31,830	$(24,708)	(77.6)
Interest	$5,134	$9,639	$(4,505)	(46.7)
Other	$20,809	$11,229	$9,580	85.3

Total Expenses	$117,476	$118,513	$(1,037)	(0.9)
Compensation	$90,512	$85,540	$4,972	5.8
Non-compensation	$26,964	$32,973	$(6,009)	(18.2)

Client Asset Under Administration (billions)	$89.7	$87.3	$2.4	2.7
Cash Sweep Balances (billions)	$6.3	$5.0	$1.3	26.0
Financial Advisor Headcount	1,029	1,036	(7)	(0.7)

•	Retail commissions were $50.3 million for the second quarter of 2020, an increase of 6.7% from the second quarter of 2019 due to increased volatility and client participation.

•
Advisory fee revenue on traditional and alternative managed products was $58.5 million for the second quarter of 2020, a decrease of 5.8% from the second quarter of 2019 (see Asset Management below for further information).

•	Bank deposit sweep income decreased $24.7 million or 77.6% from a year ago due to lower short-term interest rates partially offset by higher average cash sweep balances.

•	Interest revenue declined 46.7% from a year ago due to lower short-term interest rates partially offset by higher average margin balances.

•	Other revenue increased 85.3% primarily due to increases in the cash surrender value of company-owned life insurance policies.

•	Compensation expenses increased 5.8% primarily due to increased deferred compensation costs tied to the performance of the overall equities markets.

•	Non-compensation expenses decreased 18.2% primarily due to lower interest costs associated with the bank deposit sweep program.

•	Client assets under administration were $89.7 billion at June 30, 2020 compared with $90.1 billion at December 31, 2019.

•	Financial adviser headcount was 1,029 at the end of the second quarter of 2020, down from 1,036 at the end of the second quarter of 2019.
Asset Management
Asset Management reported revenue of $17.5 million for the second quarter of 2020, 5.9% lower than the second quarter of 2019 due to lower AUM at March 31, 2020. Pre-tax income was $4.0 million for the second quarter of 2020, a decrease of 25.1% compared with the second quarter of 2019.

('000s unless otherwise indicated)	2Q-2020	2Q-2019	Change	% Change
Revenue	$17,515	$18,622	$(1,107)	(5.9)
Advisory fee revenue	$17,507	$18,617	$(1,110)	(6.0)
Other	$8	$5	$3	60.0

Total Expenses	$13,532	$13,304	$228	1.7
Compensation	$5,676	$5,316	$360	6.8
Non-compensation	$7,856	$7,988	$(132)	(1.7)

AUM (billions)	$32.7	$30.2	$2.5	8.3

•
Advisory fee revenue on traditional and alternative managed products was $17.5 million for the second quarter of 2020, a decrease of 5.9% from the second quarter of 2019 primarily due to lower AUM at March 31, 2020.

•
Advisory fees are calculated based on the value of client AUM at the end of the prior quarter which totaled $28.0 billion at March 31, 2020 ($32.1 billion at December 31, 2019) and are allocated between the Private Client and Asset Management business segments.

•
AUM increased to $32.7 billion at June 30, 2020 compared with $30.2 billion at June 30, 2019, which is the basis for advisory fee billings for the third quarter of 2020. The increase in AUM was comprised of higher asset values of $1.3 billion on existing client holdings and a positive net contribution of assets of $1.2 billion.

•	Compensation expenses were up 6.8% which was primarily related to increases in incentive compensation.

•	Non-compensation expenses were roughly flat when compared to the prior period.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2020:

(Expressed in millions)
	For the Three Months Ended June 30, 2020
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$23,350	$1,236	$(1,071)	$3,395	$26,910
Institutional Fixed Income (2)	743	8	(33)	37	755
Alternative Investments:
Hedge funds (3)	3,168	190	(11)	855	4,202
Private Equity Funds (4)	309	14	(10)	48	361
Portfolio Enhancement Program (5)	422	6	—	—	428
	$27,992	$1,454	$(1,125)	$4,335	$32,656

(1)	Traditional investments include third party advisory programs, Oppenheimer financial adviser managed and advisory programs and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.

(2)	Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds,
Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.
Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.

(3)	Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.

(4)	The portfolio enhancement program sells uncovered, far out-of-money puts and calls on the S&P
500 Index. The program is market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.
Capital Markets
Capital Markets reported revenue of $105.3 million for the second quarter of 2020, 46.6% higher than the second quarter of 2019 primarily due to higher equity underwriting fees and trading income from equity and fixed income trading, offset by lower advisory fees. Pre-tax income was $22.3 million for the second quarter of 2020 compared with pre-tax loss of $1.8 million for the second quarter of 2019.

('000s)	2Q-2020	2Q-2019	Change	% Change
Revenues	$105,270	$71,819	$33,451	46.6

Investment Banking	$42,716	$27,742	$14,974	54.0
Advisory fees	$7,244	$13,045	$(5,801)	(44.5)
Equities underwriting	$27,787	$13,020	$14,767	113.4
Fixed income underwriting	$7,685	$1,677	$6,008	358.3

Sales and Trading	$61,878	$43,508	$18,370	42.2
Equities	$30,858	$23,391	$7,467	31.9
Fixed Income	$31,020	$20,117	$10,903	54.2

Other	$676	$569	$107	18.8

Total Expenses	$82,949	$73,620	$9,329	12.7
Compensation	$62,295	$45,848	$16,447	35.9
Non-compensation	$20,654	$27,772	$(7,118)	(25.6)

•
Advisory fees earned from investment banking activities decreased 44.5% to $7.2 million for the second quarter of 2020 compared with $13.0 million for the second quarter of 2019 due to lower M&A activity amidst the COVID-19 Pandemic.

•
Equities underwriting fees increased 113.4% to $27.8 million for the second quarter of 2020 compared with $13.0 million for the second quarter of 2019 due to higher levels of capital issuances in the equity markets.

•
Fixed income underwriting fees increased 358.3% to $7.7 million for the second quarter of 2020 compared with $1.7 million for the second quarter of 2019 due to increased fees earned in emerging markets and pubic finance offerings.

•
Fixed income sales and trading increased to $31.0 million for the second quarter of 2020, 54.2% higher compared to $20.1 million during the second quarter of 2019 due to increased client activity in investment grade, emerging market, high yield and mortgage-backed securities.

•
Equities sales and trading increased to $30.9 million for the second quarter of 2020, 31.9% higher compared to $23.4 million during the second quarter of 2019 due to increased equities agency and convertible bond transactions.

•	Compensation expenses increased 35.9% primarily due to increased incentive compensation tied to increases in revenue.

•	Non-compensation expenses were 25.6% lower due to decreased interest costs and reduced costs associated with travel and entertainment and conferences.

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2019.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended June 30, 2020, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2020, total assets decreased by 4.1% from December 31, 2019 as the Company reacted to significantly increased volatility since the outbreak of the coronavirus and reduced its exposure to risk in it inventories and clients reduced their borrowing. These reductions will likely be eased over the longer term as conditions begin to normalize. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 6.75% Senior Secured Notes due 2022 (the "Notes") (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2020, the Company had $13.0 million of such borrowings outstanding compared to outstanding borrowings of $nil at December 31, 2019. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.4 million and $387,000, respectively, at June 30, 2020. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
Senior Secured Notes
On June 23, 2017, in a private offering, we issued $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. On September 19, 2017, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms except that such new notes had been registered under the Securities Act of 1933 (the "Notes"). We did not receive any proceeds in the exchange offer. Interest on the Notes is payable semi-annually on January 1st and July 1st. We used a portion of the net proceeds from the offering of the Unregistered Notes to redeem in full our 8.75% Senior Secured Notes due April 15, 2018 in the principal amount of $120.0 million, and pay all related fees and expenses related thereto. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
On August 25, 2019, the Company redeemed a total of $50.0 million (25%) aggregate principal amount of the outstanding Notes at a redemption price equal to 103.375% (“Call Premium”) of the principal amount redeemed, plus accrued and unpaid interest thereon to the redemption date. During the second quarter of 2020, the Company repurchased $1.4 million of the Notes and paid $22,807 of accrued and unpaid interest. The Company recorded a gain of $85,560 on the repurchase during the first quarter of 2020.
On June 16, 2020, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Notes and affirmed its stable outlook. On April 20, 2020, Moody's Corporation upgraded the Company's Corporate Family to a ‘B1’ rating and affirmed its 'B1' rating on the Notes and changed its outlook to stable.
As of June 30, 2020, $148.6 million aggregate principal amount of the Notes remains outstanding. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of ARS, are mainly comprised of actively trading readily marketable securities. We advanced $2.0 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2020 ($2.7 million for the three months ended June 30, 2019) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At June 30, 2020, the Company had $13.0 million of bank call loans ($nil at December 31, 2019). The average daily bank loan outstanding for the three and six months ended June 30, 2020 was $60.7 million and $61.3 million respectively, ($21.6 million and $18.7 million for the three and six months ended June 30, 2019). The largest daily bank loan outstanding for the three and six months ended June 30, 2020 was $233.9 million and $324.3 million, respectively ($100.9 million for both the three and six months ended June 30, 2019).

At June 30, 2020, securities loan balances totaled $204.3 million ($234.3 million at December 31, 2019 and $247.7 million at June 30, 2019). The average daily securities loan balance outstanding for the three and six months ended June 30, 2020 was $221.4 million and $220.6 million, respectively ($253.7 million and $236.3 million for the three and six months ended June 30, 2019). The largest daily stock loan balance for the three and six months ended June 30, 2020 was $253.1 million and $291.9 million, respectively ($285.5 million for both the three and six months ended June 30, 2019).
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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2020, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.

At June 30, 2020, the gross balances of reverse repurchase agreements and repurchase agreements were $227.9 million and $382.0 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2020 was $95.1 million and $205.0 million, respectively ($151.6 million and $559.7 million, respectively, for the three months ended June 30, 2019). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2020 was $474.4 million and $479.1 million, respectively ($246.6 million and $814.4 million, respectively, for the three months ended June 30, 2019).
At June 30, 2020, the gross leverage ratio was 3.9.
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had cash surrender value of $68.2 million as of June 30, 2020.
We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or source of financing and to plan actions the Company could take in the case of such an eventuality. Our reviews have resulted in plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(15,913)	$(37,991)
Cash used in investing activities	(3,161)	(6,246)
Cash used in (provided by) financing activities	(9,239)	24,869
Net decrease in cash and cash equivalents	$(28,313)	$(19,368)

Management believes that funds from operations, combined with our capital base and available credit facilities, are sufficient for our liquidity needs in the foreseeable future. Under some circumstances, banks including those on whom we rely may back away from providing funding to the securities industry. Such a development might impact our ability to finance our day-to-day activities or increase the costs to acquire funding. We may or may not be able to pass such increased funding costs on to our clients.
During the recent period of high volatility, we have seen increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry utilities such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. All such requirements have been met in the ordinary course with available collateral.
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

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of June 30, 2020:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$274,865	$41,642	$72,349	$56,506	$104,368
Committed Capital (3)	1,238	1,238	—	—	—
Senior Secured Notes (4)(5)	168,659	10,029	158,630	—	—
ARS Purchase Commitments (3)	2,376	1,962	414	—	—
Total	$447,138	$54,871	$231,393	$56,506	$104,368

(1)	See note 4 to the condensed consolidated financial statements for additional information.

(2)	Includes interest liability of $70.7 million.

(3)	See note 13 to the condensed consolidated financial statements for additional information.

(4)	See note 11 to the condensed consolidated financial statements for additional information.

(5)	Includes interest payable of $20.1 million through maturity.

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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Securities Exchange Act of 1934. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Compliance with Reg BI became effective on June 30, 2020. In addition to passing Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
It is too early to predict what all the effects of the Reg BI Rules will have on the Company. However, there is a need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto will likely limit revenue and most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs.
The Company has reviewed its business practices and operating models in light of the Reg BI Rules and has made significant structural, technological and operational changes to our business leading up to the effective date of June 30, 2020 for compliance with the Reg BI Rules. As a result, the Company conducted significant training of all its employees with respect to the requirements of Reg BI and made each of the required mailings (both electronic and conventional) prior to the effective date. The Company believes that the changes made to its business processes will result in compliance with these new requirements. As business is conducted under the Reg BI Rules, it is likely that additional changes may be necessary.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information on regulatory capital requirements.
FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation and threats of default by the Federal government, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xviv) risks related to the severity and duration of the COVID-19 Pandemic; the pandemic’s impact on the U.S. and global economies; and Federal, state and local governmental responses to the pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as well as "Risk Factors" in Part II, Item 1A below.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2020, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that break-downs can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $nil to approximately $4.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.
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

Pursuant to the terms of the Order and the AOD, the Company commenced and closed nineteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 27, 2019. As of June 30,
2020, the Company had purchased and holds (net of redemptions) $34.4 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.
Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. As of June 30, 2020, the Company has $2.4 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2020 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2019, for additional details of the agreements with the MSD and NYAG.
As of June 30, 2020, the Company has no remaining commitments to purchase ARS as a result of legal settlements.

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

•	An economic environment which may have significant accounting and financial reporting implication
•     Unprecedented volatility in global financial markets
•     Reductions in revenue across our operating businesses
•     Delay in planned entry into, or expansion of, investments or projects in China and surrounding areas
•    Closure of our offices or the offices of our clients
•     De-globalization

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees' ability to provide customer support and service. The ongoing COVID-19 Pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the second quarter of 2020, the Company issued 25,783 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

(b)	Not applicable.

(c)	Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of July 2020.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)