Form 10-Q
period 2020-09-30
OPPENHEIMER HOLDINGS INC
filed 2020-10-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 29, 2020 was 12,393,812 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$32,080	$79,550
Deposits with clearing organizations	77,202	48,415
Receivable from brokers, dealers and clearing organizations	207,256	163,293
Receivable from customers, net of allowance for credit losses of $418 ($451 in 2019)	1,095,035	796,934
Income tax receivable	2,992	5,170
Securities owned, including amounts pledged of $486,165 ($357,120 in 2019), at fair value	646,680	799,719
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $37,224 and $4,190 respectively ($38,355 and $3,673, respectively, in 2019)	44,723	43,670
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $100,968 ($94,773 in 2019)	28,916	31,377
Right-of-use lease assets, net of accumulated amortization of $43,933 ($25,186 in 2019)	154,666	160,297
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	149,079	166,341
Total assets	$2,608,618	$2,464,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$18,251	$—
Bank call loans	156,900	—
Payable to brokers, dealers and clearing organizations	366,949	520,975
Payable to customers	380,746	334,735
Securities sold under agreements to repurchase	252,827	287,265
Securities sold but not yet purchased, at fair value	222,449	100,571
Accrued compensation	201,616	207,358
Accounts payable and other liabilities	43,473	44,725
Lease liabilities	195,348	203,140
Senior secured notes, net of debt issuance costs of $1,136 ($485 in 2019)	123,864	149,515
Deferred tax liabilities, net of deferred tax assets of $39,099 ($43,630 in 2019)	30,979	23,749
Total liabilities	1,993,402	1,872,033
Commitments and contingencies (note 13)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,404,427 and 12,698,703 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	39,840	46,424
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019	133	133
	39,973	46,557
Contributed capital	39,788	47,406
Retained earnings	533,507	496,998
Accumulated other comprehensive income	1,948	1,761
Total stockholders' equity	615,216	592,722
Total liabilities and stockholders' equity	$2,608,618	$2,464,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2020	2019	2020	2019
REVENUE
Commissions	$92,241	$78,627	$297,126	$238,932
Advisory fees	88,595	80,887	250,740	235,241
Investment banking	66,245	21,798	138,159	81,847
Bank deposit sweep income	4,619	28,894	30,567	94,692
Interest	7,540	12,344	24,650	38,621
Principal transactions, net	7,703	7,606	18,899	22,089
Other	9,316	4,637	15,618	26,076
Total revenue	276,259	234,793	775,759	737,498
EXPENSES
Compensation and related expenses	189,654	151,284	526,924	467,422
Communications and technology	19,474	20,872	60,689	61,457
Occupancy and equipment costs	15,199	16,010	46,611	46,856
Clearing and exchange fees	6,211	5,469	18,061	16,479
Interest	3,461	11,531	12,901	37,709
Other	20,542	23,131	55,368	67,636
Total expenses	254,541	228,297	720,554	697,559
Pre-tax income	21,718	6,496	55,205	39,939
Income taxes	6,079	2,547	14,099	12,421
Net income	$15,639	$3,949	$41,106	$27,518

Earnings per share
Basic	$1.25	$0.31	$3.24	$2.13
Diluted	$1.19	$0.29	$3.12	$1.99

Weighted average shares
Basic	12,553,802	12,825,944	12,696,143	12,940,129
Diluted	13,146,586	13,832,994	13,194,434	13,846,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2020	2019	2020	2019
Net income	$15,639	$3,949	$41,106	$27,518
Other comprehensive income, net of tax
Currency translation adjustment	244	533	187	1,457
Comprehensive income	$15,883	$4,482	$41,293	$28,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except per share amounts)	2020	2019	2020	2019
Share capital
Balance at beginning of period	$40,917	$48,202	$46,557	$53,392
Issuance of Class A non-voting common stock	1,018	403	7,644	1,565
Repurchase of Class A non-voting common stock for cancellation	(1,962)	(2,048)	(14,228)	(8,400)
Balance at end of period	39,973	46,557	39,973	46,557
Contributed capital
Balance at beginning of period	39,140	43,626	47,406	41,776
Share-based expense	1,944	2,045	5,763	6,071
Vested employee share plan awards	(1,296)	(322)	(13,381)	(2,498)
Balance at end of period	39,788	45,349	39,788	45,349
Retained earnings
Balance at beginning of period	519,376	470,693	496,998	449,989
Net income	15,639	3,949	41,106	27,518
Dividends paid	(1,508)	(1,543)	(4,597)	(4,408)
Balance at end of period	533,507	473,099	533,507	473,099
Accumulated other comprehensive income
Balance at beginning of period	1,704	1,089	1,761	165
Currency translation adjustment	244	533	187	1,457
Balance at end of period	1,948	1,622	1,948	1,622
Total stockholders' equity	$615,216	$566,627	$615,216	$566,627

Dividends paid per share	$0.12	$0.12	$0.36	$0.34
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2020	2019
Cash flows from operating activities
Net income	$41,106	$27,518
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	6,169	5,575
Deferred income taxes	7,254	422
Amortization of notes receivable	8,736	9,679
Amortization of debt issuance costs	149	187
Write-off of debt issuance costs	341	184
Provision for credit losses	33	55
Share-based compensation	4,877	11,858
Amortization of right-of-use lease assets	18,747	19,141
Gain on repurchase of senior secured notes	(86)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(28,787)	(6,052)
Receivable from brokers, dealers and clearing organizations	(43,963)	8,759
Receivable from customers	(298,134)	(34,205)
Income tax receivable	2,178	(1,319)
Securities purchased under agreements to resell	—	290
Securities owned	153,039	184,390
Notes receivable	(9,789)	(9,541)
Other assets	17,449	(11,980)
Increase (decrease) in operating liabilities:
Drafts payable	18,251	1,446
Payable to brokers, dealers and clearing organizations	(154,026)	75,388
Payable to customers	46,011	(23,560)
Securities sold under agreements to repurchase	(34,438)	(230,498)
Securities sold but not yet purchased	121,878	36,434
Accrued compensation	(4,856)	(23,273)
Accounts payable and other liabilities	(20,522)	(18,001)
Cash (used in)/provided by operating activities	(148,383)	22,897
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(3,708)	(8,672)
Proceeds from the settlement of Company-owned life insurance	—	1,720
Cash used in investing activities	(3,708)	(6,952)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,597)	(4,408)
Issuance of Class A non-voting common stock	34	83
Repurchase of Class A non-voting common stock for cancellation	(14,228)	(8,400)
Payments for employee taxes withheld related to vested share-based awards	(5,771)	(1,014)
Issuance of senior secured notes	125,000	—
Redemption of senior secured notes	(148,574)	(50,000)
Repurchase of senior secured notes	(1,426)	—
Debt issuance costs	(210)	—
Debt redemption costs	(2,507)	(1,688)
Increase in bank call loans, net	156,900	(15,000)
Cash provided by/(used in) financing activities	104,621	(80,427)
Net decrease in cash and cash equivalents	(47,470)	(64,482)
Cash and cash equivalents, beginning of period	79,550	90,675
Cash and cash equivalents, end of period	$32,080	$26,193
Schedule of non-cash financing activities
Employee share plan issuance	$11,940	$1,484
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$17,929	$37,710
Cash paid during the period for income taxes, net	$5,918	$13,506
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company", the "Firm","we", "our" or "us"). Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (corporate and public finance), equity and fixed income research, market-making, trust services, and investment advisory and asset management services.
The Company is headquartered in New York and has 93 retail branch offices in the United States and institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the nine-month period ended September 30, 2020 are not necessarily indicative of the results to be expected for any future interim or annual period.

On January 30, 2020, the spread of the novel coronavirus ("COVID-19") was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic (the "COVID-19 Pandemic"). The United States has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. The COVID-19 Pandemic coupled with the current market volatility has created an economic environment which may have significant accounting and financial reporting implications.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The disruption of businesses around the globe due to COVID-19 may be a "trigger event" for companies to reassess valuation and accounting estimates and assumptions such as, impairment of goodwill, valuation allowances of deferred tax assets, fair value of investments and collectability of receivables. We have reviewed the assumptions on which we value our goodwill, as well as valuation allowances on certain assets and the collectability of our receivables as of September 30, 2020 none of which resulted in any impairment or write off.

3.    Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with a current expected loss ("CECL") methodology. The Company elected the modified retrospective method which did not result in a cumulative effect adjustment at the date of adoption.

The Company utilizes the practical expedient for securities borrowed and reverse repurchase agreements as these assets are secured by collateral when the amount of collateral is continually adjusted for fair value changes. No material historical losses have been reported on these assets. See footnote 8 for details.

As of September 30, 2020, the Company has $44.7 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and nine months ended September 30, 2020 no adjustments were made to the expected loss rate for these factors. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2020, the uncollected balance of defaulted notes was $5.6 million and the allowance for uncollectibles was $4.2 million. The allowance for uncollectibles consisted of $3.2 million related to defaulted notes balances (five years and older) and $1.0 million (under five years) using an expected loss rate of 42.0%.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of origination as of September 30, 2020:

(Expressed in thousands)
As of September 30, 2020

2020	$404
2019	476
2018	181
2017	748
2016	651
2015 and prior	3,157
Total	$5,617

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended September 30, 2020:

(Expressed in thousands)
	For the Three Months Ended	For the Nine Months Ended (1)
	September 30, 2020
Beginning balance	$3,903	$3,673
Additions and other adjustments	287	517
Ending balance	$4,190	$4,190
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

The Company is constantly assessing its needs for office space and, on a rolling basis, has many leases that expire in any given year. Given the COVID-19 Pandemic, the Company is assessing its future real estate needs and in many cases is reducing its office space required as leases come up for renewal.

The majority of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a consolidated subsidiary and 100% owned by the Company.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include an option to renew and the exercise of lease renewal options is at our sole discretion. The Company does not include the renewal options as part of the right-of-use assets and liabilities.

The depreciable life of assets and leasehold improvements is limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2020, the Company had right-of-use operating lease assets of $154.7 million (net of accumulated amortization of $43.9 million) which are comprised of real estate leases of $152.0 million (net of accumulated amortization of $40.6 million) and equipment leases of $2.7 million (net of accumulated amortization of $3.3 million). As of September 30, 2020, the Company had operating lease liabilities of $195.3 million which are comprised of real estate lease liabilities of $192.6 million and equipment lease liabilities of $2.7 million. As of September 30, 2020, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right-of-use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of September 30, 2020.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019

Weighted average remaining lease term (in years)	8.01	8.31
Weighted average discount rate	7.46%	7.89%

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2020 and 2019 which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$5,862	$5,696	$17,326	$17,740
Real estate leases - Interest expense	3,720	4,145	11,475	11,792
Equipment leases - Right-of-use lease asset amortization	473	462	1,421	1,401
Equipment leases - Interest expense	48	57	153	171

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of September 30, 2020 and December 31, 2019 are as follows:

(Expressed in thousands)
	As of
	September 30, 2020	December 31, 2019
2020	$10,171	$42,585
2021	39,729	37,531
2022	35,707	33,416
2023	32,819	31,187
2024	28,604	27,234
After 2025	115,290	108,098
Total lease payments	$262,320	$280,051
Less interest	(66,972)	(76,911)
Present value of lease liabilities	$195,348	$203,140

As of September 30, 2020, the Company had $6.5 million of additional operating leases that have not yet commenced ($11.1 million as of December 31, 2019).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2020 and 2019:

(Expressed in thousands)	For the Three Months Ended September 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$40,742	$—	$43,389	$3	$84,134
Mutual fund income	8,097	—	2	8	8,107
Advisory fees	67,949	20,634	—	12	88,595
Investment banking - capital markets	3,962	—	31,577	—	35,539
Investment banking - advisory	—	—	30,706	—	30,706
Bank deposit sweep income	4,619	—	—	—	4,619
Other	5,720	—	32	9	5,761
Total revenue from contracts with customers	131,089	20,634	105,706	32	257,461
Other sources of revenue:
Interest	5,939	(5)	1,539	67	7,540
Principal transactions, net	1,223	—	6,357	123	7,703
Other	2,846	3	687	19	3,555
Total other sources of revenue	10,008	(2)	8,583	209	18,798
Total revenue	$141,097	$20,632	$114,289	$241	$276,259

(Expressed in thousands)	For the Three Months Ended September 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$35,994	$—	$32,569	$9	$68,572
Mutual fund income	10,050	—	1	4	10,055
Advisory fees	62,510	18,366	2	9	80,887
Investment banking - capital markets	2,557	—	8,773	—	11,330
Investment banking - advisory	—	—	10,468	—	10,468
Bank deposit sweep income	28,894	—	—	—	28,894
Other	3,296	2	448	576	4,322
Total revenue from contracts with customers	143,301	18,368	52,261	598	214,528
Other sources of revenue:
Interest	8,652	—	3,272	420	12,344
Principal transactions, net	70	—	8,515	(979)	7,606
Other	31	—	20	264	315
Total other sources of revenue	8,753	—	11,807	(295)	20,265
Total revenue	$152,054	$18,368	$64,068	$303	$234,793

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$129,652	$—	$141,013	$22	$270,687
Mutual fund income	26,414	3	7	15	26,439
Advisory fees	193,297	57,411	2	30	250,740
Investment banking - capital markets	11,382	—	78,991	—	90,373
Investment banking - advisory	—	—	47,786	—	47,786
Bank deposit sweep income	30,567	—	—	—	30,567
Other	11,983	—	1,318	115	13,416
Total revenue from contracts with customers	403,295	57,414	269,117	182	730,008
Other sources of revenue:
Interest	18,753	—	5,390	507	24,650
Principal transactions, net	1,164	—	19,853	(2,118)	18,899
Other	1,128	9	741	324	2,202
Total other sources of revenue	21,045	9	25,984	(1,287)	45,751
Total revenue	$424,340	$57,423	$295,101	$(1,105)	$775,759

(Expressed in thousands)	For the Nine Months Ended September 30, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$110,496	$—	$98,621	$16	$209,133
Mutual fund income	29,788	(5)	3	13	29,799
Advisory fees	181,634	53,572	9	26	235,241
Investment banking - capital markets	9,568	—	32,065	—	41,633
Investment banking - advisory	—	—	40,214	—	40,214
Bank deposit sweep income	94,692	—	—	—	94,692
Other	10,101	2	1,289	2,369	13,761
Total revenue from contracts with customers	436,279	53,569	172,201	2,424	664,473
Other sources of revenue:
Interest	27,699	—	9,566	1,356	38,621
Principal transactions, net	2,292	—	24,984	(5,187)	22,089
Other	11,239	7	97	972	12,315
Total other sources of revenue	41,230	7	34,647	(2,859)	73,025
Total revenue	$477,509	$53,576	$206,848	$(435)	$737,498

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
The Company had receivables related to revenue from contracts with customers of $30.9 million and $28.9 million at September 30, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2020.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and the retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.3 million and $408,000 at September 30, 2020 and December 31, 2019, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2020	December 31, 2019
Contract assets (receivables):
Commission (1)	$780	$2,824
Mutual fund income (2)	5,866	6,746
Advisory fees (3)	1,431	1,594
Bank deposit sweep income (4)	697	3,454
Investment banking fees (5)	15,983	9,284
Other	6,100	4,986
Total contract assets	$30,857	$28,888
Deferred revenue (payables):
Investment banking fees (6)	$659	$408
IRA fees (7)	636	—
Total deferred revenue	$1,295	$408
(1)Commission recorded on trade date but not yet settled.
(2)Mutual fund income earned but not yet received.
(3)Management and performance fees earned but not yet received.
(4)Fees earned from FDIC-insured bank deposit program but not yet received.
(5)Underwriting revenue and advisory fees earned but not yet received.
(6)Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average number of shares outstanding	12,553,802	12,825,944	12,696,143	12,940,129
Net dilutive effect of share-based awards, treasury method (1)	592,784	1,007,050	498,291	906,010
Diluted weighted average number of shares outstanding	13,146,586	13,832,994	13,194,434	13,846,139

Net income	$15,639	$3,949	$41,106	$27,518

Earnings per share
Basic	$1.25	$0.31	$3.24	$2.13
Diluted	$1.19	$0.29	$3.12	$1.99
     (1) For both the three and nine months ended September 30, 2020, the diluted earnings per share computation does not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements (7,628 shares for both the three and nine months ended
September 30, 2019).

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2020	December 31, 2019
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$128,199	$99,635
Receivable from brokers	29,088	19,024
Securities failed to deliver	14,565	7,173
Clearing organizations	34,165	36,269
Other	1,239	1,192
Total	$207,256	$163,293
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$291,969	$234,343
Payable to brokers	2,280	4,548
Securities failed to receive	19,421	14,603
Other	53,279	267,481
Total	$366,949	$520,975

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD and, together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last ten years, the Company has bought back $142.5 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors (as defined). As of September 30, 2020, the Company had $1.3 million of ARS remaining to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last ten years, the Company has purchased $106.1 million of ARS pursuant to these legal settlements and awards. The Company has completed its ARS purchase obligations under such legal settlements and awards.
As of September 30, 2020, the Company owned $30.7 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and the legal settlements and awards referred to above.
Valuation
The Company’s ARS owned and ARS purchase commitments referred to above have, for the most part, been subject to issuer tender offers. As a result, the Company has valued the ARS securities owned and the ARS purchase commitments at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities. The ARS purchase commitments related to the settlements with the Regulators are considered derivative assets or liabilities. The ARS purchase commitments represent the difference between the principal value and the fair value of the ARS the Company is committed to purchase. The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary.

As of September 30, 2020, the Company had a valuation adjustment (unrealized loss) totaling $5.2 million which consists of $5.0 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and $191,510 for ARS purchase commitments from settlements with the Regulators (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2020:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,138	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,351	1,238	N/A	N/A
	$5,489	$1,238
(1) Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2) Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2019:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,589	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,227	1,339	N/A	N/A
	$5,816	$1,339
(1) Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2) Includes private equity funds and private equity fund of funds with a focus on diversified portfolios, real estate and global natural resources.

During the third quarter of 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. The investment is categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$35,344	$—	$—	$35,344
Securities owned:
U.S. Treasury securities	470,683	—	—	470,683
U.S. Agency securities	—	14,787	—	14,787
Sovereign obligations	—	207	—	207
Corporate debt and other obligations	—	27,111	—	27,111
Mortgage and other asset-backed securities	—	2,963	—	2,963
Municipal obligations	—	46,645	—	46,645
Convertible bonds	—	19,992	—	19,992
Corporate equities	32,121	—	—	32,121
Money markets	1,470	—	—	1,470
Auction rate securities	—	—	30,701	30,701
Securities owned, at fair value	504,274	111,705	30,701	646,680
Investments (1)	—	3,961	—	3,961
Derivative contracts:
TBAs	—	275	—	275
Total	$539,618	$115,941	$30,701	$686,260
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$181,419	$—	$—	$181,419
U.S. Agency securities	—	4,972	—	4,972
Sovereign obligations	—	936	—	936
Corporate debt and other obligations	—	6,049	—	6,049
Convertible bonds	—	6,434	—	6,434
Corporate equities	22,639	—	—	22,639
Securities sold but not yet purchased, at fair value	204,058	18,391	—	222,449
Derivative contracts:
Futures	116	—	—	116
TBAs	—	220	—	220
ARS purchase commitments	—	—	192	192
Derivative contracts, total	116	220	192	528
Total	$204,174	$18,611	$192	$222,977
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2020:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	29,566	(165)	1,300	—	—	30,701
Liabilities
ARS Purchase Commitments (2)	332	140	—	—	—	192
(1) Represents auction rate securities that failed in the auction rate market.
(2) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(3) Included in principal transactions in the condensed consolidated statement of income.
(4) Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

For the three months ended September 30, 2020, Level 3 assets increased by $1.1 million. There were no balances or changes in Level 3 assets and liabilities during the three months ended September 30, 2019.

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020 and 2019:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)(4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1) (2)	—	(165)	1,300	—	29,566	30,701
Liabilities
ARS Purchase Commitments (1) (3)	—	140	—	—	332	192
(1) Transferred to Level 3 of the fair value hierarchy due to the illiquid nature of the securities as result of the length of time since the last tender offer.
(2) Represents auction rate securities that failed in the auction rate market.
(3) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(4) Included in principal transactions in the condensed consolidated statement of income.
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

Assets and liabilities not measured at fair value as of September 30, 2020:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$32,080	$32,080	$—	$—	$32,080
Deposits with clearing organization	41,858	41,858	—	—	41,858
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	128,199	—	128,199	—	128,199
Receivables from brokers	29,088	—	29,088	—	29,088
Securities failed to deliver	14,565	—	14,565	—	14,565
Clearing organizations	34,165	—	34,165	—	34,165
Other	1,184	—	1,184	—	1,184
	207,201	—	207,201	—	207,201
Receivable from customers	1,095,035	—	1,095,035	—	1,095,035
Notes receivable, net	44,723	—	44,723	—	44,723
Investments (1)	75,785	—	75,785	—	75,785
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$18,251	$18,251	$—	$—	$18,251
Bank call loans	156,900	—	156,900	—	156,900
Payables to brokers, dealers and clearing organizations:
Securities loaned	291,969	—	291,969	—	291,969
Payable to brokers	2,280	—	2,280	—	2,280
Securities failed to receive	19,421	—	19,421	—	19,421
Other	53,163	—	53,163	—	53,163
	366,833	—	366,833	—	366,833
Payables to customers	380,746	—	380,746	—	380,746
Securities sold under agreements to repurchase	252,827	—	252,827	—	252,827
Senior secured notes	125,000	—	126,111	—	126,111

Assets and liabilities not measured at fair value as of December 31, 2019:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$79,550	$79,550	$—	$—	$79,550
Deposits with clearing organization	23,297	23,297	—	—	23,297
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,635	—	99,635	—	99,635
Receivables from brokers	19,024	—	19,024	—	19,024
Securities failed to deliver	7,173	—	7,173	—	7,173
Clearing organizations	36,269	—	36,269	—	36,269
Other	1,316	—	1,316	—	1,316
	163,417	—	163,417	—	163,417
Receivable from customers	796,934	—	796,934	—	796,934
Notes receivable, net	43,670	—	43,670	—	43,670
Investments (1)	73,971	—	73,971	—	73,971
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Payables to brokers, dealers and clearing organizations:
Securities loaned	$234,343	$—	$234,343	$—	$234,343
Payable to brokers	4,548	—	4,548	—	4,548
Securities failed to receive	14,603	—	14,603	—	14,603
Other	267,214	—	267,214	—	267,214
	520,708	—	520,708	—	520,708
Payables to customers	334,735	—	334,735	—	334,735
Securities sold under agreements to repurchase	287,265	—	287,265	—	287,265
Senior secured notes	150,000	—	154,988	—	154,988

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2020, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of September 30, 2020 and December 31, 2019 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2020
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$22,885	$275
		$22,885	$275
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,630,000	$116
Other contracts	TBAs	19,585	220
	ARS purchase commitments	1,291	192
		$3,650,876	$528
(1)See "Derivative Instruments and Hedging Activities" above for description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2019
	Description	Notional	Fair Value
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$5,209,000	$267
Other contracts	TBAs	13,245	124
	ARS purchase commitments	7,128	1,023
		$5,229,373	$1,414
(1)See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and nine months ended September 30, 2020 and 2019:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2020
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(15)
Other contracts	Foreign exchange forward contracts	Other revenue	67
	TBAs	Principal transactions revenue	(17)
	ARS purchase commitments	Principal transactions revenue	140
			$175

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
			$(689)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2020
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(8,362)
Other contracts	Foreign exchange forward contracts	Other revenue	89
	TBAs	Principal transactions revenue	(31)
	ARS purchase commitments	Principal transactions revenue	831
			$(7,473)

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
The Company obtains short-term borrowings primarily through bank call loans with commercial banks. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2020, the Company's bank call loans outstanding balance was $156.9 million ($0 as of December 31, 2019); such loans were collateralized by the Firm's securities and customer securities with market values of approximately $44.9 million and $140.6 million, respectively, with commercial banks.
As of September 30, 2020, the Company had approximately $1.5 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $247.3 million under securities loan agreements.
As of September 30, 2020, the Company had pledged $382.8 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2020, the Company had no outstanding letters of credit.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2020:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$444,290
Securities loaned:
Equity securities	291,969
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$736,259
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2020 and December 31, 2019:

As of September 30, 2020
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$191,463	$(191,463)	$—	$—	$—	$—
Securities borrowed (1)	128,199	—	128,199	(126,755)	—	1,444
Total	$319,662	$(191,463)	$128,199	$(126,755)	$—	$1,444
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$444,290	$(191,463)	$252,827	$(250,619)	$—	$2,208
Securities loaned (2)	291,969	—	291,969	(284,998)	—	6,971
Total	$736,259	$(191,463)	$544,796	$(535,617)	$—	$9,179
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated
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
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

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
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of September 30, 2020, the Company did not have any repurchase agreements or reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2020, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $125.8 million ($96.3 million as of December 31, 2019) and $191.4 million ($55.8 million as of December 31, 2019), respectively, of which the Company has sold and re-pledged approximately $36.7 million ($19.3 million as of December 31, 2019) under securities loaned transactions and $191.4 million under repurchase agreements ($55.8 million as of December 31, 2019).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $486.2 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2020 ($357.1 million as of December 31, 2019).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2020 were receivables from three major U.S. broker-dealers totaling approximately $75.6 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2020 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2020, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of September 30, 2020 and December 31, 2019:

(Expressed in thousands)
	As of September 30, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$560,823	$—	$—	$—	$—
 (1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(Expressed in thousands)
	As of December 31, 2019
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$390,063	$259	$—	$—	$259
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.
(2) Represents the Company's interest in the VIEs and is included in other assets on the condensed consolidated balance sheet.

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2020	December 31, 2019
5.50% Senior Secured Notes	10/1/2025	$125,000	$—
6.75% Senior Secured Notes	7/1/2022	—	150,000
Unamortized Debt Issuance Costs		(1,136)	(485)
		$123,864	$149,515
5.50% Senior Secured Notes due 2025 (the "Notes")
On September 22, 2020, the Parent issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the “Notes”) at an issue price of 100% of the principal amount, under an indenture dated as of September 22, 2020 (the “Indenture”), among the Parent, the Parent's subsidiaries, E.A. Viner International Co. and Viner Finance Inc. (together, the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A., as trustee and as collateral agent (“Trustee”). The Notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its 6.75% Senior Secured Notes due July 1, 2022 (the “6.75% Notes”), in the principal amount of $150.0 million (the Parent held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto. The cost to issue the Notes was $3.0 million, of which $1.9 million was paid to its subsidiary, (Oppenheimer & Co Inc., who served as the initial purchaser of the offering), and was eliminated in consolidation. The remaining $1.1 million has been capitalized and is amortized over the term of the Notes.

The Indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, the issuance of guarantees, mergers and acquisitions and the granting of liens. These covenants are subject to a number of important exceptions and qualifications. These exceptions and qualifications include, among other things, a variety of provisions that are intended to allow the Company to continue to conduct its brokerage operations in the ordinary course of business. In addition, certain of the covenants will be suspended upon the Parent attaining an investment grade debt rating for the Notes from both S&P Global Ratings and Moody’s Investors Service, Inc.

Pursuant to the Indenture, the following covenants apply to the Parent and its restricted subsidiaries, but generally do not apply, or apply only in part, to its Regulated Subsidiaries (as defined):

•limitation on indebtedness and issuances of preferred stock, which restricts the Parent’s ability to incur additional indebtedness or to issue preferred stock;
•limitation on restricted payments, which generally restricts the Parent’s ability to declare certain dividends or distributions, repurchase its capital stock or to make certain investments;
•limitation on dividends and other payment restrictions affecting restricted subsidiaries or Regulated Subsidiaries, which generally prohibits on the ability of certain of the Parent’s subsidiaries to pay dividends or make other transfers;
•limitation on future Subsidiary Guarantors, which prohibits certain of the Parent’s subsidiaries from guaranteeing its indebtedness or indebtedness of any restricted subsidiary unless the Notes are comparably guaranteed;
•limitation on transactions with shareholders and affiliates, which generally requires transactions among the Parent’s affiliated entities to be conducted on an arm’s-length basis;
•limitation on liens, which generally prohibits the Parent and its restricted subsidiaries from granting liens unless the Notes are comparably secured; and
•limitation on asset sales, which generally prohibits the Parent and certain of its subsidiaries from selling assets or certain securities or property of significant subsidiaries.

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of September 30, 2020, the Parent was in compliance with all of its covenants.

The Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by the Subsidiary Guarantors and future subsidiaries required to guarantee the Notes pursuant to the Indenture. The Notes are secured by a first-priority security interest in substantially all of the Parent’s and the Subsidiary Guarantors’ existing and future tangible and intangible assets, subject to certain exceptions and permitted liens.

Interest expense on the Notes for the period September 22, 2020 to September 30, 2020, was $171,875.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

6.75% Senior Secured Notes due 2022 (the "6.75% Notes")

On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "6.75% Notes") at an issue price of 100% of the principal amount. Interest on the 6.75% Notes was payable semi-annually on January 1st and July 1st.

The Company redeemed $50.0 million (25%) of the 6.75% Notes on August 25, 2019 plus accrued and unpaid interest and incurred $1.9 million in costs associated with paying the associated Call Premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) during the third quarter of 2019. During the first quarter of 2020, the Company repurchased $1.4 million of the 6.75% Notes. The Company recorded a gain of $85,560 on the repurchase during the first quarter of 2020. The 6.75% Notes were scheduled to mature on July 1, 2022.

On August 28, 2020, the Parent issued a conditional notice of redemption to redeem the entire $150.0 million aggregate principal amount of the outstanding 6.75% Notes on September 28, 2020 (the “Redemption Date”). The Company held 1.4 million in treasury for a net outstanding amount of $148.6 million. The redemption was conditioned upon the consummation of a financing sufficient to provide funds to deposit with the Trustee to redeem the 6.75% Notes. On September 22, 2020, the Parent issued a notice to satisfy and discharge all of its obligations under the Indenture governing the 6.75% Notes (the "6.75% Notes Indenture"). In connection therewith, on September 22, 2020, the Parent deposited, with the Trustee for the 6.75% Notes, funds sufficient to redeem all outstanding 6.75% Notes on the Redemption Date and instructed the Trustee to apply such funds to redeem the 6.75% Notes on the Redemption Date. The redemption payment deposit was an amount equal to the redemption price of 101.6875% of the aggregate principal amount of the 6.75% Notes, which includes a call premium of $2.5 million plus accrued and unpaid interest thereon to, but not including, the Redemption Date. In addition, the Parent wrote off unamortized debt issuance costs of $337,000

On September 28, 2020, the 6.75% Notes were fully redeemed. In connection with the satisfaction and discharge of the 6.75% Notes Indenture, all of the obligations of the Parent and the Subsidiary Guarantors (other than certain customary provisions of the 6.75% Notes Indenture, including those relating to the compensation and indemnification of the Trustee, that expressly survive pursuant to the terms of the 6.75% Notes Indenture) were discharged and the guarantees of the Subsidiary Guarantors and the liens on the collateral securing the 6.75% Notes were released.

Interest expense for the three and nine months ended September 30, 2020 on the 6.75% Notes was $2.4 million and $7.4 million, respectively ($3.0 million and $9.8 million, respectively, for the three and nine months ended September 30, 2019).

12.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Class A Stock outstanding, beginning of period	12,445,479	12,756,308	12,698,703	12,941,809
Issued pursuant to share-based compensation plans	43,238	19,052	390,562	80,143
Repurchased and canceled pursuant to the stock buy-back	(84,290)	(76,657)	(684,838)	(323,249)
Class A Stock outstanding, end of period	12,404,427	12,698,703	12,404,427	12,698,703

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

During the three months ended September 30, 2020, the Company purchased and canceled an aggregate of 84,290 shares of Class A Stock for a total consideration of $2.0 million ($23.28 per share) under this program. During the nine months ended September 30, 2020, the Company purchased and canceled an aggregate of 684,838 shares of Class A Stock for a total consideration of $14.2 million ($20.78 per share) under this program. As of September 30, 2020, 434,697 shares remained available to be purchased under the share repurchase program.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $6.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that many are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2020, the net capital of Oppenheimer as calculated under the Rule was $268.7 million or 20.83% of Oppenheimer's aggregate debit items. This was $242.9 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2020, Freedom had net capital of $4.9 million, which was $4.8 million in excess of the $100,000 required to be maintained at that date.
As of September 30, 2020, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 20.87% (required 4.5%);
•Tier 1 Capital ratio 20.87% (required 6.0%); and
•Total Capital ratio 27.83% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective in January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of September 30, 2020, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of September 30, 2020, the regulatory capital of Oppenheimer Investments Asia Limited was $3.5 million, which was $3.1 million in excess of the $387,089 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2020, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and nine months ended September 30, 2020 and 2019. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Private client (1)	$141,097	$152,054	$424,340	$477,509
Asset management (1)	20,632	18,368	57,423	53,576
Capital markets	114,289	64,068	295,101	206,848
Corporate/Other	241	303	(1,105)	(435)
Total	$276,259	$234,793	$775,759	$737,498
Pre-Tax Income (Loss)
Private client (1)	$25,764	$35,251	$83,482	$121,501
Asset management (1)	6,426	4,932	14,714	12,492
Capital markets	19,369	(6,385)	41,548	(10,833)
Corporate/Other	(29,841)	(27,302)	(84,539)	(83,221)
Total	$21,718	$6,496	$55,205	$39,939
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2020 and 2019 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Americas	$265,606	$227,001	$735,504	$712,864
Europe/Middle East	9,152	7,257	35,276	22,592
Asia	1,501	535	4,979	2,042
Total	$276,259	$234,793	$775,759	$737,498

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

16.    Subsequent events
On October 29, 2020, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on November 26, 2020 to holders of Class A Stock and Class B Stock of record on November 12, 2020.

17.    Condensed consolidating financial information
On September 22, 2020, the Parent issued in a private offering $125.0 million aggregate principal amount of the Notes. The Company used the net proceeds from the offering of the Unregistered Notes to redeem in full its Old Notes. See note 11 for further details.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,864	$188	$28,028	$—	$32,080
Deposits with clearing organizations	—	—	77,202	—	77,202
Receivable from brokers, dealers and clearing organizations	—	—	207,256	—	207,256
Receivable from customers, net of allowance for credit losses of $418	—	—	1,095,035	—	1,095,035
Income tax receivable	46,136	14,923	(702)	(57,365)	2,992
Securities owned, including amounts pledged of $486,165 at fair value	—	1,438	645,241	1	646,680
Notes receivable, net of accumulated amortization and allowance for uncollectibles of $37,224 and $4,190, respectively	—	—	44,723	—	44,723
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $100,968	—	20,989	7,927	—	28,916
Right-of-use lease assets, net of accumulated amortization of $43,933	—	150,115	4,551	—	154,666
Subordinated loan receivable	209	112,558	—	(112,767)	—
Intangible assets	—	400	31,700	—	32,100
Goodwill	—	—	137,889	—	137,889
Other assets	(786)	1,367	148,501	(3)	149,079
Deferred tax assets	—	(28)	(2,668)	2,696	—
Investment in subsidiaries	779,573	593,310	(1)	(1,372,882)	—
Intercompany receivables	(87,257)	121,365	(7,777)	(26,331)	—
Total assets	$741,739	$1,016,625	$2,416,905	$(1,566,651)	$2,608,618
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$—	$—	$18,251	$—	$18,251
Bank call loans	—	—	156,900	—	156,900
Payable to brokers, dealers and clearing organizations	—	—	366,949	—	366,949
Payable to customers	—	—	380,746	—	380,746
Securities sold under agreements to repurchase	—	—	252,827	—	252,827
Securities sold but not yet purchased, at fair value	—	—	222,449	—	222,449
Accrued compensation	—	—	201,616	—	201,616
Income tax payable	2,440	22,189	34,769	(59,398)	—
Accounts payable and other liabilities	219	(10,320)	53,553	21	43,473
Lease liabilities	—	190,603	4,745	—	195,348
Senior secured notes, net of debt issuance cost of $1,136	123,864	—	—	—	123,864
Subordinated indebtedness	—	—	112,558	(112,558)	—
Deferred tax liabilities	—	(7,298)	33,546	4,731	30,979
Intercompany payables	—	26,335	—	(26,335)	—
Total liabilities	126,523	221,509	1,838,909	(193,539)	1,993,402
Stockholders' equity
Total stockholders' equity	615,216	795,116	577,996	(1,373,112)	615,216
Total liabilities and stockholders' equity	$741,739	$1,016,625	$2,416,905	$(1,566,651)	$2,608,618

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$92,241	$—	$92,241
Advisory fees	—	—	88,963	(368)	88,595
Investment banking	—	—	68,120	(1,875)	66,245
Bank deposit sweep income	—	—	4,619	—	4,619
Interest	—	2,058	7,594	(2,112)	7,540
Principal transactions, net	—	8	7,695	—	7,703
Other	—	—	9,315	1	9,316
Total revenue	—	2,066	278,547	(4,354)	276,259
EXPENSES
Compensation and related expenses	259	—	189,395	—	189,654
Communications and technology	61	—	19,413	—	19,474
Occupancy and equipment costs	—	—	15,199	—	15,199
Clearing and exchange fees	—	—	6,211	—	6,211
Interest	2,596	—	2,977	(2,112)	3,461
Other	4,906	3	17,875	(2,242)	20,542
Total expenses	7,822	3	251,070	(4,354)	254,541
Pre-tax income (loss)	(7,822)	2,063	27,477	—	21,718
Income taxes	(2,010)	528	7,561	—	6,079
Net income (loss)	(5,812)	1,535	19,916	—	15,639

Equity in earnings of subsidiaries	21,451	19,916	—	(41,367)	—
Net income	15,639	21,451	19,916	(41,367)	15,639
Other comprehensive income	—	—	244	—	244
Total comprehensive income	$15,639	$21,451	$20,160	$(41,367)	$15,883

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$78,627	$—	$78,627
Advisory fees	—	—	81,229	(342)	80,887
Investment banking	—	—	21,798	—	21,798
Bank deposit sweep income	—	—	28,894	—	28,894
Interest	59	2,059	12,299	(2,073)	12,344
Principal transactions, net	—	(34)	7,586	54	7,606
Other	3	—	4,635	(1)	4,637
Total revenue	62	2,025	235,068	(2,362)	234,793
EXPENSES
Compensation and related expenses	273	—	151,012	(1)	151,284
Communications and technology	39	—	20,833	—	20,872
Occupancy and equipment costs	—	—	16,010	—	16,010
Clearing and exchange fees	—	(54)	5,469	54	5,469
Interest	3,038	—	10,566	(2,073)	11,531
Other	2,087	4	21,382	(342)	23,131
Total expenses	5,437	(50)	225,272	(2,362)	228,297
Pre-tax income (loss)	(5,375)	2,075	9,796	—	6,496
Income taxes	(1,364)	558	3,353	—	2,547
Net income (loss)	(4,011)	1,517	6,443	—	3,949

Equity in earnings of subsidiaries	7,960	6,443	—	(14,403)	—
Net income	3,949	7,960	6,443	(14,403)	3,949
Other comprehensive income	—	—	533	—	533
Total comprehensive income	$3,949	$7,960	$6,976	$(14,403)	$4,482

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$297,126	$—	$297,126
Advisory fees	—	—	251,811	(1,071)	250,740
Investment banking	—	—	140,034	(1,875)	138,159
Bank deposit sweep income	—	—	30,567	—	30,567
Interest	2	6,174	24,732	(6,258)	24,650
Principal transactions, net	—	57	18,842	—	18,899
Other	95	—	15,526	(3)	15,618
Total revenue	97	6,231	778,638	(9,207)	775,759
EXPENSES
Compensation and related expenses	879	—	526,045	—	526,924
Communications and technology	144	—	60,545	—	60,689
Occupancy and equipment costs	—	—	46,611	—	46,611
Clearing and exchange fees	—	—	18,061	—	18,061
Interest	7,632	—	11,527	(6,258)	12,901
Other	5,358	8	52,951	(2,949)	55,368
Total expenses	14,013	8	715,740	(9,207)	720,554
Pre-tax income (loss)	(13,916)	6,223	62,898	—	55,205
Income taxes	(3,576)	1,623	16,052	—	14,099
Net income (loss)	(10,340)	4,600	46,846	—	41,106

Equity in earnings of subsidiaries	51,446	46,846	—	(98,292)	—
Net income	41,106	51,446	46,846	(98,292)	41,106
Other comprehensive income	—	—	187	—	187
Total comprehensive income	$41,106	$51,446	$47,033	$(98,292)	$41,293

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
REVENUES
Commissions	$—	$—	$238,932	$—	$238,932
Advisory fees	—	—	236,278	(1,037)	235,241
Investment banking	—	—	81,847	—	81,847
Bank deposit sweep income	—	—	94,692	—	94,692
Interest	234	6,181	38,426	(6,220)	38,621
Principal transactions, net	—	121	21,980	(12)	22,089
Other	3	2	26,070	1	26,076
Total revenue	237	6,304	738,225	(7,268)	737,498
EXPENSES
Compensation and related expenses	1,098	—	466,330	(6)	467,422
Communications and technology	130	—	61,327	—	61,457
Occupancy and equipment costs	—	(1)	46,855	2	46,856
Clearing and exchange fees	—	—	16,479	—	16,479
Interest	9,788	—	34,141	(6,220)	37,709
Other	2,637	248	65,795	(1,044)	67,636
Total expenses	13,653	247	690,927	(7,268)	697,559
Pre-tax income (loss)	(13,416)	6,057	47,298	—	39,939
Income taxes	(3,702)	1,994	14,129	—	12,421
Net income (loss)	(9,714)	4,063	33,169	—	27,518

Equity in earnings of subsidiaries	37,232	33,169	—	(70,401)	—
Net income	27,518	37,232	33,169	(70,401)	27,518
Other comprehensive income	—	—	1,457	—	1,457
Total comprehensive income	$27,518	$37,232	$34,626	$(70,401)	$28,975

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by/(used in) operating activities	$51,332	$(1,991)	$(197,724)	$—	$(148,383)
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(3,708)	—	(3,708)
Cash used in investing activities	—	—	(3,708)	—	(3,708)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,597)	—	—	—	(4,597)
Issuance of Class A non-voting common stock	34	—	—	—	34
Repurchase of Class A non-voting common stock for cancellation	(14,228)	—	—	—	(14,228)
Payments for employee taxes withheld related to vested share-based awards	(5,771)	—	—	—	(5,771)
Issuance of senior secured notes	125,000	—	—	—	125,000
Redemption of senior secured notes	(148,574)	—	—	—	(148,574)
Repurchase of senior secured notes	(1,426)	—	—	—	(1,426)
Debt issuance costs	(210)	—	—	—	(210)
Debt redemption costs	(2,507)	—	—	—	(2,507)
Increase in bank call loans, net	—	—	156,900	—	156,900
Cash provided by (used in) financing activities	(52,279)	—	156,900	—	104,621
Net decrease in cash and cash equivalents	(947)	(1,991)	(44,532)	—	(47,470)
Cash and cash equivalents, beginning of the period	4,811	2,179	72,560	—	79,550
Cash and cash equivalents, end of the period	$3,864	$188	$28,028	$—	$32,080

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Expressed in thousands)	Parent	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Cash provided by/(used in) operating activities	$16,687	$(3,292)	$9,502	$—	$22,897
Cash flows from investing activities:
Purchase of furniture, equipment and leasehold improvements	—	—	(8,672)	—	(8,672)
Cash used in investing activities	—	—	(6,952)	—	(6,952)
Cash flows from financing activities:
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,408)	—	—	—	(4,408)
Issuance of Class A non-voting common stock	83	—	—	—	83
Repurchase of Class A non-voting common stock for cancellation	(8,400)	—	—	—	(8,400)
Payments for employee taxes withheld related to vested share-based awards	(1,014)	—	—	—	(1,014)
Redemption of senior secured notes	(50,000)	—	—	—	(50,000)
Debt redemption costs	(1,688)	—	—	—	(1,688)
Decrease in bank call loans, net	—	—	(15,000)	—	(15,000)
Cash used in financing activities	(65,427)	—	(15,000)	—	(80,427)
Net decrease in cash and cash equivalents	(48,740)	(3,292)	(12,450)	—	(64,482)
Cash and cash equivalents, beginning of the period	53,525	3,826	33,324	—	90,675
Cash and cash equivalents, end of the period	$4,785	$534	$20,874	$—	$26,193

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. and its consolidated subsidiaries (together, the "Company", "Firm", "we", "our" or "us"). The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this quarterly report.
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (corporate and public finance), equity and fixed income research, market-making, trust services, and investment advisory and asset management services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2020, we provided our services from 93 offices in 25 states located throughout the United States, with offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of September 30, 2020 totaled $94.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor direct programs. At September 30, 2020, client assets under management ("AUM") totaled $34.5 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At September 30, 2020, the Company employed 2,907 employees (2,868 full-time and 39 part-time), of whom 1,010 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are also focused on opportunities in our capital market businesses where we can acquire experienced personnel and/or business units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices.
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
The Company is also reviewing its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where competitors have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time on the basis of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make minority private investments out of excess capital in allied or unrelated businesses with the goal of syndicating the investment to eligible clients or to retain ownership because we believe them to be an attractive investment.

Impact of Interest Rates
The Federal Reserve Bank implemented a series of increases in its benchmark short-term interest rate between December 2015 and December 2018. These increases in short-term interest rates had a significant positive impact on our overall financial performance, as we offered programs to our clients (for the investment of short-term funds as well as margin loans) which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities, increases in short-term interest rates generally result in an overall increase in our net earnings. While clients’ domestic cash sweep balances have decreased over the past several years as clients increased their allocations to other investments, that trend reversed in the past few periods as market volatility drove client assets into our short-term cash sweep program and other "safe haven" assets.

Over the past 18 months, the Federal Reserve reduced short-term interest rates resulting in a decrease in fees the Company earned from FDIC insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances have a negative impact on our earnings. The Federal Reserve reduced its benchmark rate significantly during two separate unscheduled meetings in March 2020 by a total of 1.50%. Accordingly, the Company’s earnings during the first three quarters of 2020 were negatively impacted by such decreases. The impact will continue to be significant for the foreseeable future as the Federal Reserve has stated that these lower rates are likely to persist for the next several years.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 Pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Recent outbreaks in various states indicate that COVID-19 will continue to impact the economy and, by extension, our business, well into 2021. We currently anticipate that a large number of our employees will continue to work remotely for the indefinite future.

EXECUTIVE SUMMARY

The Company continued to produce strong operating results despite the challenges in the current environment. The capital markets business outperformed with a record quarter for revenue while the wealth management business continued to produce solid operating returns based on increased commission activity and higher fee income from assets under management despite the headwinds from ultra-low short-term interest rates. Investment banking had its best quarter ever as the Firm increased its market share during a robust period for both equities and debt issuances in the U.S. capital markets. Our continued investment in and commitment to the capital markets business positioned us extremely well to participate in an environment with a significant demand for capital raising. M&A activity also picked up during the period with several notable transaction advisory and placement fees.
Equities sales and trading activity continued to be a bright spot as volatility remained elevated during the period. Our investment in public finance continues to reap returns as we secured appointments in larger and more prominent transactions. Despite a sell-off late in the quarter, the broader equities markets were up 8.5% during the period contributing to record assets under management at September 30, 2020, which will drive our advisory fee revenue for the fourth quarter of 2020. In addition, the Firm was able to take advantage of the current low interest rate environment by refinancing our outstanding long-term debt with a lower coupon rate and a net pay down of $25 million which will save $3.3 million in interest costs on an annual basis.

RESULTS OF OPERATIONS
The Company reported net income of $15.6 million or $1.25 basic earnings per share for the three months ended September 30, 2020 compared with net income of $3.9 million or $0.31 basic earnings per share for the three months ended September 30, 2019. Pre-tax income was $21.7 million for the three months ended September 30, 2020 compared with pre-tax income of $6.5 million for the three months ended September 30, 2019. Revenue for the three months ended September 30, 2020 was $276.3 million compared with revenue of $234.8 million for the three months ended September 30, 2019, an increase of 17.7%.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2020	3Q-2019	Change	% Change
Revenue	$276,259	$234,793	$41,466	17.7
Compensation expense	$189,654	$151,284	$38,370	25.4
Non-compensation expense	$64,887	$77,013	$(12,126)	(15.7)
Pre-Tax Income	$21,718	$6,496	$15,222	234.3
Income Taxes	$6,079	$2,547	$3,532	138.7
Net Income	$15,639	$3,949	$11,690	296.0

Earnings per share (basic)	$1.25	$0.31	$0.94	303.2
Earnings per share (diluted)	$1.19	$0.29	$0.90	310.3

Book Value Per Share	$49.20	$44.27	$4.93	11.1
Tangible Book Value Per Share	$35.61	$30.99	$4.62	14.9

CAUA ($ billions)	$94.3	$87.6	$6.7	7.6
AUM ($ billions)	$34.5	$30.2	$4.3	14.2
    Highlights
•Revenue increased 17.7% due to robust underwriting revenue, large M&A fees, increased institutional equities sales and trading activity, higher retail participation, and higher advisory fees.
•Compensation expense increased 25.4% due to higher production, incentive, and deferred compensation costs partially offset by lower share-based compensation costs.
•Non-compensation expenses were 15.7% lower primarily due to lower interest, travel and entertainment, and conference costs partially offset by charges related to the refinancing of the Firm's long-term debt.
•Book value and tangible book value per share reached record levels at September 30, 2020.
•Private Client pre-tax profit margin was 18.3% reflecting strong underlying business fundamentals.
•Client assets under administration and under management were both at record levels at September 30, 2020.
•The Investment Banking division had its best ever revenue quarter helping to drive a record revenue quarter for the Capital Markets segment.
•The Firm refinanced its outstanding long-term debt during the period which resulted in a one-time charge of $2.8 million. Going forward, the Firm will save $3.3 million in interest costs on an annual basis.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and nine months ended September 30, 2020 and 2019:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Revenue
Private Client	$141,097	$152,054	(7.2)	$424,340	$477,509	(11.1)
Asset Management	20,632	18,368	12.3	57,423	53,576	7.2
Capital Markets	114,289	64,068	78.4	295,101	206,848	42.7
Corporate/Other	241	303	(20.5)	(1,105)	(435)	154.0
Total	$276,259	$234,793	17.7	$775,759	$737,498	5.2

Pre-Tax Income (Loss)
Private Client	$25,764	$35,251	(26.9)	$83,482	$121,501	(31.3)
Asset Management	6,426	4,932	30.3	14,714	12,492	17.8
Capital Markets	19,369	(6,385)	*	41,548	(10,833)	*
Corporate/Other	(29,841)	(27,302)	(9.3)	(84,539)	(83,221)	1.6
Total	$21,718	$6,496	234.3	$55,205	$39,939	38.2
* Percentage not meaningful

Private Client
Private Client reported revenue of $141.1 million for the third quarter of 2020, 7.2% lower than the third quarter of 2019 primarily due to the impact of lower interest rates. Pre-tax income of $25.8 million in the current quarter resulted in a pre-tax margin of 18.3%. Financial advisor headcount declined to 1,010 at the end of the current quarter compared to 1,043 in the prior quarter, although productivity of our financial advisors increased reflecting higher individual production levels.

('000s, except Financial advisor headcount or otherwise indicated)
	3Q-2020	3Q-2019	Change	% Change
Revenue	$141,097	$152,054	$(10,957)	(7.2)
Retail commissions	$48,839	$46,044	$2,795	6.1
Advisory fee revenue	$67,949	$62,510	$5,439	8.7
Bank deposit sweep income	$4,618	$28,894	$(24,276)	(84.0)
Interest	$5,940	$8,653	$(2,713)	(31.4)
Other	$13,751	$5,953	$7,798	131.0

Total Expenses	$115,333	$116,803	$(1,470)	(1.3)
Compensation	$89,562	$85,246	$4,316	5.1
Non-compensation	$25,771	$31,557	$(5,786)	(18.3)

Client Asset Under Administration (billions)	$94.3	$87.6	$6.7	7.6
Cash Sweep Balances (billions)	$6.6	$4.8	$1.8	26.0
Financial Advisor Headcount	1,010	1,043	(33)	(3.2)
•Retail commissions were $48.8 million for the third quarter of 2020, an increase of 6.1% from a year ago as a result of increased volatility and client participation.
•Advisory fees increased 8.7% due to higher assets under management at June 30, 2020 compared with June 30, 2019.
•Bank deposit sweep income decreased $24.3 million or 84.0% from a year ago due to lower short-term interest rates partially offset by higher average cash sweep balances.

•Interest revenue declined 31.4% from a year ago due to lower short-term interest rates partially offset by higher average margin balances.
•Other revenue increased 131.0% primarily due to increases in the cash surrender value of Company-owned life insurance policies.
•Compensation expenses increased 5.1% primarily due to increased production and deferred compensation costs partially offset by lower share-based compensation.
•Non-compensation expenses decreased 18.3% primarily due to lower interest costs associated with the bank deposit sweep program.
Asset Management
Asset Management reported revenue of $20.6 million for the third quarter of 2020, 12.3% higher than the third quarter of 2019. Pre-tax income was $6.4 million for the third quarter of 2020, an increase of 30.3% compared with the third quarter of 2019.

('000s unless otherwise indicated)	3Q-2020	3Q-2019	Change	% Change
Revenue	$20,632	$18,368	$2,264	12.3
Advisory fee revenue	$20,632	$18,368	$2,264	12.3

Total Expenses	$14,206	$13,436	$770	5.7
Compensation	$5,997	$5,441	$556	10.2
Non-compensation	$8,209	$7,995	$214	2.7

AUM (billions)	$34.5	$30.2	$4.3	14.2
•Advisory fee revenue on traditional and alternative managed products was $20.6 million for the third quarter of 2020, an increase of 12.3% due to higher AUM at June 30, 2020 compared with June 30, 2019 and positive net asset flows.
◦Advisory fees are calculated based on the value of client AUM at the end of the prior quarter which totaled $32.7 billion at June 30, 2020 ($32.1 billion at December 31, 2019) and are allocated between the Private Client and Asset Management business segments.
•AUM hit a record level of $34.5 billion at September 30, 2020, which is the basis for advisory fee billings for the fourth quarter of 2020. The increase in AUM was comprised of higher asset values of $3.7 billion on existing client holdings and a net contribution of assets of $0.6 billion.
•Compensation expenses were up 10.2% which was primarily related to increases in incentive compensation.
•Non-compensation expenses were up 2.7% when compared to the prior year period.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2020:

(Expressed in millions)
	For the Three Months Ended September 30, 2020
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$26,910	$1,461	$(1,802)	$1,645	$28,214
Institutional Fixed Income (2)	755	24	(10)	15	784
Alternative Investments:
Hedge funds (3)	4,202	186	(73)	347	4,662
Private Equity Funds (4)	361	31	(8)	54	438
Portfolio Enhancement Program (5)	428	—	(15)	—	413
	$32,656	$1,702	$(1,908)	$2,061	$34,511
(1)Traditional investments include third party advisory programs, Oppenheimer financial adviser managed and advisory programs and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
(2)Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds,
Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.
(3)     Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.
(4)Private equity funds represent private equity fund of funds including portfolios focused on natural resources and related assets.
(5)The portfolio enhancement program sells uncovered, far out-of-money puts and calls on the S&P
500 Index. The program is market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.

Capital Markets
Capital Markets reported revenue of $114.3 million for the third quarter of 2020, 78.4% higher than the third quarter of 2019. Pre-tax income was $19.4 million for the third quarter of 2020 compared with pre-tax loss of $6.4 million for the third quarter of 2019.

('000s)	3Q-2020	3Q-2019	Change	% Change
Revenues	$114,289	$64,068	$50,221	78.4

Investment Banking	$62,283	$19,239	$43,044	223.7
Advisory fees	$30,706	$10,467	$20,239	193.4
Equities underwriting	$27,969	$7,356	$20,613	280.2
Fixed income underwriting	$3,608	$1,416	$2,192	154.8

Sales and Trading	$51,286	$44,356	$6,930	15.6
Equities	$40,264	$31,189	$9,075	29.1
Fixed Income	$11,022	$13,167	$(2,145)	(16.3)

Other	$720	$473	$247	52.2

Total Expenses	$94,920	$70,453	$24,467	34.7
Compensation	$71,328	$41,913	$29,415	70.2
Non-compensation	$23,592	$28,540	$(4,948)	(17.3)

•Advisory fees earned from investment banking activities increased 193.4% to $30.7 million for the third quarter of 2020 compared with $10.5 million for the third quarter of 2019 driven by increased M&A activity and fees associated with a significant number of capital raising transactions completed during the period.
•Equities underwriting fees increased 280.2% to $28.0 million for the third quarter of 2020 compared with $7.4 million for the third quarter of 2019 due to higher levels of capital issuances in the equity markets.
•Fixed income underwriting fees increased 154.8% to $3.6 million for the third quarter of 2020 compared with $1.4 million for the third quarter of 2019 primarily driven by public finance issuances during the period.
•Fixed income sales and trading decreased 16.3% driven by lower client participation during the period.
•Equities sales and trading increased to $40.3 million for the third quarter of 2020, 29.1% higher compared to $31.2 million     during the third quarter of 2019 due to continued elevated volatility in the equities markets.
•Compensation expenses increased 70.2% primarily due to increased production and incentive compensation tied to increases in revenue.
•Non-compensation expenses were 17.3% lower due to decreased interest costs and reduced costs associated with business travel and entertainment and conferences.

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2019.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended September 30, 2020, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2020, total assets increased by 5.8% from December 31, 2019. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (the "Notes") (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2020, the Company had $156.9 million of such borrowings outstanding compared to outstanding borrowings of $nil at December 31, 2019. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.9 million and $387,089, respectively, at September 30, 2020. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.3 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. In accordance with the Tax Cuts and Jobs Act ("TCJA"), we will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.
Senior Secured Notes
On September 22, 2020, in a private offering, we issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an Indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. We used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses related thereto. On October 9, 2020, we filed registration statements to commence an exchange offer in which we plan to exchange 100% of our Unregistered Notes for a like principal amount of notes with identical terms except that such new notes will be registered under the Securities Act (the "Notes"). We will not receive any proceeds in the exchange offer. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
On September 14, 2020, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Unregistered Notes and affirmed its stable outlook. On September 21, 2020, Moody's Corporation affirmed the Company's Corporate Family ‘B1’ rating and affirmed its 'B1' rating on the Unregistered Notes and its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of ARS, are mainly comprised of actively trading readily marketable securities. We advanced $3.8 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2020 ($3.8 million for the three months ended September 30, 2019) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention requirements.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At September 30, 2020, the Company had $156.9 million of bank call loans ($nil at December 31, 2019). The average daily bank loan outstanding for the three and nine months ended September 30, 2020 was $97.5 million and $73.4 million respectively, ($6.3 million and $14.6 million for the three and nine months ended September 30, 2019). The largest daily bank loan outstanding for the three and nine months ended September 30, 2020 was $235.1 million and $324.3 million, respectively ($82.2 million and $100.9 million for the three and nine months ended September 30, 2019).

At September 30, 2020, securities loan balances totaled $292.0 million ($234.3 million at December 31, 2019 and $209.3 million at September 30, 2019). The average daily securities loan balance outstanding for the three and nine months ended September 30, 2020 was $281.8 million and $241.3 million, respectively ($244.5 million and $239.1 million for the three and nine months ended September 30, 2019). The largest daily stock loan balance for both the three and nine months ended September 30, 2020 was $316.9 million ($266.5 million and $285.5 million for the three and nine months ended September 30, 2019).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2020, we did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.

At September 30, 2020, the gross balances of reverse repurchase agreements and repurchase agreements were $191.5 million and $444.3 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2020 was $185.4 million and $393.1 million, respectively ($137.4 million and $527.6 million, respectively, for the three months ended September 30, 2019). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2020 was $521.9 million and $803.0 million, respectively ($326.3 million and $770.5 million, respectively, for the three months ended September 30, 2019).
At September 30, 2020, the gross leverage ratio was 4.2.
Liquidity Management
We manage our liquidity on a daily basis to meet our current obligations and upcoming liquidity needs as well as to ensure compliance with regulatory requirements. Our liquidity needs may be affected by market conditions, increased inventory positions, business expansion and other unanticipated occurrences. In the event that existing financial resources do not satisfy our liquidity needs, we may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside our control.

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $72.5 million as of September 30, 2020.
We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or sources of financing and to plan actions the Company could take in the case of such an eventuality. Our reviews have resulted in plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2020	2019
Cash (used in)/provided by operating activities	$(148,383)	$22,897
Cash used in investing activities	(3,708)	(6,952)
Cash provided by/(used in) financing activities	104,621	(80,427)
Net decrease in cash and cash equivalents	$(47,470)	$(64,482)

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

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of September 30, 2020:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$268,852	$40,892	$72,479	$55,951	$99,530
Committed Capital (3)	1,238	1,238	—	—	—
Senior Secured Notes (4)(5)	159,547	7,047	13,750	138,750	—
ARS Purchase Commitments (3)	1,291	1,291	—	—	—
Total	$430,928	$50,468	$86,229	$194,701	$99,530
(1)See note 4 to the condensed consolidated financial statements for additional information.
(2)Includes interest liability of $67.0 million.
(3)See note 13 to the condensed consolidated financial statements for additional information.
(4)See note 11 to the condensed consolidated financial statements for additional information.
(5)Includes interest payable of $34.5 million through maturity.

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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Compliance with Reg BI became effective on June 30, 2020. In addition to adopting Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
It is too early to predict what all the effects of the Reg BI Rules will have on the Company. However, there is a need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto may limit revenue and most likely will involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs.
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
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2020, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors — The Company may continue to be adversely affected by the failure of the Auction Rate Securities Market" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting 'Forward-Looking Statements'" in Part I, Item 2 and "Risk Factors" in Part II, Item 1A elsewhere herein.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $6.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.
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
Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. As of September 30, 2020, the Company has $2.4 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2020 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2019, for additional details of the agreements with the MSD and NYAG.
As of September 30, 2020, the Company has no remaining commitments to purchase ARS as a result of legal settlements.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. The United States now has the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several states, including New York, where we are headquartered, declared states of emergency. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including the following:

•Employees contracting COVID-19
•Reductions in our operating effectiveness as our employees work from home or disaster-recovery locations
•Unavailability of key personnel necessary to conduct our business activities
•An economic environment which may have significant accounting and financial reporting implications
•Unprecedented volatility in global financial markets
•Reductions in revenue across our operating businesses
•Delay in planned entry into, or expansion of, investments or projects in China and surrounding areas
•Closure of our offices or the offices of our clients
•De-globalization

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the third quarter of 2020, the Company issued 40,855 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of October 2020.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)