Form 10-K
period 2020-12-31
OPPENHEIMER HOLDINGS INC
filed 2021-03-01
CIK 791963

As filed with the U.S. Securities and Exchange Commission on March 1, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2020 was $271.2 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2020 of $21.79.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on March 1, 2021 was 12,580,734 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries (together, the "Company", "we", "our" or "us"), is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity & fixed income research, market-making, trust services and investment advisory and asset management services. The Company owns, directly or through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisors ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation organized to trade and clear syndicated corporate loans. We conduct our international businesses through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey, Germany and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 1,002 financial advisors in 92 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2020, the Company held client assets under administration of $104.8 billion. Oppenheimer provides the following private client services:
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
At December 31, 2020, the Company had $38.8 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed quarterly, in advance, and are calculated based on all fee-based AUM balances at the end of the prior quarter. OAM also receives income from revenue sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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
Mutual Fund Managed Accounts - The Company offers two fee-based mutual fund managed account programs through Portfolio Advisory Services ("PAS"): (i) PAS, a non-discretionary advisory program where clients choose mutual funds approved by the Company to create strategic asset allocations; and (ii) PAS Directed, a discretionary advisory program where an Oppenheimer advisor chooses the mutual funds to create the asset allocation and portfolio construction.
Discretionary Advisory Accounts - Oppenheimer offers three discretionary portfolio management programs. Through its Omega and Fahnestock Asset Management programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer advisors.
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

CAPITAL MARKETS
Investment Banking
Oppenheimer employs more than 125 investment banking professionals in the United States, the United Kingdom, Germany and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the consumer & retail, energy, financial institutions, healthcare, rental services, technology and transportation and logistics sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions practice as well as Equities and Fixed Income platforms to provide its clients with tailored advice and complete access to capital markets.

Financial Advisory — Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, spin-offs, joint ventures, restructurings and liability management. Oppenheimer provides dedicated senior banker focus to clients throughout the financial advisory process, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships and capital markets capabilities.

Equities Capital Markets — Oppenheimer provides a full spectrum of capital raising solutions for corporate clients through initial public offerings, follow-on offerings, confidentially marketed public offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, equity-linked offerings and special purpose acquisition companies ("SPACs"). Oppenheimer is a leading underwriter of mid- and small-cap equity offerings and SPACs, where it may act as a Lead Bookrunner, Joint Bookrunner or Co-Manager as the case may be.

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
Equities Division
Oppenheimer employs 38 senior research analysts covering over 600 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S., in the UK (London), Switzerland (Geneva), and in Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans, that are attracted by the research product, insights and market intelligence provided by sales and trading staff as well as by the quality of execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.
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
Equity Research — Oppenheimer provides regular research reports, notes and earnings updates and also sponsors research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer arranges for company managements to meet with interested investors through arranged meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer's analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. Due to the global Coronavirus Pandemic, to ensure the health and safety of staff members, clients and vendors, during the period from approximately March 15th and continuing throughout the year 2020, Oppenheimer substituted all meetings formerly held 'in-person' with virtual style meetings using a variety of technology platforms and media such as Zoom, WebEx etc.

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
Taxable Fixed Income
Oppenheimer employs over 85 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London and Isle of Jersey) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales, investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Banks.
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
Fixed Income Research - Oppenheimer has a total of six fixed income research professionals covering high yield corporate, mortgage backed, emerging market, and municipal securities. Oppenheimer's High Yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term. Its mortgage backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Professionals cover emerging markets fixed income issuers, focus on sovereign bonds and providing commentary on emerging market corporate bond issuers. Municipal bond research professionals are dedicated to the tax-exempt municipal bond market.
Public Finance and Municipal Trading
Public Finance - Oppenheimer's public finance group advises and raises capital for state and local governments, public agencies, private developers and other borrowers. The group assists its clients by developing and executing capital financing plans that meet our clients' objectives and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including local governments and municipalities, primary and secondary schools, post-secondary and private schools, state and local transportation entities, health care institutions, senior-living facilities, public utility providers and project financing as well as lease financings through the issuance of taxable municipal bonds. In addition to underwriting longer-term municipal securities, Oppenheimer also underwrites municipal revenue anticipation, tax anticipation and bond anticipation notes for local government issuers, as well as short-term bonds for bridge financing and real estate projects.

Municipal Trading - Oppenheimer has regionally based municipal bond trading desks serving our retail financial advisors and their clients. The desks serve Oppenheimer's financial advisors in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The institutional desks assist in distributing municipal securities originated by the Public Finance Department.
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
The Company, through its subsidiaries, holds investments as general partner in a range of investment partnerships (hedge funds, fund of funds, private equity partnerships and real estate partnerships) which are offered to Oppenheimer hedge fund-qualified clients and on a limited basis to qualified clients of other broker-dealers. The Company may also take proprietary long-term investment positions in private companies where the Company believes the investment has the possibility of growth in the value of the investment based on the intrinsic business. Any such investments may also be a pre-cursor to offering participations in such investments through private early round partnership interests to qualified high net worth investors.
Repurchase Agreements
Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, the Company provides funding for various inventory positions.
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
CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer with the U.S. Securities Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and an investment adviser under the Investment Adviser Act of 1940, as amended (the "Adviser Act"), and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located in the United States.
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

Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2020, Oppenheimer Trust held custodial assets of $370.0 million. See "Other Requirements" herein.
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
HUMAN CAPITAL OVERVIEW
The Company views human capital resources as its total workforce (full-time and part-time employees and consultants) and the various formal and informal programs and resources to support, recruit, train, and retain its workforce. As a financial services firm, our business relies extensively on our human capital resources to provide the highest level of services to meet the needs of our clients. The Company's human capital network includes, but is not limited to, financial advisors, research analysts, investment bankers, sales and trading professionals, portfolio managers, market analysts as well as employees in various support functions throughout the firm. The Company's human capital management strategy is defined by and overseen by the Management Committee in collaboration with the Chairman and CEO. As the Company is engaged in many business lines within financial services, the Company relies on the expertise of its business leaders to manage the day-to-day human capital needs and priorities, including learning and development, recruiting and retention, and employee productivity. The human capital needs of our business are also supported by the Company’s Human Resources Department, which reports into the Chief Financial Officer.
At December 31, 2020, the Company employed 2,908 employees (2,871 full-time and 37 part-time), of whom 1,002 were financial advisors. With financial advisors comprising a considerable segment of the Company’s employee base, we believe they are a significant human capital resource for the Company, and accordingly, their recruitment, retention, compensation and productivity we view as important to the success of the Company.

Culture and Strategy
As a leading middle-market investment bank and full service broker-dealer, the Company prides itself on its areas of specialization and its corporate culture of being supportive of its employees and providing direct access to senior management. Our values remain grounded in integrity and honesty, which form the core of our fundamental principles. It is our intention to prioritize these principles over business profits. Our Code of Conduct memorializes our beliefs and serves as a detailed guide for our directors, senior management, and employees to consult when making decisions about their conduct in relation to the Company’s business as well as their conduct outside of the business.
Our people and culture are the cornerstones of our firm and our ability to deliver outstanding financial services to our clients. This culture is best exemplified by an employee base consisting of a high percentage of long-tenured, experienced professionals complemented by an up-and-coming talented group of associates in which the firm has and continues to invest time, effort and resources. The Company prides itself on having a culture of putting people first and values the thoughts, perspectives and experiences of individuals from all backgrounds. We strive to have an inclusive and bias-free workplace that will foster growth for our employees and allow them to excel in their careers. The Company recognizes that it is a long term commitment to develop and sustain a diverse, inclusive and belonging environment. In addition, the Company has a relatively flat management structure that fosters innovative thought generation and quick decision-making. Employees are encouraged to escalate business issues, which are dealt with effectively and efficiently, in part, because Company management endeavors to always be accessible and accountable.
The Company takes a pragmatic approach to human capital strategy and continuously makes investments in its people, processes and technology. This approach allows the Company to adapt quickly to evolving business needs and maintain a competitive position, with the ability to readily implement change and employ best practices to meet or exceed industry standards. Our methods have proven to motivate and empower our employees, to cultivate an entrepreneurial mindset while fostering a culture of compliance.
Talent Development
The development of the firm’s current and future leaders is critical to the future growth of the Company. This starts with a focus on the professional development of entry-level employees by offering a variety of programs, including the annual Summer Internship Program, Rotational Trainee Program, Investment Banking Analyst Program and the Associate Financial Advisor Program. We also work with newly hired Associates through our Associate Financial Professional Program, a multi-year training curriculum whereby new Associates are partnered with experienced Financial Advisors in the same branch office. Meanwhile, Senior Advisors are provided resources to keep abreast of our ever-changing industry with the goal to better serve the best interests of our clients. In today's competitive and highly regulated marketplace, it is important to engage in continuous improvement to not only distinguish ourselves from our competitors, but to also be accountable to the highest standards of the industry.
Professional development is a key foundational building block to our continued success. On an ongoing basis, the Company is committed to providing the highest level of learning for its employee base through Oppenheimer University, our eLearning platform comprised of a deep catalogue of content curated to the specific learning needs of our employees, covering a wide range of business areas, financial products, corporate matters, and regulatory and compliance training. These courses include, but are not limited to, Compliance – Anti-Money Laundering, Cybersecurity and Anti-Harassment and Discrimination training as well as in-depth information on industry topics. In addition, the Company sponsors employee participation in industry trade associations, regulatory licensing and training, and continuing professional education in order to support the career goals and objectives of its employees.

Compensation and Performance Assessment
The Company offers its employees a comprehensive compensation program that promotes business expansion in a responsible manner and enables us to retain and appropriately reward employees. These programs are designed to provide competitive compensation and financial incentives for employees in meeting various performance targets which drive the overall financial performance of the Company while taking into account the Company's overall financial performance, individual performance, as well as the Company's corporate and risk management objectives. The compensation and benefits programs vary depending on the business or functional area within the firm but generally include a mix of salary, incentive cash compensation, production-related compensation, share-based compensation, and deferred compensation.
The Company's compensation program is developed and governed by the Compensation Committee of the Board of Directors. The Company’s Chief Executive Officer will provide recommendations to the Compensation Committee with respect to salary, bonus, and other compensation paid to senior management. In turn, senior management will make recommendations to the Chief Executive Officer regarding remuneration for its direct reports in various business and support functions.
The Company has performance assessment criteria from which to rate performance which is tied to overall compensation. These criteria include, but are not limited to, strategic thinking, integrity, building a corporate culture of ethical and responsible behavior, compliance with regulatory requirements, managing employee performance, retention and morale, and reaching various goal production-related milestones depending on the business or support unit.

As discussed above, the Company's compensation programs differ by area within the firm. Generally, employees are compensated as follows:

Compensation Type
Business Areas	Salary	Incentive	Production	Deferred	Share-Based
Wealth Management	X		X	X	X
Investment Banking	X	X			X
Sales & Trading	X		X	X
Research	X	X			X
Support Functions	X	X			X

Compensation as a percentage of revenue is a metric that the firm monitors closely. A breakdown of the firm’s compensation as a percentage of revenue by business segment is as follows:

	2020	2019	2018
Total Firm	64.3%	63.6%	63.4%
Private Client	64.2%	55.5%	54.1%
Asset Management	19.3%	28.4%	31.1%
Capital Markets	59.0%	66.7%	65.2%
Employee Safety and Well-being
The health and well-being of our employees and their loved ones is paramount to the firm. The Company is committed to keeping everyone safe and healthy by providing our employees with a comprehensive healthcare and benefits program as well as useful resources and communications. In addition to a comprehensive healthcare and benefits program, the Company offers various health and wellness programs including confidential emotional support, work-life solutions, financial resources, and campaigns to promote physical and emotional well-being of our employees.
The COVID-19 pandemic has continued to disrupt both our personal and professional lives in unprecedented ways.
The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators regarding COVID-19. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees self-quarantine if they have been exposed to COVID-19, or experience related symptoms. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. A surge in COVID-19 cases following the holiday season and other recent outbreaks in various states will continue to impact the economy and, by extension, our business, well into 2021. In order to continue to focus on the safety of our employees, we currently anticipate that a large number of our employees will continue to work remotely until vaccinations are more widely administered.
COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including Fintech competitors offering online investment services to smaller investors. Recently online firms have offered “free” trades to all investors, which has become increasingly popular with small investors, living and working from home. At present, it is not possible to determine the nature of this competitive threat, given its newness and the type of client it has attracted to date. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.
We also compete with companies that offer web-based financial services and discount brokerage services, usually with lower levels of service, to individual clients. In addition, we compete with advisors holding themselves out as "independent" and who are registered investment advisers or RIAs. We compete principally on the basis of the quality of our advisors, services, product selection, location and reputation in local markets. Our ability to compete effectively in these businesses is substantially dependent on our continuing ability to attract, retain and motivate qualified professionals, including successful financial advisors, research analysts, investment bankers, trading professionals, portfolio managers and other revenue producing or specialized support personnel.
The Company believes that the principal factors affecting competition in the securities and investment banking industries are the quality and ability of professional personnel and relative prices of services and products offered. In some instances, competition within the industry can be impacted by the credit ratings assigned to the firm offering services when potential clients are making a determination of acceptable counterparties. The ability of securities industry participants to offer credit facilities to potential investment banking clients may affect the assignment of individual transactions. The Company's ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential clients. Many of Oppenheimer's competitors engage in these programs more extensively than Oppenheimer. Increasingly, securities firms are providing automated investment advisory services that employ algorithms to determine recommended portfolio allocations at a much lower price point. This model is in the early stage and it is not yet clear whether this type of investment advisory service will provide meaningful competition to the full service investment model.
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

In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Recent outbreaks in various states indicate that COVID-19 will continue to impact the economy and, by extension, our business, well into 2021. We currently anticipate that a large number of our employees will continue to work remotely for the indefinite future until vaccinations are more widely administered.
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, as well as to the financial services industry. Increasingly, bad actors, both domestically and internationally, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions seemingly from authorized parties but in fact, are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the internet or hold it for ransom. Regulators are increasingly requiring companies to provide increased levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Chief Information Security Officer ("CISO") and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation" in Item 1A.

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
The Sarbanes-Oxley Act of 2002 — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Exchange Act. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which superseded the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act of 2002. Management has determined that the Company's internal control over financial reporting as of December 31, 2020 was effective. See "Management's Report on Internal Control over Financial Reporting."
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
Section 956 of the Dodd-Frank Act required the SEC, Federal Reserve, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Housing Finance Agency and National Credit Union Administration (the "agencies") to jointly prescribe regulations or guidelines related to the prohibition of incentive-based compensation arrangements that encourage inappropriate risks at certain financial institutions. The agencies released a re-proposed rule in May 2016 that would prohibit certain forms of incentive-based compensation arrangements for financial institutions with greater than $1 billion in total assets (the "Incentive-Based Compensation Proposal"). Much of the Incentive-Based Compensation Proposal would apply to financial institutions categorized as either "Level 1" institutions (assets of $250 billion or more) or "Level 2" institutions (assets of $50 billion to $250 billion), while "Level 3" institutions (assets of $1 billion to $50 billion) would be subject to less extensive obligations. All covered financial institutions would be required to, among other requirements: (i) annually document the structure of their incentive-based compensation arrangements; (ii) retain records of such annual documentation for at least seven years; and (iii) comply with general prohibitions on incentive-based compensation arrangements that could encourage inappropriate risk-taking. Should the Incentive-Based Compensation Proposal be adopted, we would be subject to the rule's requirements as a "Level 3" financial institution, which would require us to incur additional legal and compliance costs, as well as subject us to increased legal risks.

Bank Secrecy Act and USA PATRIOT Act of 2001— The Bank Secrecy Act and the USA PATRIOT Act of 2001 (“Patriot Act”) and requirements administered by the Financial Crimes Enforcement Network (“FinCEN”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and initial and on-going due diligence on customers. The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for obtaining and verifying customer identification at account opening; and rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes. In May 2016, FinCEN issued a new rule that, since May 2018, has required certain financial institutions, including U.S. banks and broker-dealers, to obtain certain beneficial ownership information from legal entity clients. Failure to meet the requirements of the Bank Secrecy Act, the Patriot Act or FinCEN can lead to regulatory actions including significant fines and penalties as well as significant reputational damage.
Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of Europe. The directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligations for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has and will fundamentally alter the provision of research to financial institutions as well as require the registration of all market participants. It is anticipated that this rulemaking will negatively impact the overall availability of commission revenue in payment for equity research and possibly negatively impact the liquidity of markets for equities and fixed income securities in Europe. It appears that the limitation of available services to smaller institutions in the UK as a result of MIFID II, may be resulting in the applicability of these rules to smaller institutions. It is possible that these restrictive business practices may be adopted in the U.S. although there is currently no such regulatory requirement in the U.S.
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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI was June 30, 2020. In addition to passing Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).

Reg BI Rules have impacted the conduct of the business of the Company, in particular, with respect to our business with non-institutional clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business have increased the amount of record –keeping, changed the permitted conduct of our representatives and led to more clients choosing fee-based programs for the conduct of their relationship with the Company. The new rules and processes related thereto may limit revenue and have increased costs, including, but not limited to, compliance costs associated with new or enhanced technology and may in the future lead to increased litigation costs.

The Company reviewed its business practices and operating models in light of the Reg BI Rules and made significant structural, technological and operational changes to our business leading up to the effective date of June 30, 2020 for compliance with the Reg BI Rules. As a result, the Company conducted significant training of all its employees with respect to the requirements of Reg BI and made each of the required mailings (both electronic and conventional) prior to the effective date. The Company believes that the changes made to its business processes will result in compliance with these new requirements. As business continues to be conducted under the Reg BI Rules, it is likely that additional changes may be necessary. It is noteworthy that the newly elected Congress is calling for additional regulation of the securities industry and calling for full fiduciary rules in lieu of Regulation BI.

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
The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. Other jurisdictions have, or are proposing to pass privacy legislation that is similar to GDPR. Oppenheimer has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law.
Money Market Funds — In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company now offers FDIC short-term bank deposits alternatives as cash sweep investments. The SEC and FINRA have each announced their intention to review the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system.
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
U.S. broker-dealers and SROs are required to report all equity and options life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers will be required to submit customer account information to the repository. This will make CAT the world's largest repository of securities transactions. In June 2020, Oppenheimer, like other U.S. broker dealers, began reporting equity trades, and in July, 2020 non-complex option trades to the CAT. Oppenheimer will begin reporting complex option trades in 2021. Smaller broker-dealers will be required to report equity and option trades in 2021. The CAT NMS Plan requires SROs to define plans to eliminate duplicative reporting.
The requirements of the CAT have been and will continue to be expensive to implement and present potential privacy issues that may not be protected under existing rule-making and may make the Company liable for improper disclosure or cybersecurity hacking of the CAT database. The securities industry has commenced various actions to limit the provision of personally identifiable information ("PII") to the CAT, given the potential liabilities to the provider associated with improper dissemination of such data. There is no predictable outcome as to the success of any such actions.
Trust Company Regulation — Oppenheimer Trust is a limited purpose trust company organized under the laws of Delaware and is regulated by the Office of the State Banking Commissioner.
The impact of any of, or more than one of, the foregoing could have a material adverse effect on our business, financial condition and results of operations. Certain of the rulemakings described above remain under consideration and have been subject to numerous changes and postponements in both the requirements and implementation date(s) and may become more onerous as a result of the 2020 Presidential election.

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
See note 18 to the consolidated financial statements appearing in Item 8 for further information on the Company's regulatory capital requirements.

OTHER REQUIREMENTS
Senior Secured Notes
On June 23, 2017, the Company issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 (the "6.75% Notes") at an issue price of 100% of the principal amount. Interest on the 6.75% Notes was payable semi-annually on January 1st and July 1st. The 6.75% Notes were scheduled to mature on July 1, 2022.
The Company redeemed $50.0 million (25%) of the 6.75% Notes plus accrued and unpaid interest during the third quarter of 2019. During the first quarter of 2020, the Company repurchased $1.4 million of the 6.75% Notes. On August 28, 2020, the Parent issued a conditional notice of redemption to redeem the entire $150.0 million aggregate principal amount of the outstanding 6.75% Notes. The Company held $1.4 million in treasury for a net outstanding amount of $148.6 million. On September 22, 2020, the Parent issued a notice to satisfy and discharge all of its obligations under the Indenture governing the 6.75% Notes. On September 28, 2020, the 6.75% Notes were fully redeemed.
On September 22, 2020, the Parent issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the “Notes”) at an issue price of 100% of the principal amount. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year. The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its 6.75% Notes.
See note 12 to the consolidated financial statements appearing in Item 8 for further discussion.
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

Item 1A. RISK FACTORS
The Company's business and operations are subject to numerous risks. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that are presently unknown, management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations. If any of the following risks actually occur, the Company's financial condition and results of operations may be materially and adversely affected.
FINANCIAL RISKS
Market Risk
Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as market liquidity, will result in losses for a position or portfolio owned by us.
Our results of operations may be materially affected by market fluctuations and by global and economic conditions and other factors, including changes in asset values.
Our results of operations have been in the past and may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, changes to global trade policies and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices. The results of our Capital Markets business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell securities it purchased as an underwriter at anticipated price levels. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company's results of operations, financial condition and reputation. As a market maker and dealer, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company's holdings were more diversified.
During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Private Client and Asset Management business segments. Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from Asset Under Management ("AUM"), and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Private Client and Asset Management business segments.
The value of our financial instruments may be materially affected by market fluctuations. Market volatility, illiquid market conditions and disruptions in the credit markets may make it extremely difficult to value and monetize certain of our financial instruments, particularly during periods of market displacement. Subsequent valuations in future periods, in light of factors then prevailing, may result in significant changes in the values of these instruments and may adversely impact historical or prospective fees and performance-based fees (also known as incentive fees, which include carried interest) in respect of certain businesses. In addition, at the time of any sales and settlements of these financial instruments, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could cause a decline in the value of our financial instruments, which may have an adverse effect on our results of operations in future periods. In addition, financial markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. Moreover, under these conditions, market participants are particularly exposed to trading strategies employed by many market participants simultaneously and on a large scale. Our risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. However, severe market events have historically been difficult to predict and we could realize significant losses if extreme market events were to occur.

Holding large and concentrated positions may expose us to losses. Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting, including block trading, and lending businesses in the event of unfavorable market movements, or when market conditions are more favorable for our competitors.
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
Credit Risk
Credit risk may expose the Company to losses caused by the inability of borrowers or other third parties to satisfy their obligations.
The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations.
The Company is exposed to credit risk related to third parties such as trading counterparties, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This default risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements. Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company's revenue and its ability to borrow in the credit markets.
In addition, as a clearing member of several central counterparties, we are responsible for the defaults or misconduct of our customers and could incur financial losses in the event of default by other clearing members. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.
We also incur credit risk in our Private Client business segment lending to mainly individual investors related to margin loans collateralized by securities.
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
Liquidity Risk
Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern as well as the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding.
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading losses, a downgrade by the rating agencies, a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios or trading assets, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.
Our borrowing costs and access to the debt capital markets depend on our credit ratings.
The rating agencies continue to monitor certain company-specific and industry-wide factors that are important to the determination of our credit ratings. These include governance, the level and quality of earnings, capital adequacy, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory or legislative changes, macroeconomic environment, and perceived levels of support, and it is possible that they could downgrade our ratings and those of similar institutions. Our long-term borrowing costs will continue to remain high given the Company's current rating levels. Any future downgrades would increase these borrowing costs and may impact our ability to access the debt capital markets in future periods.
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
Operational Risk
Operational risk refers to the risk of loss, or of damage to our reputation, resulting from inadequate or failed processes or systems, from human factors or from external events (e.g., fraud, theft, legal and compliance risks, cyber-attacks or damage to physical assets). We may incur operational risk across the full scope of our business activities, including revenue-generating activities (e.g., sales and trading) and support and control groups (e.g., information technology and trade processing).
We are subject to operational risks, including a failure, breach or other disruption of our operations or security systems or those of our third parties (or third parties thereof), as well as human error or malfeasance, which could adversely affect our businesses or reputation.
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous markets. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify. The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, consultants, and our internal systems to operate our different businesses and process a high volume of transactions. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, privacy and data protection, which may differ and potentially conflict, in various jurisdictions. As a participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber-attack.
We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending and securities transactions. In the event of a breakdown or improper operation of our or a direct or indirect third party’s systems (or third parties thereof) or processes or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, regulatory sanctions or damage to our reputation. In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of company and personal information held by a handful of third parties increases the risk that a breach at a key third party may cause an industry-wide data breach that could significantly increase the cost and risk of conducting business. There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outage; environmental hazard; computer servers; communications or other services we use; and our employees or third parties with whom we conduct business. Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.
Notwithstanding evolving technology and technology-based risk and control systems, our businesses ultimately rely on people, including our employees and those of third parties with which we conduct business. As a result of human error or engagement in violations of applicable policies, laws, rules or procedures, certain errors or violations are not always discovered immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These can include calculation errors, mistakes in addressing emails or other communications, errors in software or model development or implementation, or errors in judgment, as well as intentional efforts to disregard or circumvent applicable policies, laws, rules or procedures. Human errors and malfeasance, even if promptly discovered and remediated, can result in material losses and liabilities for us. We conduct business in jurisdictions outside the U.S., including jurisdictions that may not have comparable levels of protection for their corporate assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. The protection afforded in those jurisdictions may be less established and/or predictable than in the U.S. or other jurisdictions in which we operate. As a result, there may also be heightened risks associated with the potential theft of their data, technology and intellectual property in those jurisdictions by domestic or foreign actors, including private parties and those affiliated with or controlled by state actors. Any theft of data, technology or intellectual property may negatively impact our operations and reputation, including disrupting the business activities of our subsidiaries, affiliates, joint ventures or clients conducting business in those jurisdictions.
The Company's information systems may experience an interruption or breach in security.
The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, regulatory or other reporting, general ledger, and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Recent disclosures of such incursions by foreign and domestic unauthorized agents aimed at large financial institutions reflect higher risks for all such institutions. The occurrence of any failures, interruptions or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.
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
In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our associates, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue.
Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. The federally mandated Consolidated Audit Trail ("CAT") program which requires that client personally identifiable information be submitted to a database not controlled by us may expose us to liability for breaches of that data base not under our control.
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
There is risk associated with the sufficiency of coverage under the Company’s insurance policies
The Company's operations and financial results are subject to risks and uncertainties related to the use of a combination of insurance, self-insured retention and self-insurance for a number of risks, including most significantly property and casualty, general liability, cyber-crime, workers' compensation, and the portion of employee-related health care benefits plans funded by the Company, and certain errors and omissions liability, among others.
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

Climate change concerns could disrupt our businesses, adversely affect client activity levels, adversely affect the creditworthiness of our counterparties and damage our reputation.
Climate change may cause extreme weather events that, among other things, could damage our facilities and equipment, injure our employees, disrupt operations at one or more of our primary locations, negatively affect our ability to service and interact with our clients, and adversely affect the value of our investments. Any of these events may increase our costs including our costs to insure against these events.

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

LEGAL, REGULATORY AND COMPLIANCE RISKS
The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to monetary penalties or sanctions.
The securities industry and the Company's business are subject to extensive regulation by the SEC, state securities regulators, other governmental regulatory authorities and industry self-regulatory organizations. The Company may be adversely affected by new or revised legislation or regulations or changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
Oppenheimer is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including, without limitation sales methods and supervision, underwriting, trading practices among broker-dealers, emerging standards concerning fees and charges imposed on clients for fee-based programs, use and safekeeping of customers' funds and securities, anti-money laundering and the USA Patriot Act (the "Patriot Act") compliance, capital structure of securities firms, trade and regulatory reporting, cybersecurity, pricing of services, compliance with DOL rules and regulations for retirement accounts, compliance with lending practices (Regulation T), record keeping, and the conduct of directors, officers and employees.
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
If the Company is found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against it that may result in censure, fine, civil or criminal penalties, including treble damages in the case of insider trading violations, the issuance of cease-and-desist orders, the suspension or termination of our broker-dealer or investment advisory activities, the suspension or disqualification of our officers or employees; or other adverse consequences.
The imposition of any of the above or other penalties could have a material adverse effect on our operating results and financial condition.
Financial services firms have been subject to increased regulatory scrutiny increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.
Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940 (the "1940 Act"), could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of regulation by enforcement" where new interpretation of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.

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
U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries, particularly those subsidiaries that are SEC registered investment advisers. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of that portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors has been mostly prohibited in Europe and, is periodically reexamined in the U.S. and may be limited or modified in the future The use of various mutual fund share classes has come under significant regulatory scrutiny. The SEC recently completed its Mutual Fund Share Class Disclosure Initiative pursuant to which the SEC found that firm's investment management disclosure relating to 12b-1 fees was deficient resulting in restitution of fees to investment management clients. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. The effective compliance date for Reg BI was June 30, 2020. It is too early to predict what effects Reg BI and associated rules will have on the Company. However, there is a need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices and limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto will likely limit revenue and most likely involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. (see “Business – Regulation – Fiduciary Standard – Rulemaking by the U.S. Department of Labor and SEC” in Part I, Item 1).
It is not possible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed, or whether any existing proposals will become law. Conformance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
In the normal course of business, the operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer and investment adviser, as an employer and as a result of other business activities. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected.

RISK MANAGEMENT
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
The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company’s risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Various regulators periodically review companies’ risk control practices, and, if found inadequate, bring enforcement actions and sanctions against such firms.
RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK
The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.
The Company issues two classes of shares, Class A non-voting common stock (the “Class A Stock") and Class B voting common stock (the "Class B Stock"). At December 31, 2020, there were 99,665 shares of Class B Stock outstanding compared to 12,381,778 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company, which allows Mr. Lowenthal to control all matters requiring stockholder approval. Due to the lack of voting power, the Class A stockholders have limited influence on corporate matters. This Class B voting power may have the effect of depressing the price of the Company's Class A Stock, delaying or preventing a change in control of the Company or may result in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" provisions at the Company.
The trading volume in the Company's Class A Stock is less than that of larger financial services companies.
Although the Company's Class A Stock is listed for trading on the NYSE, the trading volume in the Class A Stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's Class A Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company's Class A Stock, significant sales of shares of the Company's Class A Stock, or the expectation of these sales, could cause the Company's Class A Stock price to fall and increase the volatility of the Class A Stock generally.

GENERAL BUSINESS AND ECONOMIC RISKS
The effects of the outbreak of the novel coronavirus (COVID-19) have negatively affected the global economy, the United States economy and the global financial markets, and may disrupt our operations and our clients’ operations, which could have an adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The spread of COVID-19 has caused widespread illness and death, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, unemployment, labor shortages, supply chain interruptions and overall economic and financial market instability in the United States. Similar impacts have been experienced in every country in which we do business. Impacts to our business could be widespread and global, and material impacts may be possible, including key employees contracting COVID-19, reductions in our operating effectiveness as our employees work from home or disaster-recovery locations, unavailability of key personnel necessary to conduct our business activities, an economic environment which may have significant accounting and financial reporting implications, unprecedented volatility in global financial markets, reductions in revenue across our operating businesses, delay in planned entry into, or expansion of, investments or projects in foreign jurisdictions, closure of our offices or the offices of our clients, and de-globalization.
We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, and may negatively affect the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

The introduction of new vaccines to treat COVID-19 offer the likelihood of the end of the pandemic sometime during 2021. The ability to eliminate the virus will depend upon the availability of the vaccines to the general population in sufficient quantities and for the political will to overcome the logistical issues in delivering and inoculating the populations so as to reach “herd immunity” at an early date in the foreseeable future.

Adverse changes in general political conditions and social unrest could adversely affect business and our operating results should recent demonstrations and issues of uncontrolled violence become more manifest. There is no way to predict the impact that political activity, the pandemic and the influence of social media have had on these societal issues.

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
Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.
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

Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company's principal businesses. For example:
•The Company's investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company's role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company's investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company's pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including, but not limited, to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company's business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. Assignments related to special purpose acquisition companies ("SPACs") grew our investment banking pipeline and fees in the third and fourth quarter of 2020 and has continued into the first quarter of 2021. We cannot assure that the high level of transactions for SPACs and corresponding high fees will continue indefinitely. Additionally, our investments in SPACs, may be subject to forfeiture, potential regulatory scrutiny and litigation that could negatively affect our financial results.
•A portion of the Company's revenues are derived from fees generated from its asset management business segment. Asset management fees often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company's funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact the Company's business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values of assets under management may ultimately decline, which would negatively impact fee revenues.
•In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more prevalent in recent years. This has led to a decline in the revenue the Company generates from commissions on the execution of trading transactions as turnover in client accounts diminishes. A continued lessening of investor interest in active investing and continued increase in passive investing may lead to a continued decline in the revenue the Company generates from commissions on the execution of trading transactions and, in respect of its market-making activities, a reduction in the value of its trading positions and commissions and spreads.
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

These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company's clients place on high-quality research. Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. The recent announcement by several large securities firms that they will not charge any fee to retail investors to execute equity transactions will only add to this pressure, especially the firms likes ours that cater to retail investors as well. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
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
In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit,” and the UK exited the EU in January 2020. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the UK and the EU. The UK exited the EU without a continuing agreement covering many aspects of its relationship, at least as that relates to financial services, which could be significantly disruptive to the economies of both parties and may negatively affect our business. We may also face new regulatory costs and challenges as a result of Brexit that could have a negative effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will have and how such withdrawal will affect us.
We have operations in other foreign countries and may move elements of our UK operations to a yet to be determined other location within the EU. In particular, it is possible that the level of economic activity in the UK and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities, including those related to tax, trade, security and employee relations as a result of Brexit. Such changes could be costly and potentially disruptive to our operations and business relationships in affected regions.

The ability to attract, develop and retain highly skilled and productive employees, particularly qualified financial advisors is critical to the success of the Company's business.
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
We could incur substantial costs in defending against these claims, regardless of their merits. Such claims could also discourage potential employees who work for our competitors from joining us. Recent actions by some larger competitors to reject the "Recruiting Protocol", an industry adopted set of practices permitting financial advisors to port their client relationships to a new firm under strict rules, is likely to increase the likelihood of litigation among competitors surrounding the employment of new advisors and their solicitation of their clients and may act as a new barrier to recruitment of financial advisors.
The Company depends on its senior employees and the loss of their services could harm its business.
The Company's success is dependent in large part upon the services of its senior executives and employees. Any loss of service of the chief executive officer ("CEO") may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. Approximately 98% of the shares of Class B voting Stock are held by Phase II Financial Inc. ("Phase II"), a Delaware corporation controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. In the event of Mr. Lowenthal's death or incapacity, control of Phase II would pass to Mr. Lowenthal's spouse. If the Company's senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.
The precautions the Company takes to prevent and detect employee misconduct may not be effective and the Company could be exposed to unknown and unmanaged risks or losses.
The Company runs the risk that employee misconduct could occur. Misconduct by employees could include, employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading); employee theft and improper use of Company or client property; employees conspiring with other employees or third parties to defraud the Company; employees hiding unauthorized or unsuccessful activities from the Company, including outside business activities that are undisclosed and may result in liability to the Company; employees steering or soliciting their clients into investments which have not been sponsored by the Company and without the proper diligence; the improper use of confidential information; employee conduct outside of acceptable norms including harassment; or employees engaging in “hacking” or breaching our cybersecurity safeguards.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions. Since early March 2020, around 90% of the Company’s employees based out of our headquarters have been working remotely. We anticipate that this will continue well into 2021 until vaccinations are more widely administered. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. Oppenheimer Trust is based in Wilmington, Delaware. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China. Working arrangements for employees based outside of our corporate headquarters varies based on local regulations and COVID-19 infection rates. Management is assessing its future real estate needs in light of the ongoing pandemic, current remote conditions, the existing footprint, and upcoming lease expirations.

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
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Risk Factors — "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters and Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting 'Forward-Looking Statements'" in Item 7.
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $nil to approximately $5.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.
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

Pursuant to the terms of the Order and AOD, the Company commenced and closed twenty-one offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 24, 2020. As of December 31, 2020, the Company had purchased and holds (net of redemptions) $35.7 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.

As of December 31, 2020, the Company has no remaining commitments to purchase ARS as a result of legal settlements and awards.

Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. At December 31, 2020, the Company has $1.3 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
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
As of December 31, 2020, there were 1,343,086 shares of Class A Stock underlying outstanding options and restricted share awards. Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of March 1, 2021 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares	Number of Stockholders of Record
Class A Stock	12,580,734	73
Class B Stock	99,665	33
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
The Company's share-based compensation plans are described in note 16 to the consolidated financial statements appearing in Item 8.
(d) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2015	2016	2017	2018	2019	2020
Oppenheimer Class A Stock	100	110	157	150	161	189
S&P 500	100	110	131	123	158	184
S&P 500 / Diversified Financials	100	119	147	130	160	176
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
During the year ended December 31, 2020, the Company purchased and canceled an aggregate of 718,522 shares of Class A Stock for a total consideration of $15.0 million ($20.94 per share). As of December 31, 2020, 401,013 shares remained available to be purchased under this program. During the year ended December 31, 2019, the Company purchased and canceled an aggregate of 323,249 shares of Class A Stock for a total consideration of $8.4 million ($25.99 per share). As of December 31, 2019, 589,535 shares remained available to be purchased under the share repurchase program.
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

Item 6. SELECTED FINANCIAL DATA
The following table presents selected financial information derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 2020:

(Expressed in thousands, except number of shares and per share amounts)
	2020	2019	2018 (2)	2017 (2)	2016
Revenue	$1,198,667	$1,033,379	$958,154	$920,338	$857,779
Net income (loss) from continuing operations	122,986	52,953	28,892	21,686	(9,630)
Net income from discontinued operations	—	—	—	1,130	10,121
Net income	122,986	52,953	28,892	22,816	491
Net income attributable to non-controlling interest, net of tax	—	—	—	—	1,652
Net income (loss) attributable to Oppenheimer Holdings Inc.	$122,986	$52,953	$28,892	$22,816	$(1,161)
Basic net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$9.73	$4.10	$2.18	$1.65	$(0.72)
Discontinued operations	—	—	—	0.07	0.63
Net income (loss) per share	$9.73	$4.10	$2.18	$1.72	$(0.09)
Diluted net income (loss) per share attributable to Oppenheimer Holdings Inc. (1)
Continuing operations	$9.30	$3.82	$2.05	$1.60	$(0.72)
Discontinued operations	—	—	—	0.07	0.63
Net income (loss) per share	$9.30	$3.82	$2.05	$1.67	$(0.09)
Total assets	$2,713,903	$2,464,755	$2,240,314	$2,438,517	$2,236,930
Long term debt	$123,846	$149,515	$199,096	$198,837	$149,352
Total liabilities	$2,028,235	$1,872,033	$1,694,992	$1,914,606	$1,723,596
Cash dividends paid per share of Class A and Class B Stock	$1.48	$0.46	$0.44	$0.44	$0.44
Total Oppenheimer Holdings Inc. stockholders' equity	$685,668	$592,722	$545,322	$523,550	$510,703
Book value per share attributable to Oppenheimer Holdings Inc. (1)	$54.93	$46.31	$41.81	$39.55	$38.22
Number of shares of capital stock outstanding (1)	12,481,443	12,798,368	13,041,474	13,238,868	13,360,760

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
The Company engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2020, we provided our services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Frankfurt, Germany and Geneva, Switzerland. Client assets administered as of December 31, 2020 totaled $104.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor direct programs. At December 31, 2020, client assets under management ("AUM") totaled $38.8 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At December 31, 2020, the Company employed 2,908 employees (2,871 full-time and 37 part-time), of whom 1,002 were financial advisors.
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
Impact of Interest Rates

The Federal Reserve Bank implemented a series of increases in its benchmark short-term interest rate between December 2015 and December 2018. These increases in short-term interest rates had a significant positive impact on our overall financial performance, as we have programs offered to our clients (for the investment of short-term funds as well as margin loans) which are sensitive to changes in interest rates. Given the relationship of our interest-sensitive assets to liabilities, increases in short-
term interest rates generally result in an overall increase in our net earnings. While the Federal Reserve increased short-term interest rates during that period, market deposit rates paid on client cash balances were not impacted to as great a degree, resulting in an increase in fees the Company earned from FDIC insured deposits of clients offered by the Company.
During the last two years, the Federal Reserve reduced short-term interest rates resulting in a decrease in fees the Company earned from FDIC insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances have a negative impact on our earnings. The Federal Reserve reduced its benchmark rate significantly during two separate unscheduled meetings in March 2020 by a total of 1.50%. Accordingly, the Company’s earnings during the full year of 2020 were negatively impacted by such decreases. Recently, clients' domestic cash sweep balances have increased to levels that we have not seen since around April 2017. The impact of low interest rates will continue to be significant for the foreseeable future as the Federal Reserve has stated that these lower rates are likely to persist for the next several years.
CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 Pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Recent outbreaks in various states indicate that COVID-19 will continue to impact the economy and, by extension, our business, well into 2021. We currently anticipate that a large number of our employees will continue to work remotely for the indefinite future until vaccinations are more widely administered.

EXECUTIVE SUMMARY
The results for the fourth quarter and full year 2020 were outstanding and really showcased the strength of the platform and the dedication and commitment from our employees throughout this COVID-19 impacted year. The combination of a low interest rate environment, high volatility, and a robust rally in equities over the last nine months provided the impetus for extremely favorable results for the year. Our Capital Markets business continued to outperform with a record quarter and year for revenue and earnings, while the Wealth Management business continued to produce solid operating returns based on increased commission activity and higher fee income from assets under management. The Wealth Management business got a significant boost from the record performance of the hedge funds that we sponsor which led to an increase in incentive fees from alternative investments in the fourth quarter of 2020 which are measured and earned at the end of each year.
Investment banking had its best quarter ever as the firm increased its market share during a robust period for equities issuance in the U.S. capital markets. M&A activity also picked up significantly during the fourth quarter with several notable advisory and placement fees. Equities and fixed income sales and trading activity continued to be brisk as volatility remained elevated during the period. The broader equities markets finished the year at record levels and were up 11.7% during the fourth quarter contributing to record assets under management at December 31, 2020, which will drive our advisory fee revenue for the first quarter of 2021.
Non-compensation expenses remained under close control and we were able to manage our operating environment throughout this year of remote work. At year-end we continued to operate with about 90% of our employees working from home amid the increase in the reported infection rate from COVID-19. We look forward to the return to some level of normalcy by the third quarter of 2021 as the rate of vaccination increases in the U.S. and around the world.

RESULTS OF OPERATIONS

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
REVENUE
Commissions	$395,097	$320,114	23.4	$320,114	$329,668	(2.9)
Advisory fees	455,261	353,671	28.7	353,671	314,349	12.5
Investment banking	222,298	126,211	76.1	126,211	115,353	9.4
Bank deposit sweep income	34,829	117,422	(70.3)	117,422	116,052	1.2
Interest	33,477	50,723	(34.0)	50,723	52,484	(3.4)
Principal transactions, net	27,874	30,094	(7.4)	30,094	14,461	108.1
Other	29,831	35,144	(15.1)	35,144	15,787	122.6
Total revenue	1,198,667	1,033,379	16.0	1,033,379	958,154	7.9
EXPENSES
Compensation and related expenses	770,997	657,714	17.2	657,714	607,192	8.3
Communications and technology	82,132	81,588	0.7	81,588	74,479	9.5
Occupancy and equipment costs	62,352	62,198	0.2	62,198	61,171	1.7
Clearing and exchange fees	22,978	21,962	4.6	21,962	22,985	(4.5)
Interest	15,680	45,687	(65.7)	45,687	46,396	(1.5)
Other	75,528	89,318	(15.4)	89,318	101,062	(11.6)
Total expenses	1,029,667	958,467	7.4	958,467	913,285	4.9
Pre-tax income	169,000	74,912	125.6	74,912	44,869	67.0
Income taxes	46,014	21,959	109.5	21,959	15,977	37.4
Net Income	$122,986	$52,953	132.3	$52,953	$28,892	83.3

Fiscal 2020 compared to Fiscal 2019
Revenue

•Commission revenue was $395.1 million for the year ended December 31, 2020, an increase of 23.4% compared with $320.1 million for the year ended December 31, 2019 as a result of increased volatility and client participation in active equities-related markets.
•Advisory fees were $455.3 million for the year ended December 31, 2020, an increase of 28.7% compared with $353.7 million for the year ended December 31, 2019 due to higher management fees and incentive fees from alternative investments.
•Investment banking revenue was $222.3 million for the year ended December 31, 2020, an increase of 76.1% compared with $126.2 million for the year ended December 31, 2019 due to significantly higher underwriting revenues from equities transactions and increased M&A activity later in the year.
•Bank deposit sweep income was $34.8 million for the year ended December 31, 2020, a decrease of 70.3% compared with $117.4 million for the year ended December 31, 2019 due to lower short-term interest rates partially offset by higher average cash sweep balances.
•Interest revenue was $33.5 million for the year ended December 31, 2020, a decrease of 34.0% compared with $50.7 million in 2019 due to lower short-term interest rates partially offset by higher average margin balances.
•Principal transactions revenue was $27.9 million for the year ended December 31, 2020, a decrease of 7.4% compared with $30.1 million for the year ended December 31, 2019 as a result of lower client involvement in markets during the early months of the COVID pandemic.

•Other revenue was $29.8 million for the year ended December 31, 2020, a decrease of 15.1% compared to $35.1 million for the year ended December 31, 2019 primarily due to a decrease in the cash surrender value of Company-owned life insurance during 2020.

Expenses

•Compensation and related expenses totaled $771.0 million during the year ended December 31, 2020, an increase of 17.2% compared with the year ended December 31, 2019. The increase was due to increased production and incentive compensation tied to increases in revenue during the year ended December 31, 2020. Compensation and related expenses as a percentage of revenue was 64.3% for the year ended December 31, 2020 compared with 63.6% for the year ended December 31, 2019.
•Non-compensation expenses were $258.7 million during the year ended December 31, 2020, a decrease of 14.0% compared with $300.8 million during the year ended December 31, 2019 due to decreased interest costs, lower legal and regulatory costs and reduced costs associated with business travel and entertainment and conferences during the year ended December 31, 2020.
•The effective income tax rate for the year ended December 31, 2020 was 27.2% compared with 29.3% for the year ended December 31, 2019. The lower effective tax rate for 2020 was primarily due to lower state and local income taxes, valuation allowance on foreign operations and other non-deductible expenses over higher pre-tax income in the current year compared to 2019.

Fiscal 2019 compared to Fiscal 2018
Revenue

•Commission revenue was $320.1 million for the year ended December 31, 2019, a decrease of 2.9% compared with $329.7 million for the year ended December 31, 2018.
•Advisory fees were $353.7 million for the year ended December 31, 2019, an increase of 12.5% compared with $314.3 million for the year ended December 31, 2018 due to an increase in incentive fees earned from alternative investments during the fourth quarter of 2019.
•Investment banking revenue was $126.2 million for the year ended December 31, 2019, an increase of 9.4% compared with $115.4 million for the year ended December 31, 2018 due to higher merger and acquisition advisory fees offset by lower equities underwriting revenue during the 2019 year.
•Bank deposit sweep income was $117.4 million for the year ended December 31, 2019, an increase of 1.2% compared with $116.1 million for the year ended December 31, 2018.
•Interest revenue was $50.7 million for the year ended December 31, 2019, a decrease of 3.4% compared with $52.5 million in 2018.
•Principal transactions revenue was $30.1 million for the year ended December 31, 2019, an increase of 108.1% compared with $14.5 million for the year ended December 31, 2018. During the third quarter of 2018, the Company participated in tender offers by issuers of ARS which resulted in recognized losses totaling $8.1 million. The recognized losses were comprised of realized losses of $4.6 million related to tendering ARS holdings at prices below par and unrealized losses of $3.5 million related to revaluing the remaining affected ARS owned and commitments to purchase at the tender offer prices. Additionally, the increase was due to higher trading profits in fixed income during the 2019 year.
•Other revenue was $35.1 million for the year ended December 31, 2019, an increase of 122.6% compared to $15.8 million for the year ended December 31, 2018 primarily due to an increase in the cash surrender value of Company-owned life insurance during 2019.

Expenses

•Compensation and related expenses totaled $657.7 million during the year ended December 31, 2019, an increase of 8.3% compared with the year ended December 31, 2018. The increase was due to higher salaries, producer, incentive, share-based, and deferred compensation expenses during the year ended December 31, 2019. The Company recorded compensation and related expenses of $3.7 million related to its OARs Plan during the year ended December 31, 2019 compared with $0.7 million during the year ended December 31, 2018. Compensation and related expenses as a percentage of revenue was 63.6% for the year ended December 31, 2019 compared with 63.4% for the year ended December 31, 2018.
•Non-compensation expenses were $300.8 million during the year ended December 31, 2019, a decrease of 1.7% compared with $306.1 million during the year ended December 31, 2018 due primarily to lower legal and regulatory costs partially offset by higher communication and technology costs and underwriting deal-related costs during the year ended December 31, 2019.
•The effective income tax rate for the year ended December 31, 2019 was 29.3% compared with 35.6% for the year ended December 31, 2018. The elevated effective tax rate for the year ended December 31, 2018 was partially due to the establishment of a valuation allowance for the deferred tax asset related to net operating losses of the Company's operations in Europe.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and year ended December 31, 2020 and 2019:

(Expressed in thousands)
	For the Three Months Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2020	2019	% Change
Revenue
Private Client	$217,743	$175,900	23.8	$642,083	$653,409	(1.7)
Asset Management	72,851	35,179	107.1	130,274	88,755	46.8
Capital Markets	131,651	83,982	56.8	426,752	290,830	46.7
Corporate/Other	663	820	(19.1)	(442)	385	*
Total	422,908	295,881	42.9	1,198,667	1,033,379	16.0
Pre-Tax Income (Loss)
Private Client	39,362	42,416	(7.2)	122,844	163,917	(25.1)
Asset Management	56,911	19,114	197.7	71,625	31,606	126.6
Capital Markets	41,894	(2,891)	*	83,442	(13,724)	*
Corporate/Other	(24,372)	(23,666)	(3.0)	(108,911)	(106,887)	(1.9)
Total	$113,795	$34,973	225.4	$169,000	$74,912	125.6
* Percentage not meaningful

Private Client
Private Client reported revenue of $642.1 million for the year ended December 31, 2020, 1.7% lower compared with a year ago. Pre-tax income of $122.8 million in the year end resulted in a pre-tax profit margin of 19.1%. Financial advisor headcount declined amid increased retirements to 1,002 at the end of 2020 compared to 1,032 at the end of 2019, although the productivity of our financial advisors increased significantly reflecting higher individual production levels.

(Expressed in thousands, except financial advisor headcount or otherwise indicated)
	For the Years Ended December 31,
	2020	2019	% Change
Revenue	$642,083	$653,409	(1.7)
Commissions	209,447	188,690	11.0
Advisory fees	326,858	264,839	23.4
Bank deposit sweep income	34,829	117,422	(70.3)
Interest	25,148	35,811	(29.8)
Other	45,801	46,647	(1.8)

Total Expenses	$519,239	$489,492	6.1
Compensation	412,021	362,665	13.6
Non-compensation	107,218	126,827	(15.5)

CAUA (billions)	$104.8	$91.0	15.2
Cash Sweep Balances (billions)	$7.3	$4.9	49.0
Financial Advisor Headcount	1,002	1,032	(2.9)

•Retail commissions were $209.4 million for the year ended December 31, 2020, an increase of 11.0% from a year ago as a result of increased volatility and client participation in active equities-related markets including options.
•Advisory fees increased 23.4% due to increases in management fees from advisory programs and incentive fees from alternative investments during the year. Incentive fees allocated to this segment were $61.7 million for the current year versus $20.8 million last year.
•Bank deposit sweep income decreased 70.3% from a year ago due to lower short-term interest rates partially offset by higher average cash sweep balances.
•Interest revenue declined 29.8% from a year ago due to lower short-term interest rates partially offset by higher average margin balances.
•Other revenue decreased 1.8% primarily due to decreases in the cash surrender value of Company-owned life insurance policies.
•Compensation expenses increased 13.6% primarily due to increased production and share-based compensation costs partially offset by lower deferred compensation.
•Non-compensation expenses decreased 15.5% primarily due to lower interest, legal and regulatory costs as well as travel and entertainment costs.

Asset Management
Asset Management reported revenue of $130.3 million for the year ended December 31, 2020, 46.8% higher compared with a year ago. Pre-tax income was $71.6 million, an increase of 126.6% compared with a year ago.

(Expressed in thousands, unless otherwise indicated)
	For the Years Ended December 31,
	2020	2019	% Change
Revenue	$130,274	$88,755	46.8
Advisory fee revenue	128,258	88,748	44.5
Other	2,016	7	28,700.0

Total Expenses	$58,649	$57,149	2.6
Compensation	25,128	25,180	(0.2)
Non-compensation	33,521	31,969	4.9

AUM (billions)	$38.8	$32.1	20.9
•Advisory fee revenue on traditional and alternative managed products was $130.3 million for the year ended December 31, 2020, an increase of 44.5% due to higher assets under management during the year as well as higher incentive fees from alternative investments. Incentive fees allocated to this segment were $49.4 million for the 2020 year versus $16.7 million last year.
•AUM hit a record level of $38.8 billion at December 31, 2020, which is the basis for advisory fee billings for the first quarter of 2021. The increase in AUM was comprised of higher asset values of $6.0 billion on existing client holdings and a net contribution of assets of $0.7 billion.
•Compensation expenses were down 0.2% and non-compensation expenses were up 4.9% when compared to the prior year.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2020:

(Expressed in millions)
	For the Year Ended December 31, 2020
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$27,454	$6,327	$(5,955)	$3,923	$31,749
Institutional Fixed Income (2)	771	67	(83)	43	798
Alternative Investments:
Hedge funds (3)	3,190	615	(330)	1,974	5,449
Private Equity Funds (4)	284	82	(42)	111	435
Portfolio Enhancement Program (5)	414	14	(32)	—	396
	$32,113	$7,105	$(6,442)	$6,051	$38,827

(1)Traditional investments include third party advisory programs, Oppenheimer financial advisor managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
(2)Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.
(3)Hedge funds represent single manager hedge fund strategies in areas including hedged equity, technology and financial services, and multi-manager and multi-strategy fund of funds.
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

Capital Markets
Capital Markets reported revenue of $426.8 million for 2020, 46.7% higher compared with a year ago. Pre-Tax income was $83.4 million compared with a pre-tax loss of $13.7 million a year ago.

(Expressed in thousands)
	For the Years Ended December 31,
	2020	2019	% Change
Revenue	$426,752	$290,830	46.7

Investment Banking	$206,098	$113,369	81.8
Advisory fees	80,534	53,424	50.7
Equities underwriting	103,276	40,813	153.0
Fixed income underwriting	20,394	18,447	10.6
Other	1,894	685	176.5

Sales and Trading	$217,711	$175,616	24.0
Equities	130,668	99,848	30.9
Fixed income	87,043	75,768	14.9

Other	$2,943	$1,845	59.5

Total Expenses	$343,310	$304,554	12.7
Compensation	251,697	193,861	29.8
Non-compensation	91,613	110,693	(17.2)
•Advisory fees earned from investment banking activities increased 50.7% to $80.5 million for the year ended December 31, 2020 compared with $53.4 million for the year ended December 31, 2019 driven by increased M&A activity and fees associated with a significant number of capital raising transactions (PIPES) in the healthcare and technology sectors completed during the year.
•Equities underwriting fees increased 153.0% to $103.3 million for the year ended December 31, 2020 compared with $40.8 million for the year ended December 31, 2019 due to significantly higher levels of capital issuances in the equity markets particularly in healthcare and technology sectors.
•Fixed income underwriting fees increased 10.6% to $87.0 million for the year ended December 31, 2020 compared with $75.8 million for the year ended December 31, 2019 primarily driven by public finance issuances during the year, partially offset by lower underwriting fees in emerging markets.
•Equities sales and trading increased to $130.7 million for the year ended December 31, 2020, 30.9% higher compared to $99.8 million for the year ended December 31, 2019 due to elevated volatility in the equities markets during the year.
•Fixed income sales and trading increased 14.9% driven by robust trading in taxable fixed income during the year.
•Compensation expenses increased 29.8% primarily due to increased production and incentive compensation tied to increases in revenue.
•Non-compensation expenses were 17.2% lower due to decreased interest costs and reduced costs associated with business travel and entertainment and conferences.

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
Fair Value Measurements
The accounting guidance for the fair value measurement of financial assets, defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures. Fair value, as defined by the accounting guidance, is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):
Level 1:Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2:Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
Level 3:Unobservable inputs that are significant to the overall fair value measurement.
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. As of December 31, 2020 the Company had $30.7 million in financial instruments, comprised of auction rate securities, classified within Level 3 of the fair value hierarchy.
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

Leases
In the first quarter of 2019, the Company adopted ASU 2016-02, "Leases". The Accounting Standards Update ("ASU") requires the recognition of right-of use ("ROU") assets and lease liabilities on the consolidated balance sheet by lessees for those leases classified as operating leases under previous guidance.
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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed at December 31, 2020 applied the same valuation methodologies with consistent inputs as that performed at December 31, 2019, as follows:

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
In its Price Multiples valuation analysis, the Company uses various operating metrics of comparable companies, including revenues, after-tax earnings, EBITDA as well as price-to-book value ratios at a point in time. The Company analyzes prices paid in Precedent Transactions that are comparable to the business conducted in the PCD. The DCF analysis includes the Company's assumptions regarding discount rate, and growth rates of the PCD's revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company weighs each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of the PCD reporting unit.
At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value. See note 19 to the consolidated financial statements appearing in Item 8 for further discussion.
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of its carrying value at December 31, 2020. See note 19 to the consolidated financial statements appearing in Item 8 for further discussion.

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
The Company records interest and penalties accruing on unrecognized tax benefits in income (loss) before income taxes as interest expense and other expense, respectively, in its consolidated income statements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.
New Accounting Pronouncements
Recently issued accounting pronouncements are described in note 2 to the consolidated financial statements appearing in Item 8.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2020, total assets increased by 10.1% from December 31, 2019. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At December 31, 2020, the Company had $82.0 million of such borrowings outstanding compared to outstanding borrowings of $0 million at December 31, 2019. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.3 million and $386,917, respectively, at December 31, 2020. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.
The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.5 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has begun assessing the impact that the new presidential administration’s tax proposals will have on its operations and cash flows.
Senior Secured Notes
On September 22, 2020, in a private offering, we issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an Indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. We used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses related thereto. On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). We did not receive any proceeds in the exchange offer. See note 12 to the consolidated financial statements appearing in Item 1 for further discussion.
The Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Guarantors"), unless released as described below. Each of the Guarantors is 100% owned by the Parent. The indenture for the Notes contains covenants with restrictions which are discussed in note 12.
The guarantees are senior secured obligations of each guarantor. The guarantees rank:

•effectively senior in right of payment to all unsecured and unsubordinated obligations of such guarantor, to the extent of the value of the collateral owned by such guarantor (and, to the extent of any unsecured remainder after payment of the value of the collateral, rank equally in right of payment with such unsecured and unsubordinated indebtedness of such guarantor); and
•senior in right of payment to any subordinated debt of the such guarantor;
•secured on a first-priority basis by the collateral, subject to certain exceptions and permitted liens, and it is intended that pari passu lien indebtedness, if any, will be secured on an equal and ratable basis.
Each subsidiary guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the subsidiary’s obligation under the guarantee. There are no externally imposed restrictions on transfers of assets between the Company and its subsidiaries.
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

The following tables present results of operations for the twelve months ended December 31, 2020 and balance sheet at December 31, 2020 for the Parent and Guarantors.

(Expressed in thousands)	As of
December 31, 2020
Total Assets	$1,687,909
Due From Non-Guarantor Subsidiary	12,971
Total Liabilities	460,465
Due To Non-guarantor Subsidiary	780

For the Year Ended
December 31, 2020
Total Revenue	$10,359
Pre-Tax Income (Loss)	(7,029)
Net Income (Loss)	(4,922)
On September 14, 2020, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Unregistered Notes and affirmed its stable outlook. On September 21, 2020, Moody's Corporation affirmed the Company's Corporate Family ‘B1’ rating and affirmed its 'B1' rating on the Unregistered Notes and its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. We advanced $14.8 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2020 ($13.7 million for the year ended December 31, 2019) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2020, bank call loans were $82.0 million ($0.0 million at December 31, 2019). The average daily bank loan outstanding for the year ended December 31, 2020 was $82.8 million ($11.1 million for the year ended December 31, 2019). The largest daily bank loan outstanding for the year ended December 31, 2020 was $324.3 million ($516.5 million for the year ended December 31, 2019).
At December 31, 2020, securities loan balances totaled $249.5 million ($234.3 million at December 31, 2019). The average daily securities loan balance for the year ended December 31, 2020 was $238.3 million ($240.7 million for the year ended December 31, 2019). The largest daily stock loan balance for the year ended December 31, 2020 was $317.8 million ($285.5 million for the year ended December 31, 2019).
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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2020, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.
At December 31, 2020, the gross balances of reverse repurchase agreements and repurchase agreements were $88.3 million and $430.8 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2020 was $170.7 million and $374.3 million, respectively ($117.5 million and $550.9 million, respectively, for the year ended December 31, 2019). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2020 was $714.2 million and $803.0 million, respectively ($326.3 million and $890.5 million, respectively, for the year ended December 31, 2019).
At December 31, 2020, the gross leverage ratio was 4.0
Liquidity Management
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $80.8 million as of December 31, 2020.
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
Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2020	2019
Cash (used in) provided by operating activities	$(54,059)	$79,142
Cash used in investing activities	(3,941)	(8,304)
Cash provided by (used in) financing activities	13,874	(81,963)
Net decrease in cash and cash equivalents	$(44,126)	$(11,125)
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

OFF-BALANCE SHEET ARRANGEMENTS
Information concerning our off-balance sheet arrangements is included in note 7 to the consolidated financial statements appearing in Item 8. Such information is hereby incorporated by reference.

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of December 31, 2020:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$279,424	$42,512	$76,483	$58,891	$101,538
Committed Capital (3)	41,238	40,589	649	—	—
Senior Secured Notes (4)(5)	159,547	8,766	13,750	137,031	—
ARS Purchase Commitments (3)	1,313	1,313	—	—	—
Total	$481,522	$93,180	$90,882	$195,922	$101,538

(1)See note 4 to the consolidated financial statements appearing in Item 8 for additional information.
(2)Includes interest liability of $64.0 million.
(3)Includes commitments to provide bridge financing to a rental services company ($20.0 million), equity financing in a take-private transaction ($20.0 million), and unfunded obligations in private equity funds sponsored by the Company ($1.2 million). See note 17 to the consolidated financial statements appearing in Item 8 for additional information.
(4)See note 12 to the consolidated financial statements appearing in Item 8 for additional information.
(5)Includes interest payable of $34.5 million through maturity.

CYBERSECURITY
For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation" in Item 1A. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information.

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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI was June 30, 2020. In addition to passing Reg BI the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
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
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2020, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 18 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation and threats of default by the Federal government, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xviv) risks related to the severity and duration of the COVID-19 pandemic; the pandemic’s impact on the U.S. and global economies; and Federal, state and local governmental responses to the pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A.

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
Oppenheimer monitors market risks through daily profit and loss statements and position reports. Each trading department adheres to internal position limits determined by the Market Risk Committee and regularly reviews the age and composition of its proprietary accounts. Positions and profits and losses for each trading department are reported to senior management on a daily basis.
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
In addition to monitoring the credit-worthiness of its customers and counterparties, Oppenheimer imposes more conservative margin requirements than those of the FINRA Rule 4210. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or lower if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, the FINRA Rule 4210 permits loans of up to 75% of the value of the equity securities in a customer's account. Further discussion of credit risk appears in note 8 to the Company's consolidated financial statements appearing in Item 8.
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
Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past several years and the Company, as well as others in the industry, has been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with the increased volume of regulatory requests has become increasingly problematic within the industry, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters and Developments" in Item 7.
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
Off-Balance Sheet Arrangements. In certain limited instances, the Company utilizes off-balance sheet arrangements to manage risk. See further discussion in note 8 to the consolidated financial statements appearing in Item 8.
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
At December 31, 2020 and 2019, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2020			VAR for Fiscal 2019
	High	Low	Average	High	Low	Average
Equity price risk	$729	$48	$473	$62	$41	$48
Interest rate risk	2,003	542	1,005	1,346	750	1,086
Commodity price risk	181	46	95	108	80	95
Diversification benefit	(253)	(1,058)	(615)	(527)	(770)	(651)
Total	$2,660	$(422)	$958	$989	$101	$578

(Expressed in thousands)
	VAR at December 31,
	2020	2019
Equity price risk	$48	$62
Interest rate risk	542	994
Commodity price risk	70	105
Diversification benefit	(253)	(546)
Total	$407	$615

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2020 from those reported in 2019 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2020 compared to December 31, 2019. The Company's portfolio as of December 31, 2020 includes approximately $32.9 million ($18.0 million in 2019) in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2020, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2020 was effective.
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
The Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.
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
March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value – Auction Rate Securities – Refer to Note 6 to the Financial Statements

Critical Audit Matter Description

The Company’s auction rate securities (“ARS”) owned, which are $31 million at December 31, 2020, have, for the most part, been subject to issuer tender offers. As a result, the Company has valued the ARS at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities. The fair value of ARS is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary.

We identified the valuation of ARS as a critical audit matter because of the judgments by management to determine the fair value of the ARS, using a valuation methodology which relied upon unobservable inputs, mainly consisting of aged tender offers. The evaluation of the Company’s valuation methodology used to estimate the fair value of ARS required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess quantitative analysis and modeling expertise, to audit and evaluate the appropriateness of these fair values.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation methodology used to estimate the fair value of ARS included the following, among others:

•We tested the effectiveness of controls over the Company’s valuation methodology, including those over the determination of the fair value, such as controls related to management’s selection of inputs and review of the valuation.

•For ARS held at December 31, 2020, we evaluated the relevancy of the tender offers used in the Company’s valuation by agreeing the security details (including CUSIP) to the ARS held by the Company as of December 31, 2020. We also evaluated evidence of the Company’s acceptance of the most recent tender offer and the price at which it was tendered.

•Further, we evaluated the reasonableness of the Company’s valuation by:

◦For a sample of ARS held at December 31, 2020, developing with the assistance of our fair value specialists independent fair value estimates and comparing our estimates to those determined by the Company.

◦Evaluating whether market and economic events or circumstances, such as the interest rate environment and
aging of     the tender offer, relating to the ARS occurred since the tender offer which would impact the
Company’s fair value estimate as of December 31, 2020.

/s/ Deloitte & Touche LLP
New York, NY
March 1, 2021
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2020	2019
ASSETS
Cash and cash equivalents	$35,424	$79,550
Deposits with clearing organizations	83,343	48,415
Receivable from brokers, dealers and clearing organizations	203,494	163,293
Receivable from customers, net of allowance for credit losses of $410 ($451 in 2019)	1,110,835	796,934
Income tax receivable	—	5,170
Securities owned, including amounts pledged of $440,531 ($357,120 in 2019), at fair value	610,517	799,719
Notes receivable, net	46,161	43,670
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $90,958 ($94,773 in 2019)	27,762	31,377
Right-of-use lease assets, net of accumulated amortization of $50,336 ($25,186 in 2019)	153,502	160,297
Intangible assets	32,100	32,100
Goodwill	137,889	137,889
Other assets	272,876	166,341
Total assets	$2,713,903	$2,464,755
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Bank call loans	82,000	—
Payable to brokers, dealers and clearing organizations	259,911	520,975
Payable to customers	502,807	334,735
Securities sold under agreements to repurchase	342,438	287,265
Securities sold but not yet purchased, at fair value	126,171	100,571
Accrued compensation	298,263	207,358
Accounts payable and other liabilities	44,791	44,725
Income tax payable	9,726	—
Lease liabilities	193,373	203,140
Senior secured notes, net of debt issuance costs of $1,154 ($485 in 2019)	123,846	149,515
Deferred tax liabilities, net of deferred tax assets of $44,104 ($43,630 in 2019)	44,909	23,749
Total liabilities	2,028,235	1,872,033
Commitments and contingencies (note 17)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,381,778 and 12,698,703 shares issued and outstanding as of December 31, 2020 and 2019, respectively	39,200	46,424
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	39,333	46,557
Contributed capital	41,481	47,406
Retained earnings	601,406	496,998
Accumulated other comprehensive income	3,448	1,761
Total stockholders' equity	685,668	592,722
Total liabilities and stockholders' equity	$2,713,903	$2,464,755
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2020	2019	2018
REVENUE
Commissions	$395,097	$320,114	$329,668
Advisory fees	455,261	353,671	314,349
Investment banking	222,298	126,211	115,353
Bank deposit sweep income	34,829	117,422	116,052
Interest	33,477	50,723	52,484
Principal transactions, net	27,874	30,094	14,461
Other	29,831	35,144	15,787
Total revenue	1,198,667	1,033,379	958,154
EXPENSES
Compensation and related expenses	770,997	657,714	607,192
Communications and technology	82,132	81,588	74,479
Occupancy and equipment costs	62,352	62,198	61,171
Clearing and exchange fees	22,978	21,962	22,985
Interest	15,680	45,687	46,396
Other	75,528	89,318	101,062
Total expenses	1,029,667	958,467	913,285
Pre-tax income	169,000	74,912	44,869
Income taxes	46,014	21,959	15,977
Net income	$122,986	$52,953	$28,892

Earnings per share
Basic	$9.73	$4.10	$2.18
Diluted	9.30	$3.82	$2.05

Dividends paid per share	$1.48	$0.46	$0.44

Weighted average shares
Basic	12,642,576	12,904,397	13,248,876
Diluted	13,217,335	13,851,832	14,061,369
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2020	2019	2018
Net income	$122,986	$52,953	$28,892
Other comprehensive income (loss), net of tax
Currency translation adjustment	1,687	1,596	(1,417)
Comprehensive income	$124,673	$54,549	$27,475
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2020	2019	2018
Share capital
Balance at beginning of year	$46,557	$53,392	$58,492
Issuance of Class A non-voting common stock	7,824	1,565	794
Repurchase of Class A non-voting common stock for cancellation	(15,048)	(8,400)	(5,894)
Balance at end of year	39,333	46,557	53,392
Contributed capital
Balance at beginning of year	47,406	41,776	36,546
Share-based expense	7,683	8,128	6,061
Vested employee share plan awards	(13,608)	(2,498)	(831)
Balance at end of year	41,481	47,406	41,776
Retained earnings
Balance at beginning of year	496,998	449,989	426,930
Net income	122,986	52,953	28,892
Dividends paid	(18,578)	(5,944)	(5,833)
Cumulative-effect adjustment from adoption of new accounting update of employee share-based accounting	—	—	(314)
Balance at end of year	601,406	496,998	449,989
Accumulated other comprehensive income
Balance at beginning of year	1,761	165	1,582
Currency translation adjustment	1,687	1,596	(1,417)
Balance at end of year	3,448	1,761	165
Total Oppenheimer Holdings Inc. stockholders' equity	685,668	592,722	545,322
Non-controlling interest
Balance at beginning of year	—	—	361
Net loss attributable to non-controlling interest, net of tax	—	—	(16)
Dividends paid to non-controlling interest	—	—	(345)
Balance at end of year	—	—	—
Total stockholders' equity	$685,668	$592,722	$545,322

Dividends paid per share	$1.48	$0.46	$0.44
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2020	2019	2018

Cash flows from operating activities

Net income	$122,986	$52,953	$28,892
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	8,143	7,635	6,871
Deferred income taxes	21,336	9,878	2,773
Amortization of notes receivable	11,763	12,971	12,540
Amortization of debt issuance costs	206	236	259
Write-off of debt issuance costs	341	184	—
Provision for (reversal of) credit losses	(41)	(435)	117
Share-based compensation	16,220	11,819	6,710
Amortization of right-of-use lease assets	25,150	25,186	—
Gain on repurchase of senior secured notes	(86)	—	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(34,928)	19,263	(25,456)
Receivable from brokers, dealers and clearing organizations	(40,201)	3,200	20,622
Receivable from customers	(313,860)	(75,722)	127,332
Income tax receivable	5,170	(4,156)	1,925
Securities purchased under agreements to resell	—	290	368
Securities owned	189,202	37,865	89,013
Notes receivable	(14,254)	(12,583)	(16,078)
Other assets	(105,435)	(53,698)	30,272
Increase (decrease) in operating liabilities:
Drafts payable	—	(16,348)	(26,064)
Payable to brokers, dealers and clearing organizations	(261,064)	231,768	77,724
Payable to customers	168,072	(1,881)	(49,291)
Securities sold under agreements to repurchase	55,173	(196,953)	(102,260)
Securities sold but not yet purchased	25,600	15,125	(9,040)
Accrued compensation	82,367	36,319	(6,418)
Income tax payable	9,726	—	—
Accounts payable and other liabilities	(25,645)	(23,774)	(2,241)
Cash (used in) provided by operating activities	(54,059)	79,142	168,570

Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(4,528)	(10,024)	(8,672)
Purchase of intangible assets	—	—	(400)
Proceeds from the settlement of Company-owned life insurance	587	1,720	881
Cash used in investing activities	(3,941)	(8,304)	(8,191)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(18,578)	(5,944)	(5,833)
Cash dividends paid to non-controlling interest	—	—	(372)
Issuance of Class A non-voting common stock	56	83	70
Repurchase of Class A non-voting common stock for cancellation	(15,048)	(8,400)	(5,894)
Payments for employee taxes withheld related to vested share-based awards	(5,839)	(1,014)	(2,529)
Issuance of senior secured notes	125,000	—	—
Redemption of senior secured notes	(148,574)	(50,000)	—
Repurchase of senior secured notes	(1,426)	—	—
Debt issuance costs	(1,210)	—	—
Debt redemption costs	(2,507)	(1,688)	—
Increase (decrease) in bank call loans, net	82,000	(15,000)	(103,300)
Cash provided by (used in) financing activities	13,874	(81,963)	(117,858)
Net (decrease) increase in cash and cash equivalents	(44,126)	(11,125)	42,521
Cash and cash equivalents, beginning of year	79,550	90,675	48,154
Cash and cash equivalents, end of year	$35,424	$79,550	$90,675

Schedule of non-cash financing activities
Employee share plan issuance	$12,167	$2,192	$724

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$19,013	$40,678	$53,559
Cash paid during the year for income taxes, net	$11,191	$16,816	$11,520
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

The Company is headquartered in New York and has 92 retail branch offices in the United States and institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the
United States of America ("US GAAP"). Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

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
The disruption of businesses around the globe due to COVID-19 may be a "trigger event" for companies to reassess valuation and accounting estimates and assumptions such as, impairment of goodwill, valuation allowances of deferred tax assets, fair value of investments and collectability of receivables. We have reviewed the assumptions on which we value our goodwill, as well as valuation allowances on certain assets and the collectability of our receivables as of December 31, 2020 which did not result in any impairment or write off.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Financial Instruments and Fair Value
Financial Instruments
Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Fair Value Measurements
Accounting guidance for the fair value measurement of financial assets, defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures. Fair value, as defined by the accounting guidance, is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):
Level 1:Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2:Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
Level 3:Unobservable inputs that are significant to the overall fair value measurement.
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
Consolidation
The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders at risk and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the entity is a VIE. In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly or indirectly by the Company. Under US GAAP, a general partner will not consolidate a partnership or similar entity under the voting interest model. See note 9 for further details.

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
The Company also makes loans to financial advisors as part of its hiring process. These loans are recorded as notes receivable on its consolidated balance sheet. Allowances are established on these loans if the financial advisor is no longer associated with the Company and the loan has not been promptly repaid.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed as of December 31, 2020 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2019, as follows:
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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of their carrying value as of December 31, 2020.
Share-Based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock, stock options and stock appreciation rights. In accordance with ASC Topic 718, "Compensation - Stock Compensation," the Company classifies the stock options and restricted stock awards as equity awards, which requires the compensation cost to be recognized in the consolidated income statements over the requisite service period of the award at grant date fair value and adjusted for actual forfeitures. The fair value of restricted stock awards is determined based on the grant date closing price of the Company's Class A non-voting common stock ("Class A Stock") adjusted for the present value of the dividend to be received upon vesting. The fair value of stock options is determined using the Black-Scholes model. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company's Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured at each reporting period until the award vests. The fair value of OARs is also determined using the Black-Scholes model at the end of each reporting period. The compensation cost is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.

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
Underwriting fees are recorded when the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and the related expenses are presented gross on the consolidated income statements.
Interest
Interest revenue represents interest earned on margin debit balances, securities borrowed transactions, reverse repurchase agreements, fixed income securities, firm investments, and cash and cash equivalents. Interest revenue is recognized in the period earned based upon average or daily asset balances, contractual cash flows, and interest rates.
Asset Management
Asset management fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance (or incentive) fees when the return on assets under management ("AUM") exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Asset management fees and performance fees are included in advisory fees in the consolidated income statements. Assets under management are not included as assets of the Company.
Bank Deposit Sweep Income
Bank deposit sweep income consists of revenues earned from the Advantage Bank Deposit Program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. The Company earns the fee paid on these deposits after administrative fees are paid to the administrator of the program. The fee earned in the period is recorded in bank deposit sweep income and the portion of interest credited to clients is recorded in interest expense in the consolidated income statements.
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
Receivables from / Payables to Customers
Receivables from and payables to customers include balances arising from customer securities and margin transactions. Receivables from customers are recorded when margin loans are extended to customers and are recorded on a settlement date basis. Payables to customers are recorded when customers deposit cash into their accounts and are recorded on a settlement date basis. Interest earned from the customer margin loans are recorded in the consolidated income statements in interest income. Interest expenses incurred on customer cash balances are recorded in the consolidated income statements in interest expense.
Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
Reverse repurchase agreements and securities sold under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are included in interest income and interest expense in the consolidated income statements. Additionally, the Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company can present the reverse repurchase and repurchase transactions on a net-by-counterparty basis when the specific offsetting requirements are satisfied.
Notes Receivable
Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated income statements in compensation and related expenses.
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
Bank Call Loans
Bank call loans are generally payable on demand and bear interest at various rates, and such loans are collateralized by firm and/or customer's margin securities.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

The Company records uncertain tax positions in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes" on the basis of a two-step process whereby it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively, in its consolidated income statements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.

3. Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The Company elected the modified retrospective method which did not result in a cumulative effect adjustment at the date of adoption.

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for securities borrowed, margin loans and reverse repurchase agreements. No material historical losses have been reported on these assets. See note 8 for details.

As of December 31, 2020, the Company has $46.2 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the year ended December 31, 2020 no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of December 31, 2020, the uncollected balance of defaulted notes was $5.7 million and the allowance for uncollectibles was $4.2 million. The allowance for uncollectibles consisted of $3.1 million related to defaulted notes balances (five years and older) and $1.1 million (under five years) using an expected loss rate of 42.0%.

The following table presents the disaggregation of defaulted notes by year of origination as of December 31, 2020:

(Expressed in thousands)
As of December 31, 2020

2020	$741
2019	445
2018	177
2017	737
2016	484
2015 and prior	3,149
Total	$5,733

The following table presents activity in the allowance for uncollectibles of defaulted notes for the year ended December 31, 2020:

(Expressed in thousands)
For the Year Ended December 31, 2020 (1)
Beginning balance	$3,673
Additions and other adjustments	561
Ending balance	$4,234
    (1) Beginning balance on January 1, 2020 upon adoption of ASU 2016-13

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 92 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China.

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

As of December 31, 2020, the Company had right of use operating lease assets of $153.5 million (net of accumulated amortization of $50.3 million) which are comprised of real estate leases of $150.9 million (net of accumulated amortization of $46.6 million) and equipment leases of $2.6 million (net of accumulated amortization of $3.7 million). As of December 31, 2020, the Company had operating lease liabilities of $193.4 million which are comprised of real estate lease liabilities of $190.8 million and equipment lease liabilities of $2.6 million. As of December 31, 2020, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right of use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of December 31, 2020.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of December 31, 2020 and December 31, 2019, respectively:

	As of
	December 31, 2020	December 31, 2019

Weighted average remaining lease term (in years)	7.84	8.31
Weighted average discount rate	7.43%	7.89%

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents operating lease costs recognized for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in occupancy and equipment costs on the consolidated income statements:

(Expressed in thousands)
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$23,271	$23,308
Real estate leases - Interest expense	15,142	15,815
Equipment leases - Right-of-use lease asset amortization	1,879	1,878
Equipment leases - Interest expense	197	227

The maturities of lease liabilities as of December 31, 2020 are as follows:

(Expressed in thousands)
As of December 31, 2020

2021	$40,981
2022	36,999
2023	33,984
2024	29,425
2025	23,872
After 2025	92,069
Total lease payments	$257,330
Less interest	(63,957)
Present value of lease liabilities	$193,373

As of December 31, 2020, the Company had $19.2 million of additional operating leases that have not yet commenced. ($11.1 million as of December 31, 2019).

5.    Revenues from contracts with customers

In the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers." The Company has elected the modified retrospective method which did not result in a cumulative-effect adjustment at the date of adoption. The implementation of this new standard had no material impact on the Company's consolidated financial statements for the years ended December 31, 2020 and 2019.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that point. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the consolidated income statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2020 and 2019:

(Expressed in thousands)	For the Year Ended December 31, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$174,346	$—	$185,542	$29	$359,917
Mutual fund income	35,101	3	9	67	35,180
Advisory fees	326,858	128,258	2	143	455,261
Investment banking - capital markets	16,093	—	123,670	—	139,763
Investment banking - advisory	—	2,000	80,535	—	82,535
Bank deposit sweep income	34,829	—	—	—	34,829
Other	14,316	—	2,485	127	16,928
Total revenues from contracts with customers	601,543	130,261	392,243	366	1,124,413
Other sources of revenue:
Interest	25,148	—	7,749	580	33,477
Principal transactions, net	3,300	—	26,306	(1,732)	27,874
Other	12,092	13	454	344	12,903
Total other sources of revenue	40,540	13	34,509	(808)	74,254
Total revenue	$642,083	$130,274	$426,752	$(442)	$1,198,667

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)	For the Year Ended December 31, 2019
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$148,661	$—	$131,380	$28	$280,069
Mutual fund income	40,025	—	3	17	40,045
Advisory fees	264,839	88,748	10	74	353,671
Investment banking - capital markets	13,528	—	59,251	—	72,779
Investment banking - advisory	—	—	53,432	—	53,432
Bank deposit sweep income	117,422	—	—	—	117,422
Other	13,288	5	1,713	2,398	17,404
Total revenues from contracts with customers	597,763	88,753	245,789	2,517	934,822
Other sources of revenue:
Interest	35,809	—	13,302	1,612	50,723
Principal transactions, net	3,341	—	31,621	(4,868)	30,094
Other	16,496	2	118	1,124	17,740
Total other sources of revenue	55,646	2	45,041	(2,132)	98,557
Total revenue	$653,409	$88,755	$290,830	$385	$1,033,379

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
The Company had receivables related to revenue from contracts with customers of $30.8 million and $28.9 million at December 31, 2020 and December 31, 2019, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2020 and 2019.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $613,000 and $408,000 for years ended December 31, 2020 and 2019.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	December 31, 2020	December 31, 2019
Contract assets (receivables):
Commission (1)	$3,107	$2,824
Mutual fund income (2)	5,989	6,746
Advisory fees (3)	1,590	1,594
Bank deposit sweep income (4)	687	3,454
Investment banking fees (5)	16,119	9,284
Other	3,324	4,986
Total contract assets	$30,816	$28,888
Deferred revenue (payables):
Investment banking fees (6)	$613	$408
Total deferred revenue	$613	$408
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

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2020, these contract costs were $1.6 million. There were no significant charges recognized in relation to these costs for year ended December 31, 2020.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

6.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2020	2019
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$110,932	$99,635
Receivable from brokers	30,133	19,024
Securities failed to deliver	17,840	7,173
Clearing organizations	28,955	36,269
Other	15,634	1,192
Total	$203,494	$163,293
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$249,499	$234,343
Payable to brokers	4,102	4,548
Securities failed to receive	6,218	14,603
Clearing organizations and other (1)	92	267,481
Total	$259,911	$520,975
(1) 2019 amount was primarily related to a trade/settlement date adjustment for U.S. Government Securities.

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
Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last ten years, the Company has bought back $142.5 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors (as defined). As of December 31, 2020, the Company had $1.3 million of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last ten years, the Company has purchased $106.1 million of ARS pursuant to these legal settlements and awards. The Company has completed its ARS purchase obligations under such legal settlements and awards.
As of December 31, 2020, the Company owned $30.7 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
Valuation
The Company’s ARS owned and ARS purchase commitments referred to above have, for the most part, been subject to issuer tender offers. The Company has valued the ARS securities owned and the ARS purchase commitments at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. The ARS purchase commitments related to the settlements with the Regulators and legal settlements and awards are considered derivative assets or liabilities. The ARS purchase commitments represent the difference between the principal value and the fair value of the ARS the Company is committed to purchase. The fair value of ARS and ARS purchase commitments is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2020, the Company had a valuation adjustment totaling $5.2 million which consists of $5.0 million for ARS owned (which is included as a reduction to securities owned on the consolidated balance sheet) and $0.2 million for ARS purchase commitments from settlements with regulators (which is included in accounts payable and other liabilities on the consolidated balance sheet).
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2020:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,126	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,710	1,238	N/A	N/A
	$4,836	$1,238

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

During the year ended December 31, 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. The fair value of the investment was $4.2 million and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of December 31, 2020 and 2019, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$23,991	$—	$—	$23,991
Securities owned:
U.S. Treasury securities	448,312	—	—	448,312
U.S. Agency securities	—	24,616	—	24,616
Sovereign obligations	—	367	—	367
Corporate debt and other obligations	—	23,977	—	23,977
Mortgage and other asset-backed securities	—	3,103	—	3,103
Municipal obligations	—	25,190	—	25,190
Convertible bonds	—	17,497	—	17,497
Corporate equities	36,554	—	—	36,554
Money markets	200	—	—	200
Auction rate securities	—	—	30,701	30,701
Securities owned, at fair value	485,066	94,750	30,701	610,517
Investments (1)	—	4,181	—	4,181
Derivative contracts:
TBAs	—	15	—	15
Total	$509,057	$98,946	$30,701	$638,704
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$93,261	$—	$—	$93,261
U.S. Agency securities	—	9	—	9
Sovereign obligations	—	623	—	623
Corporate debt and other obligations	—	5,283	—	5,283
Convertible bonds	—	9,103	—	9,103
Corporate equities	17,892	—	—	17,892
Securities sold but not yet purchased, at fair value	111,153	15,018	—	126,171
Investments	—	—	—	—
Derivative contracts:
Futures	22	—	—	22
TBAs	—	3	—	3
ARS purchase commitments	—	—	195	195
Derivative contracts, total	22	3	195	220
Total	$111,175	$15,021	$195	$126,391

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2020
	Beginning Balance	Total Realized and Unrealized Losses (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out) (1)	Ending Balance

Assets
Auction rate securities	$—	$(165)	$1,300	$—	$29,566	$30,701
Liabilities
ARS purchase commitments (2)	—	(137)	—	—	332	195

(1) Transferred to Level 3 of the fair value hierarchy due to the illiquid nature of the securities as result of the length of time since the last tender offer.
(2) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(3) Included in principal transactions in the consolidated income statement.
(4) Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2019
	Beginning Balance	Total Realized and Unrealized Gains (2)(3)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out) (1)	Ending Balance

Assets
Auction rate securities	$21,699	$1	$—	$(350)	$(21,350)	$—
Investments	101	5	—	—	(106)	—
(1) Transferred to Level 2 of the fair value hierarchy as a result of recent tender offer activities.
(2) Included in principal transactions in the consolidated income statement, except for gains from investments which are included in other income in the consolidated income statement.
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
Assets and liabilities not measured at fair value as of December 31, 2020

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$35,424	$35,424	$—	$—	$35,424
Deposits with clearing organization	59,352	59,352	—	—	59,352
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	110,932	—	110,932	—	110,932
Receivables from brokers	30,133	—	30,133	—	30,133
Securities failed to deliver	17,840	—	17,840	—	17,840
Clearing organizations	28,955	—	28,955	—	28,955
Other	15,622	—	15,622	—	15,622
	203,482	—	203,482	—	203,482
Receivable from customers	1,110,835	—	1,110,835	—	1,110,835
Notes receivable, net	46,161	—	46,161	—	46,161
Investments (1)	85,552	—	85,552	—	85,552
(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$82,000	$—	$82,000	$—	$82,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	249,499	—	249,499	—	249,499
Payable to brokers	4,102	—	4,102	—	4,102
Securities failed to receive	6,218	—	6,218	—	6,218
Other	70	—	70	—	70
	259,889	—	259,889	—	259,889
Payables to customers	502,807	—	502,807	—	502,807
Securities sold under agreements to repurchase	342,438	—	342,438	—	342,438
Senior secured notes	125,000	—	127,033	—	127,033

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2019

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$79,550	$79,550	$—	$—	$79,550
Deposits with clearing organization	23,297	23,297	—	—	23,297
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,635	—	99,635	—	99,635
Receivables from brokers	19,024	—	19,024	—	19,024
Securities failed to deliver	7,173	—	7,173	—	7,173
Clearing organizations	36,269	—	36,269	—	36,269
Other	1,316	—	1,316	—	1,316
	163,417	—	163,417	—	163,417
Receivable from customers	796,934	—	796,934	—	796,934
Notes receivable, net	43,670	—	43,670	—	43,670
Investments (1)	73,971	—	73,971	—	73,971

(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Payables to brokers, dealers and clearing organizations:
Securities loaned	$234,343	$—	$234,343	$—	$234,343
Payable to brokers	4,548	—	4,548	—	4,548
Securities failed to receive	14,603	—	14,603	—	14,603
Other	267,214	—	267,214	—	267,214
	520,708	—	520,708	—	520,708
Payables to customers	334,735	—	334,735	—	334,735
Securities sold under agreements to repurchase	287,265	—	287,265	—	287,265
Senior secured notes	150,000	—	154,988	—	154,988
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets on the consolidated balance sheet and other income in the consolidated income statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the consolidated income statements as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the consolidated income statements as principal transactions revenue, net.

The notional amounts and fair values of the Company's derivatives as of December 31, 2020 and 2019 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2020
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$7,970	$15
		$7,970	$15

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,440,000	$22
Other contracts	TBAs	7,936	3
	ARS purchase commitments	1,313	195
		$3,449,249	$220

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the years ended December 31, 2020 and 2019:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2020
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(8,107)
Other contracts	Foreign exchange forward contracts	Other revenue	72
	TBAs	Principal transactions revenue	31
	ARS purchase commitments	Principal transactions revenue	828
			$(7,176)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2019
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(2,362)
Other contracts	Foreign exchange forward contracts	Other revenue	15
	TBAs	Principal transactions revenue	(53)
	ARS purchase commitments	Principal transactions revenue	73
			$(2,327)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2020, the outstanding balance of bank call loans was $82.0 million ($0 million as of December 31, 2019). Such loans were collateralized by the Firm's securities and customer securities with market values of approximately $63.7 million and $28.4 million, respectively, with commercial banks.
As of December 31, 2020, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $208.0 million under securities loan agreements.
As of December 31, 2020, the Company had pledged $377.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2020, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2020:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$430,787
Securities loaned:
Equity securities	249,499
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$680,286

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2020 and 2019:

As of December 31, 2020
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$88,349	$(88,349)	$—	$—	$—	$—
Securities borrowed (1)	110,932	—	110,932	(109,922)	—	1,010
Total	$199,281	$(88,349)	$110,932	$(109,922)	$—	$1,010
(1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$430,787	$(88,349)	$342,438	$(340,632)	$—	$1,806
Securities loaned (2)	249,499	—	249,499	(242,318)	—	7,181
Total	$680,286	$(88,349)	$591,937	$(582,950)	$—	$8,987
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of December 31, 2020, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2020, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $108.0 million ($96.3 million as of December 31, 2019) and $88.3 million ($55.8 million as of December 31, 2019), respectively, of which the Company has sold and re-pledged approximately $36.2 million ($19.3 million as of December 31, 2019) under securities loaned transactions and $88.3 million under repurchase agreements ($55.8 million as of December 31, 2019).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $440.5 million, as presented on the face of the consolidated balance sheet as of December 31, 2020 ($357.1 million as of December 31, 2019).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2020 are receivables from three major U.S. broker-dealers totaling approximately $69.7 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2020 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2020, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In addition, the Company has variable interests as a sponsor of two Special Purpose Acquisition Companies ("SPAC”), that are seeking to effect a transaction which could be in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of December 31, 2020 and 2019:

(Expressed in thousands)
	As of December 31, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets (2)	Liabilities
Hedge funds	$643,251	$—	$—	$—	$—
Special Purpose Acquisition Companies	1,384	—	—	—	—
Total	$644,635	$—	$—	$—	$—

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

10.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2020	2019
Furniture, fixtures and equipment	$62,860	$62,444
Leasehold improvements	55,860	63,706
Total	118,720	126,150
Less accumulated depreciation	(90,958)	(94,773)
Total	$27,762	$31,377
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated income statements was $8.1 million, $7.6 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

11.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates but not exceeding the broker call rate, which was 2.00% at December 31, 2020 (3.50% at December 31, 2019). Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2020	2019
Year-end balance	$82,000	$—
Weighted interest rate (at end of year)	1.09%	—%
Maximum balance (at any month-end)	203,100	76,900
Average amount outstanding (during the year)	82,760	11,063
Average interest rate (during the year)	0.93%	3.27%
Interest expense for the year ended December 31, 2020 on bank call loans was $0.8 million ($0.4 million in 2019 and $1.4 million in 2018).

12.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2020	December 31, 2019
5.50% Senior Secured Notes	10/1/2025	$125,000	$—
6.75% Senior Secured Notes	7/1/2022	—	150,000
Unamortized Debt Issuance Cost		(1,154)	(485)
		$123,846	$149,515

5.50% Senior Secured Notes due 2025 (the "Notes")
On September 22, 2020, in a private offering, we issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an Indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. We used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 (the "Old Notes") in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses related thereto.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of notes with identical terms except that such new notes have been registered under the Securities Act of 1933, as amended (the "Notes"). We did not receive any proceeds in the exchange offer. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year.

The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its Old Notes, in the principal amount of $150.0 million (the Parent held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto. The cost to issue the Notes was $3.1 million, of which $1.9 million was paid to its subsidiary, (Oppenheimer & Co Inc., who served as the initial purchaser of the offering), and was eliminated in consolidation. The remaining $1.2 million has been capitalized and is amortized over the term of the Notes.

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

Pursuant to the Indenture, the following covenants apply to the Parent and its restricted subsidiaries, but generally do not apply, or apply only in part, to its Regulated Subsidiaries (as defined):

•    limitation on indebtedness and issuances of preferred stock, which restricts the Parent’s ability to incur additional indebtedness or to issue preferred stock;
•    limitation on restricted payments, which generally restricts the Parent’s ability to declare certain dividends or distributions, repurchase its capital stock or to make certain investments;
•    limitation on dividends and other payment restrictions affecting restricted subsidiaries or Regulated
Subsidiaries, which generally limits the ability of certain of the Parent’s subsidiaries to pay dividends or make other transfers;
•    limitation on future Subsidiary Guarantors, which prohibits certain of the Parent’s subsidiaries from guaranteeing its indebtedness or indebtedness of any restricted subsidiary unless the Notes are comparably guaranteed;
•    limitation on transactions with shareholders and affiliates, which generally requires transactions among the Parent’s affiliated entities to be conducted on an arm’s-length basis;
•    limitation on liens, which generally prohibits the Parent and its restricted subsidiaries from granting liens unless the Notes are comparably secured; and
•    limitation on asset sales, which generally prohibits the Parent and certain of its subsidiaries from selling assets or certain securities or property of significant subsidiaries.

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of December 31, 2020, the Parent was in compliance with all of its covenants.

The Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by the Subsidiary Guarantors and future subsidiaries are required to guarantee the Notes pursuant to the Indenture. The Notes are secured by a first-priority security interest in substantially all of the Parent’s and the Subsidiary Guarantors’ existing and future tangible and intangible assets, subject to certain exceptions and permitted liens.

Interest expense on the Notes for the year ended December 31, 2020 was $1.9 million.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

6.75% Senior Secured Notes (the "Old Notes")
On June 23, 2017, the Parent issued in a private offering $200.0 million aggregate principal amount of 6.75% Senior Secured Notes due 2022 under an indenture at an issue price of 100% of the principal amount. Interest on the Old Notes was payable semi-annually on January 1st and July 1st, beginning January 1, 2018.
The Company redeemed $50.0 million (25%) of the Old Notes on August 25, 2019 plus accrued and unpaid interest and incurred $1.9 million in costs associated with paying the associated Call Premium ($1.7 million) and the write-off of debt issuance costs ($0.2 million) during the third quarter of 2019.
During the first quarter of 2020, the Company repurchased $1.4 million of the Old Notes. The Company recorded a gain of $85,560 on the repurchase during the first quarter of 2020. The Old Notes were scheduled to mature on July 1, 2022.

On August 28, 2020, the Parent issued a conditional notice of redemption to redeem the entire $150.0 million aggregate principal amount of the outstanding Old Notes on September 28, 2020 (the “Redemption Date”). The Company held $1.4 million in treasury for a net outstanding amount of $148.6 million. The redemption was conditioned upon the consummation of a financing sufficient to provide funds to deposit with the Trustee to redeem the Old Notes. On September 22, 2020, the Parent issued a notice to satisfy and discharge all of its obligations under the Indenture governing the Old Notes (the "Old Notes Indenture"). In connection therewith, on September 22, 2020, the Parent deposited, with the Trustee for the Old Notes, funds sufficient to redeem all outstanding Old Notes on the Redemption Date and instructed the Trustee to apply such funds to redeem the Old Notes on the Redemption Date. The redemption payment deposit was an amount equal to the redemption price of 101.6875% of the aggregate principal amount of the Old Notes, which includes a call premium of $2.5 million plus accrued and unpaid interest thereon to, but not including, the Redemption Date. In addition, the Parent wrote off unamortized debt issuance costs of $341,200.

On September 28, 2020, the Old Notes were fully redeemed. In connection with the satisfaction and discharge of the Old Notes Indenture, all of the obligations of the Parent and the Subsidiary Guarantors (other than certain customary provisions of the Old Notes Indenture, including those relating to the compensation and indemnification of the Trustee, that expressly survive pursuant to the terms of the Old Notes Indenture) were discharged and the guarantees of the Subsidiary Guarantors and the liens on the collateral securing the Old Notes were released.

Interest expense on the Old Notes for the year ended December 31, 2020 was $7.4 million ($12.3 million in 2019 and $13.5 million in 2018). Interest paid on the Old Notes for the year ended December 31, 2020 was $7.4 million ($12.3 million in 2019).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

13.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2020	2019
Class A Stock outstanding, beginning of year	12,698,703	12,941,809
Issued pursuant to share-based compensation plans (note 16)	401,597	80,143
Repurchased and canceled pursuant to the stock buy-back	(718,522)	(323,249)
Class A Stock outstanding, end of year	12,381,778	12,698,703
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
During the year ended December 31, 2020, the Company purchased and canceled an aggregate of 718,522 shares of Class A Stock for a total consideration of $15.0 million ($20.94 per share). As of December 31, 2020, 401,013 shares remained available to be purchased under this program. During the year ended December 31, 2019, the Company purchased and canceled an aggregate of 323,249 shares of Class A Stock for a total consideration of $8.4 million ($25.99 per share). As of December 31, 2019, 589,535 shares remained available to be purchased under the share repurchase program.
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
Dividends
The Company paid cash dividends of $1.48 per share in 2020 to holders of Class A and Class B Stock which includes a special cash dividend of $1.00 per share paid on December 30, 2020 in the aggregate amount of $12.5 million. The Company paid cash dividends of $0.46 in 2019 and $0.44 in 2018.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

14.    Earnings per share

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2020	2019	2018
Basic weighted average number of shares outstanding	12,642,576	12,904,397	13,248,876
Net dilutive effect of share-based awards, treasury method (1)	574,759	947,435	812,493
Diluted weighted average number of shares outstanding	13,217,335	13,851,832	14,061,369

Net income	$122,986	$52,953	$28,892

Earnings per share
Basic	$9.73	$4.10	$2.18
Diluted	$9.30	$3.82	$2.05

(1)For the year ended December 31, 2020, the diluted net income per share computation does not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements (7,628 and 4,050 shares for the years ended December 31, 2019 and 2018, respectively).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

15.    Income taxes
Income tax expenses (benefits) shown in the consolidated income statements are reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2020		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax	$35,491	21.0%	$15,732	21.0%	$9,419	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	8,770	5.2%	4,258	5.7%	3,144	7.0%
Unrecognized tax benefit	(853)	(0.5)%	—	—%	—	—%
Valuation allowance	517	0.3%	1,663	2.2%	1,833	4.1%
Non-taxable income	(580)	(0.3)%	(738)	(1.0)%	(637)	(1.4)%
Provision to return adjustments	239	0.1%	(723)	(1.0)%	(326)	(0.7)%
Change in state and foreign tax rates	238	0.1%	(135)	(0.2)%	267	0.6%
Foreign tax rate differentials	(469)	(0.3)%	(59)	(0.1)%	112	0.2%
Excess tax benefits from share-based awards	(1,008)	(0.6)%	(234)	(0.3)%	(81)	(0.2)%
Other non-deductible expenses	3,669	2.2%	2,195	3.0%	2,246	5.0%
Total income taxes	$46,014	27.2%	$21,959	29.3%	$15,977	35.6%
Income tax expenses (benefits) included in the consolidated income statements represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2020	2019	2018
Current:
U.S. federal tax	$17,794	$9,502	$10,355
State and local tax	6,498	2,289	2,618
Non-U.S. operations	386	290	231
Total Current	24,678	12,081	13,204
Deferred:
U.S. federal tax	17,182	7,177	395
State and local tax	4,310	2,924	1,438
Non-U.S. operations	(156)	(223)	940
Total Deferred	21,336	9,878	2,773
Total	$46,014	$21,959	$15,977
Pre-tax income with respect to Non-U.S. operations was $1.5 million for the years ended December 31, 2020. Pre-tax loss with respect to Non-U.S. operations was $4.9 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate for the year ended December 31, 2020 was 27.2% compared with 29.3% for the year ended December 31, 2019. The lower effective tax rate for 2020 was primarily due to lower state and local income taxes, valuation allowance on foreign operations and other non-deductible expenses over higher pre-tax income in the current year compared to 2019.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

(Expressed in thousands)
	As of December 31,
	2020	2019
Deferred tax assets:
Deferred compensation	$24,782	$23,048
Deferred rent and lease incentives	9,951	10,026
Net operating losses and credits	8,664	7,931
Receivable reserves	1,290	1,389
Accrued expenses	407	1,367
Auction rate securities reserves	1,366	1,356
Involuntary conversion	1,693	1,678
Other	1,010	1,203
Total deferred tax assets	49,163	47,998
Valuation allowance	5,059	4,368
Deferred tax assets after valuation allowance	44,104	43,630
Deferred tax liabilities:
Goodwill	41,128	40,774
Partnership investments	32,978	16,163
Company-owned life insurance	13,037	10,028
Depreciation	1,552	110
Other	318	304
Total deferred tax liabilities	89,013	67,379
Deferred tax liabilities, net	$(44,909)	$(23,749)
The Company had deferred tax assets at December 31, 2020 of $3.2 million arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated). As of December 31, 2020, the Company had deferred tax assets of $3.4 million arising from net operating losses incurred by Oppenheimer Europe Ltd and had recorded full valuation allowances as the Company believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future.
Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions was amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2016 in the U.S. federal jurisdiction.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company has unrecognized tax benefits of $0.2 million, $1.1 million and $1.1 million as of December 31, 2020, 2019 and 2018, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2019 were $167,000 and $853,000 of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2020, the Company released $1.1 million in unrecognized tax benefits and added $0.2 million related to state and local tax matters. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2020	2019	2018
Balance at beginning of year	$1,079	$1,079	$1,079
Additions for tax positions of prior years	212	—	—
Lapse in statute of limitations	—	—	—
Settlements with taxing authorities	(1,079)	—	—
Balance at end of year	$212	$1,079	$1,079
In its consolidated income statements, the Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively. For the year ended December 31, 2020, the Company released tax-related interest expense of $227,000 in its consolidated income statement. For the year ended December 31, 2019, the Company recorded tax-related interest expense of $87,000 in its consolidated income statement. As of December 31, 2020 and 2019, the Company had an income tax-related interest payable of $205,000 and $432,000, respectively, on its consolidated balance sheets.

16.    Employee compensation plans
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Restricted stock - The Company has granted restricted stock awards pursuant to the OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the OIP for the year ended December 31, 2020:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Remaining Contractual Life
Nonvested at beginning of year	1,534,278	$20.34	1.4 years
Granted	471,700	23.84	3.0 years
Vested	(623,981)	17.91	—
Forfeited	(53,120)	22.89	—
Nonvested at end of year	1,328,877	$22.63	1.9 years
As of December 31, 2020, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2020 was $41.8 million. During the year ended December 31, 2020, the Company included $7.7 million ($8.1 million in 2019 and $6.0 million in 2018) of compensation expense in its consolidated income statements relating to restricted Class A Stock awards.
As of December 31, 2020, there was $14.6 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.
As of December 31, 2020, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 1,279,118.
On January 28, 2021, the Company awarded a total of 571,940 restricted shares of Class A Stock to current     employees pursuant to the OIP. Of these restricted shares, 293,690 shares will cliff vest in three years and 278,250 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - The Company has granted stock options pursuant to the OIP. There were 14,209 and 14,974 options outstanding as of December 31, 2020 and 2019, respectively.
In the year ended December 31, 2020, the Company included $25,300 ($26,200 in 2019 and $26,500 in 2018) of compensation expense in its consolidated income statements relating to the expensing of stock options.
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2020:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2020
January 6, 2016	394,310	$15.89	5 days	$15.54
January 6, 2017	378,020	18.90	1 year	13.37
January 5, 2018	447,310	27.05	2 years	8.79
January 11, 2019	524,566	26.45	3 years	9.31
January 10, 2020	538,640	27.54	4 years	9.14
Total OARs Outstanding	2,282,846
Total weighted average values		$23.75	3.1 years	$10.91

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The fair value as of December 31, 2020 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 6, 2016	January 6, 2017	January 5, 2018	January 11, 2019	January 10, 2020
Expected term (1)	5 days	1 year	2 years	3 years	4 years
Expected volatility factor (2)	8.018%	54.499%	43.200%	38.231%	35.748%
Risk-free interest rate (3)	0.015%	0.104%	0.121%	0.167%	0.265%
Quarterly dividends (4)	$0.48	$0.48	$0.48	$0.48	$0.48
    (1) The expected term was determined based on the remaining life of the actual awards.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the
Company's Class A Stock over a historical period commensurate to the expected term of the awards.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the
U.S. Treasury yield curve in effect at December 31, 2020.
(4) Quarterly dividends were used to compute the expected annual dividend yield.

As of December 31, 2020, 2,282,846 of outstanding OARs were unvested and none were vested. As of December 31, 2020, the aggregate intrinsic value of OARs outstanding was $17.5 million. In the year ended December 31, 2020, the Company included $8.5 million ($3.7 million in 2019 and $650,000 in 2018) in compensation expense in its consolidated income statements relating to OARs awards. The liability related to the OARs was $15.4 million as of December 31, 2020. As of December 31, 2020, there was $9.5 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.1 years.

On January 11, 2021, 639,050 OARs were awarded to Oppenheimer employees related to fiscal 2020 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plans
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $19,500, $19,000 and $18,500 per annum in 2020, 2019 and 2018, respectively. The Company made contributions to the 401(k) Plan of $3.5 million, $2.4 million and $1.8 million in 2020, 2019 and 2018, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals for fiscal 2020 of $10.0 million ($9.3 million in 2019 and $9.4 million in 2018). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2020, the Company's liability with respect to the EDCP and DIP totaled $52.6 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2020.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2020, the Company's liability with respect to this plan totaled $21.4 million.
The total amount expensed in 2020 for the Company's deferred compensation plans was $18.1 million ($19.4 million in 2019 and $6.1 million in 2018).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

17.    Commitments and contingencies
Commitments
As of December 31, 2020, the Company had $40.0 million in equity commitments to provide bridge financing to a rental services company and a take-private transaction. Additionally, the Company had capital commitments of $1.2 million with respect to unfunded obligation in private equity funds sponsored by the Company.

As of December 31, 2020, the Company had no collateralized or uncollateralized letters of credit outstanding.

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
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $5.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

18.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2020, the net capital of Oppenheimer as calculated under the Rule was $274.5 million or 22.47% of Oppenheimer's aggregate debit items. This was $250.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2020, Freedom had net capital of $4.9 million, which was $4.8 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2020, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 24.00% (required 4.5%);
•Tier 1 Capital ratio 24.00% (required 6.0%); and
•Total Capital ratio 32.00% (required 8.0%).
In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRV IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of December 31, 2020, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.
As of December 31, 2020, the regulatory capital of Oppenheimer Investments Asia Limited was $3.2 million, which was $2.8 million in excess of the $386,917 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of December 31, 2020, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

19.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2020 and 2019, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets are carried at $32.1 million, are not amortized, and are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2020 and 2019 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of their carrying value.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the years ended December 31, 2020, 2019 and 2018. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Years Ended December 31,
	2020	2019	2018
Revenue
Private client (1)	$642,083	$653,409	$617,871
Asset management (1)	130,274	88,755	71,696
Capital markets	426,752	290,830	272,719
Corporate/Other	(442)	385	(4,132)
Total	$1,198,667	$1,033,379	$958,154
Pre-Tax Income (Loss)
Private client (1)	$122,844	$163,917	$149,097
Asset management (1)	71,625	31,606	18,590
Capital markets	83,442	(13,724)	(13,416)
Corporate/Other	(108,911)	(106,887)	(109,402)
Total	$169,000	$74,912	$44,869
(1) Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2020, 2019 and 2018 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2020	2019	2018
Americas	$1,146,759	$998,344	$925,127
Europe/Middle East	45,767	31,599	29,292
Asia	6,141	3,436	3,735
Total	$1,198,667	$1,033,379	$958,154

21.    Subsequent events
On January 29, 2021, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on February 26, 2021 to holders of Class A Stock and Class B Stock of record on February 12, 2021.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

22.    Quarterly information (unaudited)

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2020	Fourth	Third	Second	First	Year
Revenue	$422,908	$276,259	$264,730	$234,770	$1,198,667
Expenses	309,113	254,541	241,466	224,547	1,029,667
Income before income taxes	113,795	21,718	23,264	10,223	169,000
Income taxes	31,915	6,079	5,615	2,405	46,014
Net income	$81,880	$15,639	$17,649	$7,818	$122,986

Basic net income per share	$6.56	$1.25	$1.40	$0.61	$9.73

Diluted net income per share	$6.17	$1.19	$1.34	$0.58	$9.30

Dividends paid per share	$1.12	$0.12	$0.12	$0.12	$1.48

Market price of Class A Stock (1)
High	$33.21	$26.11	$24.42	$28.38	$33.21
Low	$22.29	$20.33	$17.20	$14.88	$14.88

(1) The price quotations above were obtained from the New York Stock Exchange website.

(Expressed in thousands, except per share amounts)
	Fiscal Quarters
For the Year Ended December 31, 2019	Fourth	Third	Second	First	Year
Revenue	$295,881	$234,793	$250,935	$251,770	$1,033,379
Expenses	260,908	228,297	233,544	235,718	958,467
Income before income taxes	34,973	6,496	17,391	16,052	74,912
Income taxes	9,538	2,547	5,016	4,858	21,959
Net income	$25,435	$3,949	$12,375	$11,194	$52,953

Basic net income per share	$1.99	$0.31	$0.95	$0.86	$4.10

Diluted net income per share	$1.83	$0.29	$0.89	$0.81	$3.82

Dividends paid per share	$0.12	$0.12	$0.11	$0.11	$0.46

Market price of Class A Stock (1)
High	$29.25	$31.30	$27.42	$28.73	$31.30
Low	$27.09	$26.42	$24.34	$25.25	$24.34

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2020.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 10, 2020 with respect to fiscal 2020.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2019 and is submitting such Certifications for 2020 herewith.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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
CODE OF ETHICS
The Company has adopted a Code of Conduct and Business Ethics for Directors, Officers and Employees, which can be found on its website at www.oppenheimer.com. This document is available at no charge and can be requested by writing to the Company at its head office or by making an email request to info@opco.com. The Company will disclose any amendment or waiver to the Code of Conduct and Business Ethics for Directors, Officers and Employees on its website at
www.oppenheimer.com.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(i)    Financial Statements
    See Item 8 (pages 58 to 111)

(ii)Financial Statement Schedules
    Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 115 to 116)
(b)        Exhibits
    See the Exhibit Index included hereinafter on pages 115 to 116
(c)        Financial Statement Schedules excluded from the annual report to stockholders
    None

Item 15. FORM 10-K SUMMARY

    None

EXHIBIT INDEX
Unless there is a parenthetical indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	Amended and Restated By-Laws of Oppenheimer Holdings Inc. (filed herewith).

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

21	Subsidiaries of the registrant (filed herewith).

22	Subsidiary Guarantors and Issuers of Registered Senior Secured Notes

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Income Statements for the three years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2020, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements.*
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 1st day of March, 2021.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021
J.J. Alfano

/s/ E. Behrens	Director	March 1, 2021
E. Behrens

/s/ T. Dwyer	Director	March 1, 2021
T. Dwyer

/s/ W. Ehrhardt	Director	March 1, 2021
W. Ehrhardt

/s/ P. Friedman	Director	March 1, 2021
P. Friedman

/s/ L. Roth	Director	March 1, 2021
L. Roth

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 1, 2021
A.G. Lowenthal

/s/ R.S. Lowenthal	Director	March 1, 2021
R.S. Lowenthal

/s/ A.W. Oughtred	Director	March 1, 2021
A.W. Oughtred

/s/ T. Glasser	Director	March 1, 2021
T. Glasser