Form 10-Q
period 2021-03-31
OPPENHEIMER HOLDINGS INC
filed 2021-04-30
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2021 was 12,586,043 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$28,545	$35,424
Deposits with clearing organizations	77,294	83,343
Receivable from brokers, dealers and clearing organizations	233,915	203,494
Receivable from customers, net of allowance for credit losses of $1,919 ($410 in 2020)	1,152,499	1,110,835
Securities purchased under agreements to resell	25,937	—
Securities owned, including amounts pledged of $336,488 ($440,531 in 2020), at fair value	605,330	610,517
Notes receivable, net	48,847	46,161
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $91,741 ($90,958 in 2020)	26,835	27,762
Right-of-use lease assets, net of accumulated amortization of $56,837 ($50,336 in 2020)	155,658	153,502
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	184,302	272,876
Total assets	$2,709,151	$2,713,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$12,392	$—
Bank call loans	75,100	82,000
Payable to brokers, dealers and clearing organizations	421,413	259,911
Payable to customers	462,450	502,807
Securities sold under agreements to repurchase	7,150	342,438
Securities sold but not yet purchased, at fair value	360,486	126,171
Accrued compensation	207,300	298,263
Income tax payable	15,776	9,726
Accounts payable and other liabilities	57,220	44,791
Lease liabilities	194,771	193,373
Senior secured notes, net of debt issuance costs of $1,114 ($1,154 in 2020)	123,886	123,846
Deferred tax liabilities, net of deferred tax assets of $42,979 ($44,104 in 2020)	51,467	44,909
Total liabilities	1,989,411	2,028,235
Commitments and contingencies (note 13)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,586,043 and 12,381,778 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	43,008	39,200
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020	133	133
	43,141	39,333
Contributed capital	35,429	41,481
Retained earnings	638,558	601,406
Accumulated other comprehensive income	2,612	3,448
Total stockholders' equity	719,740	685,668
Total liabilities and stockholders' equity	$2,709,151	$2,713,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except number of shares and per share amounts)	2021	2020
REVENUE
Commissions	$113,471	$103,249
Advisory fees	104,496	86,164
Investment banking	124,501	25,728
Bank deposit sweep income	4,008	18,826
Interest	8,666	10,890
Principal transactions, net	10,865	(868)
Other	7,275	(9,219)
Total revenue	373,282	234,770
EXPENSES
Compensation and related expenses	255,601	157,676
Communications and technology	20,607	19,891
Occupancy and equipment costs	15,182	16,078
Clearing and exchange fees	6,275	5,659
Interest	2,647	6,550
Other	20,843	18,693
Total expenses	321,155	224,547
Pre-tax income	52,127	10,223
Income taxes	13,469	2,405
Net income	$38,658	$7,818

Earnings per share
Basic	$3.07	$0.61
Diluted	$2.91	$0.58

Weighted average shares
Basic	12,579,130	12,895,729
Diluted	13,299,243	13,456,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands)	2021	2020
Net income	$38,658	$7,818
Other comprehensive loss, net of tax
Currency translation adjustment	(836)	(537)
Comprehensive income	$37,822	$7,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except per share amounts)	2021	2020
Share capital
Balance at beginning of period	$39,333	$46,557
Issuance of Class A non-voting common stock	3,808	6,183
Repurchase of Class A non-voting common stock for cancellation	—	(8,434)
Balance at end of period	43,141	44,306
Contributed capital
Balance at beginning of period	41,481	47,406
Share-based expense	2,460	2,062
Vested employee share plan awards	(8,512)	(11,523)
Balance at end of period	35,429	37,945
Retained earnings
Balance at beginning of period	601,406	496,998
Net income	38,658	7,818
Dividends paid	(1,506)	(1,561)
Balance at end of period	638,558	503,255
Accumulated other comprehensive income
Balance at beginning of period	3,448	1,761
Currency translation adjustment	(836)	(537)
Balance at end of period	2,612	1,224
Total stockholders' equity	$719,740	$586,730

Dividends paid per share	$0.12	$0.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2021	2020
Cash flows from operating activities
Net income	$38,658	$7,818
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,926	2,057
Deferred income taxes	1,885	3,019
Amortization of notes receivable	3,438	3,059
Amortization of debt issuance costs	62	49
Write-off of debt issuance costs	—	4
Provision for credit losses	1,509	358
Share-based compensation	10,598	(1,376)
Amortization of right-of-use lease assets	6,501	6,213
Gain on repurchase of senior secured notes	—	(86)
Decrease (increase) in operating assets:
Deposits with clearing organizations	6,049	(71,165)
Receivable from brokers, dealers and clearing organizations	(30,421)	(35,124)
Receivable from customers	(43,173)	(168,196)
Income tax receivable	—	(1,113)
Securities purchased under agreements to resell	(25,937)	—
Securities owned	5,187	490,373
Notes receivable	(6,124)	(4,349)
Other assets	87,739	49,744
Increase (decrease) in operating liabilities:
Drafts payable	12,392	19,066
Payable to brokers, dealers and clearing organizations	161,502	(281,392)
Payable to customers	(40,357)	78,911
Income taxes payable	6,050	—
Securities sold under agreements to repurchase	(335,288)	(163,162)
Securities sold but not yet purchased	234,315	(65,932)
Accrued compensation	(99,101)	(101,513)
Accounts payable and other liabilities	9,858	(8,286)
Cash (used in)/provided by operating activities	7,268	(241,023)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(999)	(1,326)
Cash used in investing activities	(999)	(1,326)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,506)	(1,561)
Repurchase of Class A non-voting common stock for cancellation	—	(8,434)
Payments for employee taxes withheld related to vested share-based awards	(4,720)	(5,340)
Repurchase of senior secured notes	—	(1,426)
Debt issuance costs	(22)	—
Increase in bank call loans, net	(6,900)	203,100
Cash provided by/(used in) financing activities	(13,148)	186,339
Net decrease in cash and cash equivalents	(6,879)	(56,010)
Cash and cash equivalents, beginning of period	35,424	79,550
Cash and cash equivalents, end of period	$28,545	$23,540
Schedule of non-cash financing activities
Employee share plan issuance	$6,228	$10,032
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,578	$9,095
Cash paid during the period for income taxes, net	$797	$516
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has reviewed the assumptions on which it values its goodwill, as well as valuation allowances on certain assets and the collectability of its receivables as of March 31, 2021, which did not result in any impairment or write off.

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

The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for securities borrowed, margin loans and reverse repurchase agreements. No material historical losses have been reported on these assets. See note 9 for details.

As of March 31, 2021, the Company had $48.8 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months ended March 31, 2021 no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2021, the uncollected balance of defaulted notes was $6.5 million and the allowance for uncollectibles was $4.8 million. The allowance for uncollectibles consisted of $3.5 million related to defaulted notes balances (five years and older) and $1.3 million (under five years) using an expected loss rate of 42.7%.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of origination as of March 31, 2021:

(Expressed in thousands)
As of March 31, 2021

2021	$1,064
2020	644
2019	444
2018	173
2017	662
2016 and prior	3,491
Total	$6,478

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended
March 31, 2021:

(Expressed in thousands)
For the Three Months Ended
March 31, 2021
Beginning balance	$4,234
Additions and other adjustments	532
Ending balance	$4,766
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

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 92 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Munich, Germany, Tel Aviv, Israel and Hong Kong, China.

The Company is constantly assessing its needs for office space and, on a rolling basis, has many leases that expire in any given year.

The majority of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a consolidated subsidiary and 100% owned by the Company.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include an option to renew and the exercise of lease renewal options is at the Company's sole discretion. The Company did not include the renewal options as part of the right of use assets and liabilities.

The depreciable life of assets and leasehold improvements is limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2021, the Company had right-of-use operating lease assets of $155.7 million (net of accumulated amortization of $56.8 million) which are comprised of real estate leases of $153.2 million (net of accumulated amortization of $52.6 million) and equipment leases of $2.5 million (net of accumulated amortization of $4.2 million). As of March 31, 2021, the Company had operating lease liabilities of $194.8 million which are comprised of real estate lease liabilities of $192.3 million and equipment lease liabilities of $2.5 million. As of March 31, 2021, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right-of-use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of March 31, 2021.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date. The Company used the incremental borrowing rate as of the lease commencement date for the operating leases that commenced subsequent to January 1, 2019.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of March 31, 2021 and December 31, 2020, respectively:

	As of
	March 31, 2021	December 31, 2020

Weighted average remaining lease term (in years)	7.66	7.84
Weighted average discount rate	7.32%	7.43%

The following table presents operating lease costs recognized for the three months ended March 31, 2021 and March 31, 2020, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2021	2020
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,056	$5,740
Real estate leases - Interest expense	3,596	3,911
Equipment leases - Right-of-use lease asset amortization	445	473
Equipment leases - Interest expense	39	54

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of March 31, 2021 and December 31, 2020 are as follows:

(Expressed in thousands)
	As of
	March 31, 2021	December 31, 2020
2021	$31,480	$40,981
2022	38,610	36,999
2023	35,592	33,984
2024	30,916	29,425
2025	25,377	23,872
After 2025	94,474	92,069
Total lease payments	$256,449	$257,330
Less interest	(61,678)	(63,957)
Present value of lease liabilities	$194,771	$193,373

As of March 31, 2021, the Company had $18.7 million of additional operating leases that have not yet commenced ($19.2 million as of December 31, 2020).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2021 and 2020:

(Expressed in thousands)	For the Three Months Ended March 31, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$48,398	$—	$55,800	$(3)	$104,195
Mutual fund income	9,198	—	2	76	9,276
Advisory fees	80,254	24,227	3	12	104,496
Investment banking - capital markets	8,510	—	80,069	—	88,579
Investment banking - advisory	—	—	35,922	—	35,922
Bank deposit sweep income	4,008	—	—	—	4,008
Other	3,120	—	559	14	3,693
Total revenue from contracts with customers	153,488	24,227	172,355	99	350,169
Other sources of revenue:
Interest	6,476	—	2,152	38	8,666
Principal transactions, net	630	—	8,954	1,281	10,865
Other	3,429	3	138	12	3,582
Total other sources of revenue	10,535	3	11,244	1,331	23,113
Total revenue	$164,023	$24,230	$183,599	$1,430	$373,282

(Expressed in thousands)	For the Three Months Ended March 31, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$47,105	$—	$46,287	$20	$93,412
Mutual fund income	9,827	3	3	4	9,837
Advisory fees	66,883	19,270	2	9	86,164
Investment banking - capital markets	3,950	—	11,942	—	15,892
Investment banking - advisory	—	—	9,836	—	9,836
Bank deposit sweep income	18,826	—	—	—	18,826
Other	3,131	—	640	101	3,872
Total revenue from contracts with customers	149,722	19,273	68,710	134	237,839
Other sources of revenue:
Interest	7,680	—	2,824	386	10,890
Principal transactions, net	(2,715)	—	3,984	(2,137)	(868)
Other	(13,269)	3	24	151	(13,091)
Total other sources of revenue	(8,304)	3	6,832	(1,600)	(3,069)
Total revenue	$141,418	$19,276	$75,542	$(1,466)	$234,770

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
The Company had receivables related to revenue from contracts with customers of $48.9 million and $30.8 million at March 31, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2021.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.2 million and $613,000 at March 31, 2021 and December 31, 2020, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	March 31, 2021	December 31, 2020
Contract assets (receivables):
Commission (1)	$5,601	$3,107
Mutual fund income (2)	6,222	5,989
Advisory fees (3)	2,873	1,590
Bank deposit sweep income (4)	670	687
Investment banking fees (5)	29,398	16,119
Other	4,185	3,324
Total contract assets	$48,949	$30,816
Deferred revenue (payables):
Investment banking fees (6)	$528	$613
IRA fees (7)	1,718	—
Total deferred revenue	$2,246	$613
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2021	2020
Basic weighted average number of shares outstanding	12,579,130	12,895,729
Net dilutive effect of share-based awards, treasury method (1)	720,113	560,504
Diluted weighted average number of shares outstanding	13,299,243	13,456,233

Net income	$38,658	$7,818

Earnings per share
Basic	$3.07	$0.61
Diluted	$2.91	$0.58
(1) For the three months ended March 31, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive. For the three months ended March 31, 2020, the diluted net income per share computation did not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2021	December 31, 2020
Receivable from brokers, dealers and clearing organizations consists of:
Other	744	15,634
Total	$233,915	$203,494
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$257,342	$249,499
Payable to brokers	1,336	4,102
Securities failed to receive	38,100	6,218
Other (1)	124,635	92
Total	$421,413	$259,911
(1) Balance as of March 31, 2021 is primarily related to a trade/settlement date adjustment for U.S. Government Securities.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

8.    Fair value measurements
Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Valuation Techniques
A description of the valuation techniques applied, and inputs used in measuring the fair value of the Company's financial instruments, is as follows:
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last ten years, the Company has bought back $143.4 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors (as defined). As of March 31, 2021, the Company had $435,000 of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last ten years, the Company has purchased $106.1 million of ARS pursuant to these legal settlements and awards. The Company has completed its ARS purchase obligations under such legal settlements and awards.
As of March 31, 2021, the Company owned $31.5 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of March 31, 2021, the Company had a valuation adjustment totaling $5.2 million which consists of $5.1 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and $0.1 million for ARS purchase commitments from settlements with regulators (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2021:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,112	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,709	3,011	N/A	N/A
	$4,821	$3,011
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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of March 31, 2021, the fair value of the investment was $4.4 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$25,899	$—	$—	$25,899
Securities owned:
U.S. Treasury securities	427,489	—	—	427,489
U.S. Agency securities	—	18,339	—	18,339
Sovereign obligations	—	409	—	409
Corporate debt and other obligations	—	21,227	—	21,227
Mortgage and other asset-backed securities	—	5,541	—	5,541
Municipal obligations	—	40,296	—	40,296
Convertible bonds	—	18,782	—	18,782
Corporate equities	41,364	—	—	41,364
Money markets	413	—	—	413
Auction rate securities	—	—	31,470	31,470
Securities owned, at fair value	469,266	104,594	31,470	605,330
Investments (1)	—	4,440	—	4,440
Derivative contracts:
TBAs	—	83	—	83
Total	$495,165	$109,117	$31,470	$635,752
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$324,612	$—	$—	$324,612
U.S. Agency securities	—	5	—	5
Sovereign obligations	—	1,609	—	1,609
Corporate debt and other obligations	—	6,199	—	6,199
Mortgage and other asset-backed securities	—	1	—	1
Convertible bonds	—	5,873	—	5,873
Corporate equities	22,187	—	—	22,187
Securities sold but not yet purchased, at fair value	346,799	13,687	—	360,486
Derivative contracts:
Futures	296	—	—	296
TBAs	—	56	—	56
ARS purchase commitments	—	—	65	65
Derivative contracts, total	296	56	65	417
Total	$347,095	$13,743	$65	$360,903
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2021
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$30,701	$(131)	$1,875	$(975)	$—	$31,470
Liabilities
ARS Purchase Commitments (2)	195	—	—	(130)	—	65
(1) Represents auction rate securities that failed in the auction rate market.
(2) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(3) Included in principal transactions in the condensed consolidated income statement.
(4) Unrealized gains are attributable to assets or liabilities that are still held at the reporting date.

There were no balances or changes in Level 3 assets and liabilities during the three months ended March 31, 2020.

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
The carrying value of financial instruments not measured at fair value categorized in the fair value hierarchy as Level 1 or Level 2 (e.g., cash and receivables from customers) approximates fair value because of the relatively short-term nature of the underlying assets. The fair value of the Company's senior secured notes, categorized in Level 2 of the fair value hierarchy, is based on quoted prices from the market in which the notes trade.

Assets and liabilities not measured at fair value as of March 31, 2021:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$28,545	$28,545	$—	$—	$28,545
Deposits with clearing organization	51,395	51,395	—	—	51,395
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	109,763	—	109,763	—	109,763
Receivables from brokers	32,994	—	32,994	—	32,994
Securities failed to deliver	62,193	—	62,193	—	62,193
Clearing organizations	28,221	—	28,221	—	28,221
Other	717	—	717	—	717
	233,888	—	233,888	—	233,888
Receivable from customers	1,152,499	—	1,152,499	—	1,152,499
Securities purchased under agreements to resell	25,937	—	25,937	—	25,937
Notes receivable, net	48,847	—	48,847	—	48,847
Investments (1)	88,963	—	88,963	—	88,963
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$12,392	$12,392	$—	$—	$12,392
Bank call loans	75,100	—	75,100	—	75,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	257,342	—	257,342	—	257,342
Payable to brokers	1,336	—	1,336	—	1,336
Securities failed to receive	38,100	—	38,100	—	38,100
Other	124,339	—	124,339	—	124,339
	421,117	—	421,117	—	421,117
Payables to customers	462,450	—	462,450	—	462,450
Securities sold under agreements to repurchase	7,150	—	7,150	—	7,150
Senior secured notes	125,000	—	129,375	—	129,375

Assets and liabilities not measured at fair value as of December 31, 2020:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$35,424	$35,424	$—	$—	$35,424
Deposits with clearing organization	59,352	59,352	—	—	59,352
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	110,932	—	110,932	—	110,932
Receivables from brokers	30,133	—	30,133	—	30,133
Securities failed to deliver	17,840	—	17,840	—	17,840
Clearing organizations	28,955	—	28,955	—	28,955
Other	15,622	—	15,622	—	15,622
	203,482	—	203,482	—	203,482
Receivable from customers	1,110,835	—	1,110,835	—	1,110,835
Notes receivable, net	46,161	—	46,161	—	46,161
Investments (1)	85,552	—	85,552	—	85,552
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$82,000	$—	$82,000	$—	$82,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	249,499	—	249,499	—	249,499
Payable to brokers	4,102	—	4,102	—	4,102
Securities failed to receive	6,218	—	6,218	—	6,218
Other	70	—	70	—	70
	259,889	—	259,889	—	259,889
Payables to customers	502,807	—	502,807	—	502,807
Securities sold under agreements to repurchase	342,438	—	342,438	—	342,438
Senior secured notes	125,000	—	127,033	—	127,033

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets on the condensed consolidated balance sheet and other income in the condensed consolidated income statement.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, general collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated income statement as principal transactions revenue, net.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the condensed consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the condensed consolidated income statement as principal transactions revenue, net.

The notional amounts and fair values of the Company's derivatives as of March 31, 2021 and December 31, 2020 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2021
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$40,550	$83
		$40,550	$83
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$2,860,000	$296
Other contracts	TBAs	34,884	56
	ARS purchase commitments	435	65
		$2,895,319	$417
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three months ended March 31, 2021 and 2020:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue	$1,020
Other contracts	TBAs	Principal transactions revenue	37
	ARS purchase commitments	Principal transactions revenue	—
			$1,057

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2021, the outstanding balance of bank call loans was $75.1 million ($82.0 million as of December 31, 2020). Such loans were collateralized by the Firm's securities and customer securities with market values of approximately $45.4 million and $44.5 million, respectively, with commercial banks.
As of March 31, 2021, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $216.9 million under securities loan agreements.
As of March 31, 2021, the Company had pledged $284.1 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2021, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2021:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$301,882
Securities loaned:
Equity securities	257,342
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$559,224
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2021 and December 31, 2020:

As of March 31, 2021
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$320,669	$(294,732)	$25,937	$(25,937)	$—	$—
Securities borrowed (1)	109,763	—	109,763	(107,957)	—	1,806
Total	$430,432	$(294,732)	$135,700	$(133,894)	$—	$1,806
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$301,882	$(294,732)	$7,150	$—	$—	$7,150
Securities loaned (2)	257,342	—	257,342	(253,320)	—	4,022
Total	$559,224	$(294,732)	$264,492	$(253,320)	$—	$11,172
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

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2021, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $108.1 million ($108.0 million as of December 31, 2020) and $328.6 million ($88.3 million as of December 31, 2020), respectively, of which the Company has sold and re-pledged approximately $35.5 million ($36.2 million as of December 31, 2020) under securities loaned transactions and $328.6 million under repurchase agreements ($88.3 million as of December 31, 2020).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $336.5 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2021 ($440.5 million as of December 31, 2020).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2021 were receivables from three major U.S. broker-dealers totaling approximately $72.6 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2021 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2021, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of March 31, 2021 and December 31, 2020:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	As of March 31, 2021
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$546,555	$—	$—	$—	$—
Special Purpose Acquisition Companies	1,365	—	—	—	—
Total	$547,920	$—	$—	$—	$—
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(Expressed in thousands)
	As of December 31, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$643,251	$—	$—	$—	$—
Special Purpose Acquisition Companies	1,384	—	—	—	—
Total	$644,635	$—	$—	$—	$—
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2021	December 31, 2020
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Costs		(1,114)	(1,154)
		$123,886	$123,846
5.50% Senior Secured Notes due 2025 (the "Notes")
On September 22, 2020, in a private offering, the Company issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an Indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. We used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 (the "Old Notes") in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto.
On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of notes with identical terms (the "Notes"), except that such new notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not receive any proceeds in the exchange offer. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its Old Notes, in the principal amount of $150.0 million (the Parent held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto. The cost to issue the Notes was $3.1 million, of which $1.9 million was paid to its subsidiary, (Oppenheimer & Co Inc., who served as the initial purchaser of the offering), and was eliminated in consolidation. The remaining $1.2 million was capitalized and is amortized over the term of the Notes.

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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of March 31, 2021, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three months ended March 31, 2021 was $1.7 million.
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

Interest expense for the three months ended March 31, 2020 on the Old Notes was $2.5 million.

12.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2021	2020
Class A Stock outstanding, beginning of period	12,381,778	12,698,703
Issued pursuant to share-based compensation plans	204,265	321,541
Repurchased and canceled pursuant to the stock buy-back	—	(409,504)
Class A Stock outstanding, end of period	12,586,043	12,610,740

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

During the three months ended March 31, 2021, the Company did not purchase or cancel Class A Stock under this program. During the three months ended March 31, 2020, the Company purchased and canceled an aggregate of 409,504 shares of Class A Stock for a total consideration of $8.4 million ($20.60 per share) under this program. As of March 31, 2021, 401,013 shares remained available to be purchased under the share repurchase program.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2021, the net capital of Oppenheimer as calculated under the Rule was $314.4 million or 25.75% of Oppenheimer's aggregate debit items. This was $290.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2021, Freedom had net capital of $4.8 million, which was $4.7 million in excess of the $100,000 required to be maintained at that date.
As of March 31, 2021, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 16.54% (required 4.5%);
•Tier 1 Capital ratio 16.54% (required 6.0%); and
•Total Capital ratio 22.06% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of March 31, 2021, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.
As of March 31, 2021, the regulatory capital of Oppenheimer Investments Asia Limited was $3.5 million, which was $3.1 million in excess of the $385,887 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of March 31, 2021, Oppenheimer Investment Asia Limited is in compliance with its regulatory requirements.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits.

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three months ended March 31, 2021 and 2020. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2021	2020
Revenue
Private client (1)	$164,023	$141,418
Asset management (1)	24,230	19,276
Capital markets	183,599	75,542
Corporate/Other	1,430	(1,466)
Total	$373,282	$234,770
Pre-Tax Income (Loss)
Private client (1)	$24,263	$33,369
Asset management (1)	7,553	4,305
Capital markets	49,991	(143)
Corporate/Other	(29,680)	(27,308)
Total	$52,127	$10,223
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2021 and 2020 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2021	2020
Americas	$356,707	$220,805
Europe/Middle East	15,410	12,367
Asia	1,165	1,598
Total	$373,282	$234,770

16. Income taxes
The effective income tax rate for the current period was 25.8% compared with 23.5% for the prior period and reflects the Company's estimate of the annual effective tax rate adjusted for certain discrete items, including the tax impact of differences in the value of share based incentive compensation. The effective tax rate for the first quarter of 2021 was primarily impacted by favorable discrete items which were diluted by higher net income.

17.    Subsequent events
On April 30, 2021, the Company announced a quarterly dividend in the amount of $0.12 per share, payable on May 28, 2021 to holders of Class A Stock and Class B Stock of record on May 14, 2021.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2021, we provided our services from 92 offices in 24 states located throughout the United States, offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") administered as of March 31, 2021 totaled $111.4 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor direct programs. At March 31, 2021, client assets under management ("AUM") totaled $40.2 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At March 31, 2021, the Company employed 2,894 employees (2,854 full-time and 40 part-time), of whom 1,000 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are also focused on opportunities in our capital market businesses where we can acquire experienced personnel and/or business units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices as well as new industry expansions where we believe we can be successful.
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

Impact of Interest Rates
The Federal Reserve has reduced short-term interest rates, largely due to the impact of the COVID-19 Pandemic and its out-sized negative impact on the economy, resulting in a decrease in fees the Company earned from FDIC insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances have a negative impact on our earnings. The Federal Reserve reduced its benchmark rate significantly during two separate unscheduled meetings in March 2020 by a total of 1.50%. Accordingly, the Company’s earnings during the first quarter of 2021 continued to be negatively impacted by such decreases. The impact will continue to be significant for the foreseeable future as the Federal Reserve has stated that these lower rates are likely to persist at least until next year.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 Pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Recently, there has been widespread distribution and inoculation of the U.S. population with vaccines that have generally been proven to be both safe and effective. Should this program continue at its present pace (there is no assurance that this will be the case), it is likely that the negative impact of the COVID-19 Pandemic on the economy will abate by the end of the current year, with likely improvements being seen beginning in the second quarter of 2021. We currently anticipate that a large number of our employees will continue to work remotely for the near term and anticipate to begin a broader re-entry to our offices later in the year.

EXECUTIVE SUMMARY

The Firm produced its best first quarter in its history following its best year in its history in 2020. Our performance reflected strong contributions across all of our businesses led by our Investment Banking Division. Our operating results were powered by a rapidly improving economy and optimism around the end of the pandemic as the availability of vaccines becomes more widespread. With continued stimulus spending, potential additional "infrastructure" spending, and a very accommodative Federal Reserve, investors moved equity markets to new highs with active engagement by investors of all types.

The outstanding results were driven by very robust equity underwriting activity in the healthcare and technology sectors which included our expanded activity assisting companies going public through special purpose acquisition companies (SPACs). Our M&A advisory business also picked up considerably with large completed transactions in healthcare, technology, and consumer products. Institutional equities sales and trading activity continued to be strong as volatility and activity remained elevated during the period.

Equity markets were up 5.8% during the period, contributing to record assets under management at March 31, 2021, which will drive our advisory fee revenue for April 2021. Our Wealth Management business performed extremely well with solid transaction-based revenue as well as record fee-based revenue based on asset values at year end. Wealth Management's results were tempered by continued low short-term interest rates which substantially impacted the contribution from client margin borrowing and from deposits in FDIC-insured bank deposit accounts. The operating results were offset by increased compensation costs of $11.6 million during the quarter driven by increases in the fair value of a share-based compensation plan linked to the Company's stock price which ended the period at $40.05. All in all, we are extremely pleased with the performance of the business and the resilience of our employees as we continue to deal with the ongoing challenges associated with the pandemic. We are optimistic about the business going forward given the continued strength in the equity markets amid the backdrop of an improving U.S. economy.

RESULTS OF OPERATIONS
The Company reported net income of $38.7 million or $3.07 basic earnings per share for the three months ended March 31, 2021, an increase of approximately 400%, compared with net income of $7.8 million or $0.61 basic earnings per share for the three months ended March 31, 2020. Pre-tax income was $52.1 million for the three months ended March 31, 2021 compared with pre-tax income of $10.2 million for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2021 was $373.3 million compared with revenue of $234.8 million for the three months ended March 31, 2020, an increase of 59.0%.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	1Q-2021	1Q-2020	Change	% Change
Revenue	$373,282	$234,770	$138,512	59.0
Compensation expense	$255,601	$157,676	$97,925	62.1
Non-compensation expense	$65,554	$66,871	$(1,317)	(2.0)
Pre-Tax Income	$52,127	$10,223	$41,904	409.9
Income Taxes	$13,469	$2,405	$11,064	460.0
Net Income	$38,658	$7,818	$30,840	394.5

Earnings per share (basic)	$3.07	$0.61	$2.46	403.3
Earnings per share (diluted)	$2.91	$0.58	$2.33	401.7

Book Value Per Share	$56.74	$46.16	$10.58	22.9
Tangible Book Value Per Share	$43.34	$32.79	$10.55	32.2

CAUA ($ billions)	$111.4	$79.1	$32.3	40.8
AUM ($ billions)	$40.2	$28.0	$12.2	43.6
    Highlights
•Record first quarter gross revenue, net income, and earnings per share due to a surge in equity underwriting and M&A advisory fees.
•Record revenue and earnings in Capital Markets segment for the first quarter driven by record investment banking results.
•Capital Markets pre-tax profit margin was 27.2% driven by the strength in investment banking and sales and trading.
•Client assets under administration and under management were both at record levels at March 31, 2021.
•Shareholders' Equity reached a record $719.7 million as of March 31, 2021.
•Book value and tangible book value per share reached record levels at March 31, 2021.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months ended March 31, 2021 and 2020:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2021	2020	% Change
Revenue
Private Client	$164,023	$141,418	16.0
Asset Management	24,230	19,276	25.7
Capital Markets	183,599	75,542	143.0
Corporate/Other	1,430	(1,466)	*
Total	$373,282	$234,770	59.0

Pre-Tax Income (Loss)
Private Client	$24,263	$33,369	(27.3)
Asset Management	7,553	4,305	75.4
Capital Markets	49,991	(143)	*
Corporate/Other	(29,680)	(27,308)	8.7
Total	$52,127	$10,223	409.9
* Percentage not meaningful

Private Client
Private Client reported revenue of $164.0 million, 16.0% higher compared with a year ago due to higher advisory fees and increases in the cash surrender value of company-owned life insurance policies partially offset by a decrease in bank deposit sweep income from lower interest rates. Pre-tax income of $24.3 million in the current quarter resulted in a pre-tax margin of 14.8% pressured by increased compensation costs from share-based compensation, which was tied to the Company's stock price, and lower short-term interest rates. Financial advisor headcount declined to 1,000 at the end of the current quarter compared to 1,029 at the end of the first quarter of 2020, although the productivity of our financial advisors increased reflecting higher individual production levels.

('000s, except Financial advisor headcount or otherwise indicated)
	1Q-2021	1Q-2020	Change	% Change
Revenue	$164,023	$141,418	$22,605	16.0
Retail commissions	$57,596	$56,931	$665	1.2
Advisory fee revenue	$80,254	$66,882	$13,372	20.0
Bank deposit sweep income	$4,008	$18,826	$(14,818)	(78.7)
Interest	$6,476	$7,681	$(1,205)	(15.7)
Other	$15,689	$(8,902)	$24,591	*

Total Expenses	$139,760	$108,049	$31,711	29.3
Compensation	$111,395	$80,173	$31,222	38.9
Non-compensation	$28,365	$27,876	$489	1.8

Client Asset Under Administration (billions)	$111.4	$79.1	$32.3	40.8
Cash Sweep Balances (billions)	$7.4	$6.4	$1.0	26.0
Financial Advisor Headcount	1,000	1,029	(29)	(2.8)
* Percentage not meaningful

•Retail commissions were $57.6 million for the first quarter of 2021, an increase of 1.2% from a year ago amidst continued elevated client participation levels.
•Advisory fees increased 20.0% due to higher assets under management at December 31, 2020 compared with December 31, 2019.
•Bank deposit sweep income decreased $14.8 million or 78.7% from a year ago due to lower short-term interest rates partially offset by higher average cash sweep balances.
•Interest revenue declined 15.7% from a year ago due to lower short-term interest rates partially offset by higher average margin balances.
•Other revenue increased primarily due to increases in the cash surrender value of company-owned life insurance policies during the current period compared to decreases in the value of those policies in the prior period.
•Compensation expenses increased 38.9% from a year ago primarily due to increased production, share-based and deferred compensation costs.
•Non-compensation expenses increased 1.8% from a year ago primarily due to an increase in allowance for credit losses partially offset by lower interest costs on client balances associated with the bank deposit sweep program.
Asset Management
Asset Management reported revenue of $24.2 million for the first quarter of 2021, 25.7% higher than the first quarter of 2020. Pre-tax income was $7.6 million for the first quarter of 2021, an increase of 75.4% compared with the first quarter of 2020.

('000s unless otherwise indicated)	1Q-2021	1Q-2020	Change	% Change
Revenue	$24,230	$19,276	$4,954	25.7
Advisory fee revenue	$24,227	$19,270	$4,957	25.7
Other	$3	$6	$(3)	(50.0)

Total Expenses	$16,677	$14,971	$1,706	11.4
Compensation	$7,259	$6,351	$908	14.3
Non-compensation	$9,418	$8,620	$798	9.3

AUM (billions)	$40.2	$28.0	$12.2	43.6
•Advisory fee revenue on traditional and alternative managed products was $24.2 million for the first quarter of 2021, an increase of 25.7% due to higher AUM at December 31, 2020 compared with December 31, 2019 and positive net asset flows.
•AUM hit a record level of $40.2 billion at March 31, 2021, which is the basis for advisory fee billings for April 2021.
•The increase in AUM was comprised of higher asset values of $11.4 billion on existing client holdings and a net contribution of assets of $0.8 billion.
•The firm is changing its advisory fee billings from quarterly in advance to monthly in advance starting on April 1, 2021.
•Compensation expenses were up 14.3% from a year ago which was primarily related to increases in incentive compensation.
•Non-compensation expenses were up 9.3% when compared to the prior period due to higher payments due to portfolio managers.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2021:

(Expressed in millions)
	For the Three Months Ended March 31, 2021
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$23,349	$6,648	$(6,150)	$9,688	$33,535
Institutional Fixed Income (2)	744	86	(79)	58	809
Alternative Investments:
Hedge funds (3)	3,167	736	(507)	1,375	4,771
Private Equity Funds (4)	308	169	(35)	252	694
Portfolio Enhancement Program (5)	422	6	(39)	—	389
	$27,990	$7,645	$(6,810)	$11,373	$40,198
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

Capital Markets
Capital Markets reported revenue of $183.6 million for the first quarter of 2021, 143.0% higher than the first quarter of 2020. Pre-tax income was $50.0 million for the first quarter of 2021 compared with pre-tax loss of $0.1 million for the first quarter of 2020.

('000s)	1Q-2021	1Q-2020	Change	% Change
Revenues	$183,599	$75,542	$108,057	143.0

Investment Banking	$116,836	$22,036	$94,800	430.2
Advisory fees	$35,922	$9,836	$26,086	265.2
Equities underwriting	$74,582	$8,315	$66,267	797.0
Fixed income underwriting	$5,487	$3,627	$1,860	51.3
Other	$845	$258	$587	227.5

Sales and Trading	$66,063	$52,840	$13,223	25.0
Equities	$43,556	$30,990	$12,566	40.5
Fixed Income	$22,507	$21,850	$657	3.0

Other	$700	$666	$34	5.1

Total Expenses	$133,608	$75,685	$57,923	76.5
Compensation	$111,930	$51,004	$60,926	119.5
Non-compensation	$21,678	$24,681	$(3,003)	(12.2)

•Advisory fees earned from investment banking activities increased 265.2% to $35.9 million for the first quarter of 2021 compared with $9.8 million for the first quarter of 2020 driven by large completed M&A transactions in healthcare, technology, and consumer products.
•Equity underwriting fees increased 797.0% to $74.6 million for the first quarter of 2021 compared with $8.3 million for the first quarter of 2020 due to a significant increase in equity underwriting activity in the healthcare and technology sectors, particularly for companies utilizing the SPAC framework to access the public markets.
•Fixed income underwriting fees increased 51.3% to $5.5 million for the first quarter of 2021 compared with $3.6 million for the first quarter of 2020 primarily driven by new issuances in public finance during the period.
•Equities sales and trading revenue increased to $43.6 million for the first quarter of 2021, 40.5% higher compared to $31.0 million during the first quarter of 2020 due to continued elevated volatility driving higher volumes in the equities market.
•Fixed Income sales and trading increased 3.0% from the first quarter of 2020 driven by higher municipal underwriting fees.
•Compensation expenses increased 119.5% compared with a year ago primarily due to increased production and incentive compensation tied to increases in revenue as well as costs associated with additional staffing.
•Non-compensation expenses were 12.2% lower than a year ago due to decreased interest costs and reduced costs associated with business travel and entertainment and conferences.

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2020.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2021, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2021, total assets decreased by 0.2% from December 31, 2020. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2021, the Company had bank call loans of $75.1 million compared to $82.0 million at December 31, 2020. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.5 million and $385,887, respectively, at March 31, 2021. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.5 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has begun assessing the impact that the new presidential administration’s tax proposals will have on its operations, cash flows and financial condition.
Senior Secured Notes
On September 22, 2020, in a private offering, we issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an Indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. We used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses related thereto. On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms (the "Notes"), except that such new notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not receive any proceeds in the exchange offer. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.

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
•senior in right of payment to any subordinated debt of the such guarantor; and
•secured on a first-priority basis by the collateral, subject to certain exceptions and permitted liens, and it is intended that pari passu lien indebtedness, if any, will be secured on an equal and ratable basis.
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

The following tables present the results of operations for the three months ended March 31, 2021 and the balance sheet at March 31, 2021 for the Parent and Guarantors.

(Expressed in thousands)	As of
March 31, 2021
Total Assets	$1,759,583
Due From Non-Guarantor Subsidiary	11,063
Total Liabilities	466,952
Due To Non-guarantor Subsidiary	364

For the Three Months Ended
March 31, 2021
Total Revenue	$2,004
Pre-Tax Income (Loss)	(367)
Net Income (Loss)	(588)

On September 14, 2020, S&P affirmed the Company's 'B+' Corporate Family rating and 'B+' rating on the Unregistered Notes and affirmed its stable outlook. On April 4, 2021, Moody's Corporation affirmed the Company's Corporate Family ‘B1’ rating and affirmed its 'B1' rating on the Unregistered Notes and its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $6.4 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2021 ($4.5 million for the three months ended March 31, 2020) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention requirements.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At March 31, 2021, the Company had $75.1 million of bank call loans ($82.0 million at December 31, 2020). The average daily bank loan outstanding for the three months ended March 31, 2021 was $50.3 million, ($61.8 million for the three months ended March 31, 2020). The largest daily bank loan outstanding for the three months ended March 31, 2021 was $128.8 million ($324.3 million for the three months ended March 31, 2020).

At March 31, 2021, securities loan balances totaled $257.3 million ($249.5 million at December 31, 2020 and $181.7 million at March 31, 2020). The average daily securities loan balance outstanding for the three months ended March 31, 2021 was $262.4 million ($220.0 million for the three months ended March 31, 2020). The largest daily stock loan balance for the three months ended March 31, 2021 was $285.7 million ($292.0 million for the three months ended March 31, 2020).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2021, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At March 31, 2021, the gross balances of reverse repurchase agreements and repurchase agreements were $320.7 million and $301.9 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2021 was $156.9 million and $395.9 million, respectively ($103.7 million and $468.7 million, respectively, for the three months ended March 31, 2020). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2021 was $424.2 million and $621.8 million, respectively ($237.0 million and $780.0 million, respectively, for the three months ended March 31, 2020).
At March 31, 2021, the gross leverage ratio was 3.8.
Liquidity Management
Senior management establishes our liquidity planning and framework. The evaluation includes review of short- and long-term cash flow forecasts, review of capital expenditures, monitoring of the availability of sources of financing, and daily monitoring of liquidity. Our treasury department assists in evaluating, monitoring and controlling the impact that our business activities have on our financial condition and, liquidity and maintains our relationships with various lenders. The purpose of these reviews is to assure we can meet the needs of our business while ensuring we have sufficient liquidity to conduct our current business needs and to provide for anticipated growth.
We manage our liquidity to meet our current obligations and upcoming liquidity needs as well as to ensure compliance with regulatory requirements. Our liquidity needs may be affected by market conditions, increased inventory positions, business expansion and other unanticipated occurrences. In the event that existing financial resources do not satisfy our liquidity needs, we may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside our control.

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $85.1 million as of March 31, 2021.
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

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2021	2020
Cash provided by (used in) operating activities	$7,268	$(241,023)
Cash used in investing activities	(999)	(1,326)
Cash (used in) provided by financing activities	(13,148)	186,339
Net decrease in cash and cash equivalents	$(6,879)	$(56,010)

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

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of March 31, 2021:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$272,614	$40,721	$107,634	$53,360	$70,899
Committed Capital (3)	3,011	3,011	—	—	—
Senior Secured Notes (4)(5)	157,656	8,594	20,625	128,437	—
ARS Purchase Commitments (3)	435	435	—	—	—
Total	$433,716	$52,761	$128,259	$181,797	$70,899
(1)See note 4 to the condensed consolidated financial statements for additional information.
(2)Includes interest liability of $61.7 million.
(3)See note 8 to the condensed consolidated financial statements for additional information.
(4)See note 11 to the condensed consolidated financial statements for additional information.
(5)Includes interest payable of $32.7 million through maturity.

CYBERSECURITY
For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information.

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

REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of clients and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Compliance with Reg BI became effective on June 30, 2020. In addition to adopting Reg BI, the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto may limit revenue and most likely will involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience is gained.

Regulatory Environment
The recent failure of a family office through the use of excessive leverage provided by various broker-dealers and the resultant financial losses to some of those credit providers is likely to lead to greater regulatory surveillance over financial swaps as well as over the activities of “family offices” that were previously unregulated. The Company does not originate swaps or trade swaps for its clients nor does it serve as a prime broker and thus would not anticipate any such regulations impacting the Company’s present lines of business.
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xviv) risks related to the severity and duration of the COVID-19 Pandemic; the COVID-19 Pandemic’s impact on the U.S. and global economies; and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2021, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
Notwithstanding the foregoing, multiple adverse results in arbitrations, litigations or regulatory proceedings currently filed or to be filed against the Company, could have a material adverse effect on the Company's results of operations and financial condition, including its cash position.
The materiality of legal and regulatory matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal and regulatory matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting 'Forward-Looking Statements'" in Part I, Item 2.
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

Pursuant to the terms of the Order and the AOD, the Company commenced and closed nineteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 24, 2020. As of March 31, 2021, the Company had purchased and holds (net of redemptions) $36.6 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.

Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. As of March 31, 2021, the Company has $435,000 of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2020 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2020, for additional details of the agreements with the MSD and NYAG.
As of March 31, 2021, the Company has no remaining commitments to purchase ARS as a result of legal settlements.

Item 1A. RISK FACTORS

During the three months ended March 31, 2021, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the first quarter of 2021, the Company issued 204,265 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of April 2021.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)