Form 10-Q
period 2021-06-30
OPPENHEIMER HOLDINGS INC
filed 2021-07-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 29, 2021 was 12,600,114 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2021	December 31, 2020 (1)
ASSETS
Cash and cash equivalents	$39,798	$35,424
Deposits with clearing organizations	81,764	83,343
Receivable from brokers, dealers and clearing organizations	235,444	203,494
Receivable from customers, net of allowance for credit losses of $3,418 ($410 in 2020)	1,225,140	1,110,835
Securities owned, including amounts pledged of $305,822 ($440,531 in 2020), at fair value	544,062	610,517
Notes receivable, net	52,119	46,161
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $91,177 ($90,958 in 2020)	30,556	27,762
Right-of-use lease assets, net of accumulated amortization of $63,344 ($50,336 in 2020)	160,829	153,502
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	174,617	272,876
Total assets	$2,714,318	$2,713,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$17,133	$—
Bank call loans	79,600	82,000
Payable to brokers, dealers and clearing organizations	349,146	259,911
Payable to customers	462,178	502,807
Securities sold under agreements to repurchase	231,601	342,438
Securities sold but not yet purchased, at fair value	112,838	126,171
Accrued compensation	278,270	298,263
Accounts payable and other liabilities	56,897	54,517
Lease liabilities	204,008	193,373
Senior secured notes, net of debt issuance costs of $1,051 ($1,154 in 2020)	123,949	123,846
Deferred tax liabilities, net of deferred tax assets of $49,707 ($44,104 in 2020)	46,191	44,909
Total liabilities	1,961,811	2,028,235
Commitments and contingencies (note 13)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,592,646 and 12,381,778 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	43,196	39,200
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020	133	133
	43,329	39,333
Contributed capital	37,836	41,481
Retained earnings	668,193	601,406
Accumulated other comprehensive income	3,149	3,448
Total stockholders' equity	752,507	685,668
Total liabilities and stockholders' equity	$2,714,318	$2,713,903
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2021	2020	2021	2020
REVENUE
Commissions	$96,171	$101,636	$209,642	$204,885
Advisory fees	111,152	75,981	215,648	162,145
Investment banking	104,742	46,186	229,243	71,914
Bank deposit sweep income	3,712	7,122	7,720	25,948
Interest	8,909	6,220	17,575	17,110
Principal transactions, net	6,305	12,064	17,170	11,196
Other	9,302	15,521	16,577	6,302
Total revenue	340,293	264,730	713,575	499,500
EXPENSES
Compensation and related expenses	231,140	179,594	486,741	337,270
Communications and technology	19,172	21,324	39,779	41,215
Occupancy and equipment costs	15,225	15,334	30,407	31,412
Clearing and exchange fees	5,155	6,191	11,430	11,850
Interest	2,448	2,890	5,095	9,440
Other	23,985	16,133	44,828	34,826
Total expenses	297,125	241,466	618,280	466,013
Pre-tax income	43,168	23,264	95,295	33,487
Income taxes	12,009	5,615	25,478	8,020
Net income	$31,159	$17,649	$69,817	$25,467

Earnings per share
Basic	$2.46	$1.40	$5.53	$1.99
Diluted	$2.28	$1.34	$5.17	$1.92

Weighted average shares
Basic	12,689,191	12,640,463	12,634,464	12,768,096
Diluted	13,681,146	13,124,655	13,495,589	13,269,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2021	2020	2021	2020
Net income	$31,159	$17,649	$69,817	$25,467
Other comprehensive income (loss), net of tax
Currency translation adjustment	537	480	(299)	(57)
Comprehensive income	$31,696	$18,129	$69,518	$25,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except per share amounts)	2021	2020	2021	2020
Share capital
Balance at beginning of period	$43,141	$44,306	$39,333	$46,557
Issuance of Class A non-voting common stock	188	443	3,996	6,626
Repurchase of Class A non-voting common stock for cancellation	—	(3,832)	—	(12,266)
Balance at end of period	43,329	40,917	43,329	40,917
Contributed capital
Balance at beginning of period	35,429	37,945	41,481	47,406
Share-based expense	2,759	1,757	5,219	3,819
Vested employee share plan awards	(352)	(562)	(8,864)	(12,085)
Balance at end of period	37,836	39,140	37,836	39,140
Retained earnings
Balance at beginning of period	638,558	503,255	601,406	496,998
Net income	31,159	17,649	69,817	25,467
Dividends paid	(1,524)	(1,528)	(3,030)	(3,089)
Balance at end of period	668,193	519,376	668,193	519,376
Accumulated other comprehensive income
Balance at beginning of period	2,612	1,224	3,448	1,761
Currency translation adjustment	537	480	(299)	(57)
Balance at end of period	3,149	1,704	3,149	1,704
Total stockholders' equity	$752,507	$601,137	$752,507	$601,137

Dividends paid per share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2021	2020
Cash flows from operating activities
Net income	$69,817	$25,467
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	3,945	4,120
Deferred income taxes	(3,320)	4,853
Amortization of notes receivable	6,677	5,797
Amortization of debt issuance costs	125	97
Write-off of debt issuance costs	—	4
Provision for credit losses	3,008	(42)
Share-based compensation	26,133	2,395
Amortization of right-of-use lease assets	13,008	12,411
Gain on repurchase of senior secured notes	—	(86)
Decrease (increase) in operating assets:
Deposits with clearing organizations	1,579	(42,121)
Receivable from brokers, dealers and clearing organizations	(31,950)	(152,654)
Receivable from customers	(117,313)	(63,164)
Securities owned	66,455	297,690
Notes receivable	(12,635)	(6,241)
Other assets	96,652	31,905
Increase (decrease) in operating liabilities:
Drafts payable	17,133	37,374
Payable to brokers, dealers and clearing organizations	89,235	(304,864)
Payable to customers	(40,629)	82,179
Securities sold under agreements to repurchase	(110,837)	(133,110)
Securities sold but not yet purchased	(13,333)	256,018
Accrued compensation	(40,906)	(58,946)
Accounts payable and other liabilities	(2,704)	(14,995)
Cash provided/(used in) operating activities	20,140	(15,913)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(6,739)	(3,161)
Proceeds from the settlement of Company-owned life insurance	1,308	—
Cash used in investing activities	(5,431)	(3,161)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,030)	(3,089)
Repurchase of Class A non-voting common stock for cancellation	—	(12,266)
Payments for employee taxes withheld related to vested share-based awards	(4,883)	(5,458)
Repurchase of senior secured notes	—	(1,426)
Debt issuance costs	(22)	—
(Decrease)/increase in bank call loans, net	(2,400)	13,000
Cash used in financing activities	(10,335)	(9,239)
Net increase/(decrease) in cash and cash equivalents	4,374	(28,313)
Cash and cash equivalents, beginning of period	35,424	79,550
Cash and cash equivalents, end of period	$39,798	$51,237

Schedule of non-cash financing activities
Employee share plan issuance	$6,513	$10,582
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,277	$14,727
Cash paid during the period for income taxes, net	$34,994	$1,049

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the six-month period ended June 30, 2021 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has reviewed the assumptions on which it values its goodwill, as well as valuation allowances on certain assets and the collectability of its receivables as of June 30, 2021, which did not result in any impairment or write-off.

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

As of June 30, 2021, the Company had $52.1 million of notes receivable ($46.2 million as of December 31, 2020). Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and six months ended June 30, 2021 no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2021, the uncollected balance of defaulted notes was $6.3 million and the allowance for uncollectibles was $4.7 million. The allowance for uncollectibles consisted of $3.5 million related to defaulted notes balances (five years and older) and $1.2 million (under five years) using an expected loss rate of 42.7%.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of origination as of June 30, 2021:

(Expressed in thousands)
As of June 30, 2021

2021	$915
2020	644
2019	444
2018	173
2017	662
2016 and prior	3,491
Total	$6,329

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended
June 30, 2021 and 2020:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$4,766	$3,908	$4,234	$3,673
Additions and other adjustments	(65)	(5)	467	230
Ending balance	$4,701	$3,903	$4,701	$3,903
4.    Leases

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
As of June 30, 2021, the Company had right-of-use operating lease assets of $160.8 million (net of accumulated amortization of $63.3 million) which are comprised of real estate leases of $158.3 million (net of accumulated amortization of $58.7 million) and equipment leases of $2.5 million (net of accumulated amortization of $4.6 million). As of June 30, 2021, the Company had operating lease liabilities of $204.0 million which are comprised of real estate lease liabilities of $201.5 million and equipment lease liabilities of $2.5 million. As of June 30, 2021, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right-of-use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of June 30, 2021.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of June 30, 2021 and December 31, 2020, respectively:

	As of
	June 30, 2021	December 31, 2020

Weighted average remaining lease term (in years)	7.68	7.84
Weighted average discount rate	6.93%	7.43%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2021 and June 30, 2020, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,062	$5,724	$12,118	$11,464
Real estate leases - Interest expense	3,607	3,844	7,203	7,755
Equipment leases - Right-of-use lease asset amortization	445	474	890	947
Equipment leases - Interest expense	37	52	76	106

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of June 30, 2021 and December 31, 2020 are as follows:

(Expressed in thousands)
	As of
	June 30, 2021	December 31, 2020
2021	$21,026	$40,981
2022	40,758	36,999
2023	37,882	33,984
2024	33,123	29,425
2025	27,559	23,872
After 2025	104,802	92,069
Total lease payments	$265,150	$257,330
Less interest	(61,142)	(63,957)
Present value of lease liabilities	$204,008	$193,373

As of June 30, 2021, the Company had $490,000 of additional operating leases that have not yet commenced ($19.2 million as of December 31, 2020).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2021 and 2020:

(Expressed in thousands)	For the Three Months Ended June 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,510	$—	$42,407	$4	$86,921
Mutual fund income	9,243	—	2	5	9,250
Advisory fees	85,598	25,541	—	13	111,152
Investment banking - capital markets	5,770	—	48,208	—	53,978
Investment banking - advisory	250	—	50,514	—	50,764
Bank deposit sweep income	3,712	—	—	—	3,712
Other	4,474	—	202	19	4,695
Total revenue from contracts with customers	153,557	25,541	141,333	41	320,472
Other sources of revenue:
Interest	7,235	—	1,666	8	8,909
Principal transactions, net	1,546	—	4,878	(119)	6,305
Other	4,525	3	68	11	4,607
Total other sources of revenue	13,306	3	6,612	(100)	19,821
Total revenue	$166,863	$25,544	$147,945	$(59)	$340,293

(Expressed in thousands)	For the Three Months Ended June 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$41,805	$—	$51,337	$—	$93,142
Mutual fund income	8,490	—	2	3	8,495
Advisory fees	58,465	17,507	—	10	75,982
Investment banking - capital markets	3,470	—	35,472	—	38,942
Investment banking - advisory	—	—	7,244	—	7,244
Bank deposit sweep income	7,122	—	—	—	7,122
Other	3,132	—	646	4	3,782
Total revenue from contracts with customers	122,484	17,507	94,701	17	234,709
Other sources of revenue:
Interest	5,134	5	1,027	54	6,220
Principal transactions, net	2,656	—	9,512	(104)	12,064
Other	11,551	3	30	153	11,737
Total other sources of revenue	19,341	8	10,569	103	30,021
Total revenue	$141,825	$17,515	$105,270	$120	$264,730

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$92,908	$—	$98,207	$1	$191,116
Mutual fund income	18,441	—	4	81	18,526
Advisory fees	165,852	49,768	3	25	215,648
Investment banking - capital markets	14,280	—	128,277	—	142,557
Investment banking - advisory	250	—	86,436	—	86,686
Bank deposit sweep income	7,720	—	—	—	7,720
Other	7,594	—	761	33	8,388
Total revenue from contracts with customers	307,045	49,768	313,688	140	670,641
Other sources of revenue:
Interest	13,711	—	3,818	46	17,575
Principal transactions, net	2,176	—	13,832	1,162	17,170
Other	7,954	6	206	23	8,189
Total other sources of revenue	23,841	6	17,856	1,231	42,934
Total revenue	$330,886	$49,774	$331,544	$1,371	$713,575

(Expressed in thousands)	For the Six Months Ended June 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$88,910	$—	$97,624	$20	$186,554
Mutual fund income	18,317	3	5	7	18,332
Advisory fees	125,348	36,777	2	19	162,146
Investment banking - capital markets	7,420	—	47,414	—	54,834
Investment banking - advisory	—	—	17,080	—	17,080
Bank deposit sweep income	25,948	—	—	—	25,948
Other	6,263	—	1,286	105	7,654
Total revenue from contracts with customers	272,206	36,780	163,411	151	472,548
Other sources of revenue:
Interest	12,814	5	3,851	440	17,110
Principal transactions, net	(59)	—	13,496	(2,241)	11,196
Other	(1,718)	6	54	304	(1,354)
Total other sources of revenue	11,037	11	17,401	(1,497)	26,952
Total revenue	$283,243	$36,791	$180,812	$(1,346)	$499,500

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company had receivables related to revenue from contracts with customers of $32.2 million and $30.8 million at June 30, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2021.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.6 million and $613,000 at June 30, 2021 and December 31, 2020, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	June 30, 2021	December 31, 2020
Contract assets (receivables):
Commission (1)	$2,926	$3,107
Mutual fund income (2)	6,330	5,989
Advisory fees (3)	1,959	1,590
Bank deposit sweep income (4)	651	687
Investment banking fees (5)	16,690	16,119
Other	3,689	3,324
Total contract assets	$32,245	$30,816
Deferred revenue (payables):
Investment banking fees (6)	$481	$613
IRA fees (7)	1,145	—
Total deferred revenue	$1,626	$613
(1)Commission recorded on trade date but not yet settled.
(2)Mutual fund income earned but not yet received.
(3)Management and performance fees earned but not yet received.
(4)Fees earned from FDIC-insured bank deposit program but not yet received.
(5)Underwriting revenue and advisory fees earned but not yet received.
(6)Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied.
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average number of shares outstanding	12,689,191	12,640,463	12,634,464	12,768,096
Net dilutive effect of share-based awards, treasury method (1)	991,955	484,192	861,125	501,398
Diluted weighted average number of shares outstanding	13,681,146	13,124,655	13,495,589	13,269,494

Net income	$31,159	$17,649	$69,817	$25,467

Earnings per share
Basic	$2.46	$1.40	$5.53	$1.99
Diluted	$2.28	$1.34	$5.17	$1.92
(1) For the three and six months ended June 30, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive. For the three and six months ended June 30, 2020, the diluted net income per share computation did not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2021	December 31, 2020
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$119,146	$110,932
Receivables from brokers	35,210	30,133
Securities failed to deliver	48,272	17,840
Clearing organizations	31,525	28,955
Other	1,291	15,634
Total	$235,444	$203,494
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$267,521	$249,499
Payable to brokers	2,599	4,102
Securities failed to receive	13,599	6,218
Other (1)	65,427	92
Total	$349,146	$259,911
(1) Balance as of June 30, 2021 is primarily related to a trade/settlement date adjustment for U.S. Government Securities.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. Over the last ten years, the Company has bought back $143.4 million of ARS pursuant to these settlements. These buybacks coupled with ARS issuer redemptions and tender offers have significantly reduced the level of ARS held by Eligible Investors (as defined). As of June 30, 2021, the Company had $443,000 of ARS to purchase from Eligible Investors related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer has also reached settlements of and received adverse awards in legal proceedings with various clients where the Company is obligated to purchase ARS. Over the last ten years, the Company has purchased $106.1 million of ARS pursuant to these legal settlements and awards. The Company has completed its ARS purchase obligations under such legal settlements and awards.
As of June 30, 2021, the Company owned $31.4 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of June 30, 2021, the Company had a valuation adjustment totaling $5.2 million which consists of $5.1 million for ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet) and $66,000 for ARS purchase commitments from settlements with regulators (which is included in accounts payable and other liabilities on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2021:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,116	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	3,844	4,749	N/A	N/A
	$4,960	$4,749
(1) Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies
(2) Includes private equity funds and private equity fund of funds with diversified portfolios focusing on but not limited to technology companies, venture capital and global natural resources

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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of June 30, 2021, the fair value of the investment was $4.7 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$29,994	$—	$—	$29,994
Securities owned:
U.S. Treasury securities	369,604	—	—	369,604
U.S. Agency securities	—	15,060	—	15,060
Sovereign obligations	—	8,713	—	8,713
Corporate debt and other obligations	—	20,621	—	20,621
Mortgage and other asset-backed securities	—	3,112	—	3,112
Municipal obligations	—	23,270	—	23,270
Convertible bonds	—	23,312	—	23,312
Corporate equities	48,540	—	—	48,540
Money markets	408	—	—	408
Auction rate securities	—	—	31,422	31,422
Securities owned, at fair value	418,552	94,088	31,422	544,062
Investment (1)	—	4,709	—	4,709
Derivative contracts:
TBAs	—	36	—	36
Purchase commitment	144	—	—	144
Derivative contracts, total	144	36	—	180
Total	$448,690	$98,833	$31,422	$578,945
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$60,021	$—	$—	$60,021
U.S. Agency securities	—	7	—	7
Sovereign obligations	—	7,187	—	7,187
Corporate debt and other obligations	—	7,398	—	7,398
Mortgage and other asset-backed securities	—	1	—	1
Convertible bonds	—	6,739	—	6,739
Corporate equities	31,485	—	—	31,485
Securities sold but not yet purchased, at fair value	91,506	21,332	—	112,838
Derivative contracts:
Futures	11	—	—	11
TBAs	—	35	—	35
Purchase commitment	635	—	—	635
ARS purchase commitments	—	—	66	66
Derivative contracts, total	646	35	66	747
Total	$92,152	$21,367	$66	$113,585
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$23,991	$—	$—	$23,991
Securities owned:
U.S. Treasury securities	448,312	—	—	448,312
U.S. Agency securities	—	24,616	—	24,616
Sovereign obligations	—	367	—	367
Corporate debt and other obligations	—	23,977	—	23,977
Mortgage and other asset-backed securities	—	3,103	—	3,103
Municipal obligations	—	25,190	—	25,190
Convertible bonds	—	17,497	—	17,497
Corporate equities	36,554	—	—	36,554
Money markets	200	—	—	200
Auction rate securities	—	—	30,701	30,701
Securities owned, at fair value	485,066	94,750	30,701	610,517
Investment (1)	—	4,181	—	4,181
Derivative contracts:
TBAs	—	15	—	15
Total	$509,057	$98,946	$30,701	$638,704
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$93,261	$—	$—	$93,261
U.S. Agency securities	—	9	—	9
Sovereign obligations	—	623	—	623
Corporate debt and other obligations	—	5,283	—	5,283
Convertible bonds	—	9,103	—	9,103
Corporate equities	17,892	—	—	17,892
Securities sold but not yet purchased, at fair value	111,153	15,018	—	126,171
Derivative contracts:
Futures	22	—	—	22
TBAs	—	3	—	3
ARS purchase commitments	—	—	195	195
Derivative contracts, total	22	3	195	220
Total	$111,175	$15,021	$195	$126,391
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2021 and 2020:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2021
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,470	$2	$—	$(50)	$—	$31,422
Liabilities
ARS Purchase Commitments (2)	65	(1)	—	—	—	66
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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)(2)	$—	$—	$—		$29,566	$29,566
Liabilities
ARS Purchase Commitments (1)(3)	—	—	—	—	332	332
(1) Transferred to Level 3 of the fair value hierarchy due to the illiquid nature of the securities as result of the length of time since the last tender offer.
(2) Represents auction rate securities that failed in the auction rate market.
(3) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2021
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$30,701	$(129)	$1,875	$(1,025)	$—	$31,422
Liabilities
ARS Purchase Commitments (2)	195	(1)	—	(130)	—	66
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)(2)	$—	$—	$—	$—	$29,566	$29,566
Liabilities
ARS Purchase Commitments (1)(3)	—	—	—	—	332	332
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

Assets and liabilities not measured at fair value as of June 30, 2021:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$39,798	$39,798	$—	$—	$39,798
Deposits with clearing organization	51,770	51,770	—	—	51,770
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	119,146	—	119,146	—	119,146
Receivables from brokers	35,210	—	35,210	—	35,210
Securities failed to deliver	48,272	—	48,272	—	48,272
Clearing organizations	31,525	—	31,525	—	31,525
Other	1,290	—	1,290	—	1,290
	235,443	—	235,443	—	235,443
Receivable from customers	1,225,140	—	1,225,140	—	1,225,140
Notes receivable, net	52,119	—	52,119	—	52,119
Investments (1)	93,384	—	93,384	—	93,384
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$17,133	$17,133	$—	$—	$17,133
Bank call loans	79,600	—	79,600	—	79,600
Payables to brokers, dealers and clearing organizations:
Securities loaned	267,521	—	267,521	—	267,521
Payable to brokers	2,599	—	2,599	—	2,599
Securities failed to receive	13,599	—	13,599	—	13,599
Other	65,416	—	65,416	—	65,416
	349,135	—	349,135	—	349,135
Payables to customers	462,178	—	462,178	—	462,178
Securities sold under agreements to repurchase	231,601	—	231,601	—	231,601
Senior secured notes	125,000	—	130,920	—	130,920

Assets and liabilities not measured at fair value as of December 31, 2020:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$35,424	$35,424	$—	$—	$35,424
Deposits with clearing organization	59,352	59,352	—	—	59,352
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	110,932	—	110,932	—	110,932
Receivables from brokers	30,133	—	30,133	—	30,133
Securities failed to deliver	17,840	—	17,840	—	17,840
Clearing organizations	28,955	—	28,955	—	28,955
Other	15,622	—	15,622	—	15,622
	203,482	—	203,482	—	203,482
Receivable from customers	1,110,835	—	1,110,835	—	1,110,835
Notes receivable, net	46,161	—	46,161	—	46,161
Investments (1)	85,552	—	85,552	—	85,552
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$82,000	$—	$82,000	$—	$82,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	249,499	—	249,499	—	249,499
Payable to brokers	4,102	—	4,102	—	4,102
Securities failed to receive	6,218	—	6,218	—	6,218
Other	70	—	70	—	70
	259,889	—	259,889	—	259,889
Payables to customers	502,807	—	502,807	—	502,807
Securities sold under agreements to repurchase	342,438	—	342,438	—	342,438
Senior secured notes	125,000	—	127,033	—	127,033

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of June 30, 2021 and December 31, 2020 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2021
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$13,139	$36
	Purchase commitment	7,266	144
		$20,405	$180
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$2,490,000	$11
Other contracts	TBAs	13,139	35
	Purchase commitment	2,000	635
	ARS purchase commitments	443	66
		$2,505,582	$747
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and six months ended June 30, 2021 and 2020:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(525)
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
Other contracts	TBAs	Principal transactions revenue	14
	Purchase commitments	Principal transactions revenue	(490)
	ARS purchase commitments	Principal transactions revenue	(1)
			$(1,010)

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
			$321

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$495
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
Other contracts	TBAs	Principal transactions revenue	51
	Purchase commitments	Principal transactions revenue	(490)
	ARS purchase commitments	Principal transactions revenue	(1)
			$47

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2021, the outstanding balance of bank call loans was $79.6 million ($82.0 million as of December 31, 2020). Such loans were collateralized by the Firm's securities and customer securities with market values of approximately $43.8 million and $50.6 million, respectively, with commercial banks.
As of June 30, 2021, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $222.1 million under securities loan agreements.
As of June 30, 2021, the Company had pledged $273.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2021, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2021:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$373,472
Securities loaned:
Equity securities	267,521
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$640,993
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2021 and December 31, 2020:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2021
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$141,871	$(141,871)	$—	$—	$—	$—
Securities borrowed (1)	119,146	—	119,146	(118,024)	—	1,122
Total	$261,017	$(141,871)	$119,146	$(118,024)	$—	$1,122
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$373,472	$(141,871)	$231,601	$(230,659)	$—	$942
Securities loaned (2)	267,521	—	267,521	(260,807)	—	6,714
Total	$640,993	$(141,871)	$499,122	$(491,466)	$—	$7,656
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2020
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$88,349	$(88,349)	$—	$—	$—	$—
Securities borrowed (1)	110,932	—	110,932	(109,922)	—	1,010
Total	$199,281	$(88,349)	$110,932	$(109,922)	$—	$1,010
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$430,787	$(88,349)	$342,438	$(340,632)	$—	$1,806
Securities loaned (2)	249,499	—	249,499	(242,318)	—	7,181
Total	$680,286	$(88,349)	$591,937	$(582,950)	$—	$8,987
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2021, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $116.0 million ($108.0 million as of December 31, 2020) and $372.5 million ($88.3 million as of December 31, 2020), respectively, of which the Company has sold and re-pledged approximately $38.8 million ($36.2 million as of December 31, 2020) under securities loaned transactions and $372.5 million under repurchase agreements ($88.3 million as of December 31, 2020).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $305.8 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2021 ($440.5 million as of December 31, 2020).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2021 were receivables from three major U.S. broker-dealers totaling approximately $80.3 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2021 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2021, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of June 30, 2021 and December 31, 2020:

(Expressed in thousands)
	As of June 30, 2021
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$577,817	$—	$—	$—	$—
Special Purpose Acquisition Companies	1,365	—	—	—	—
Total	$579,182	$—	$—	$—	$—
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(Expressed in thousands)
	As of December 31, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$643,251	$—	$—	$—	$—
Special Purpose Acquisition Companies	1,384	—	—	—	—
Total	$644,635	$—	$—	$—	$—
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2021	December 31, 2020
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Costs		(1,051)	(1,154)
		$123,949	$123,846
5.50% Senior Secured Notes due 2025 (the "Notes")
On September 22, 2020, in a private offering, the Company issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an Indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. The Company used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 (the "Old Notes") in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

•limitation on liens, which generally prohibits the Parent and its restricted subsidiaries from granting liens unless the Notes are comparably secured; and
•limitation on asset sales, which generally prohibits the Parent and certain of its subsidiaries from selling assets or certain securities or property of significant subsidiaries.

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of June 30, 2021, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and six months ended June 30, 2021 was $1.7 million and $3.4 million, respectively.
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

Interest expense for the three and six months ended June 30, 2020 on the Old Notes was $2.5 million and $5.0 million, respectively.

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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Class A Stock outstanding, beginning of period	12,586,043	12,610,740	12,381,778	12,698,703
Issued pursuant to share-based compensation plans	6,603	25,783	210,868	347,324
Repurchased and canceled pursuant to the stock buy-back	—	(191,044)	—	(600,548)
Class A Stock outstanding, end of period	12,592,646	12,445,479	12,592,646	12,445,479

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

During the three and six months ended June 30, 2021, the Company did not purchase or cancel Class A Stock under this program. During the three months ended June 30, 2020, the Company purchased and canceled an aggregate of 191,044 shares of Class A Stock for a total consideration of $3.8 million ($20.06 per share) under this program. During the six months ended June 30, 2020, the Company purchased and canceled an aggregate of 600,548 shares of Class A Stock for a total consideration of $12.3 million ($20.42 per share) under this program. As of June 30, 2021, 401,013 shares remained available to be purchased under the share repurchase program.

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

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2021, the net capital of Oppenheimer as calculated under the Rule was $344.7 million or 26.94% of Oppenheimer's aggregate debit items. This was $319.1 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2021, Freedom had net capital of $4.7 million, which was $4.6 million in excess of the $100,000 required to be maintained at that date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2021, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 10.72% (required 4.5%);
•Tier 1 Capital ratio 10.72% (required 6.0%); and
•Total Capital ratio 14.29% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of €730,000. As of June 30, 2021, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.

As of June 30, 2021, the regulatory capital of Oppenheimer Investments Asia Limited was $3.6 million, which was $3.2 million in excess of the $386,283 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2021, Oppenheimer Investment Asia Limited is in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and six months ended June 30, 2021 and 2020. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Private client (1)	$166,863	$141,825	$330,886	$283,243
Asset management (1)	25,544	17,515	49,774	36,791
Capital markets	147,945	105,270	331,544	180,812
Corporate/Other	(59)	120	1,371	(1,346)
Total	$340,293	$264,730	$713,575	$499,500
Pre-Tax Income (Loss)
Private client (1)	$21,673	$24,349	$45,936	$57,718
Asset management (1)	8,638	3,983	16,191	8,288
Capital markets	39,373	22,322	89,364	22,179
Corporate/Other	(26,516)	(27,390)	(56,196)	(54,698)
Total	$43,168	$23,264	$95,295	$33,487
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2021 and 2020 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$326,485	$249,093	$683,192	$469,898
Europe/Middle East	12,501	13,757	27,911	26,124
Asia	1,307	1,880	2,472	3,478
Total	$340,293	$264,730	$713,575	$499,500

16. Income taxes
The effective income tax rate for the three and six months ended June 30, 2021 was 27.8% and 26.7% respectively, compared with 24.1% and 23.9% respectively, for the three and six months ended June 30, 2020. The increase in the effective tax rate for both the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily driven by higher non-deductible permanent items in the current periods as well as the resolution of tax audits on a favorable basis in the prior year periods.

17.    Subsequent events
On July 29, 2021, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on August 26, 2021 to holders of Class A Stock and Class B Stock of record on August 12, 2021.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2021, we provided our services from 92 offices in 24 states located throughout the United States and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of June 30, 2021 totaled $117.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor direct programs. At June 30, 2021, client assets under management ("AUM") totaled $43.7 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At June 30, 2021, the Company employed 2,948 employees (2,849 full-time, 39 part-time and 60 summer interns), of whom 1,004 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses where we can acquire experienced personnel and/or business units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices as well as new industry expansions where we believe we can be successful.
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

Impact of Interest Rates
The Federal Reserve has reduced short-term interest rates, largely due to the impact of the COVID-19 Pandemic and its out-sized negative impact on the economy, resulting in a decrease in fees the Company earned from FDIC-insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances have a negative impact on our earnings. The Federal Reserve reduced its benchmark rate significantly during two separate unscheduled meetings in March 2020 by a total of 1.50%. Accordingly, the Company’s earnings during the second quarter of 2021 continued to be negatively impacted by such decreases. The impact will continue to be significant for the foreseeable future as the Federal Reserve has stated that these lower rates are likely to persist at least until next year.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators. We have adopted enhanced cleaning practices and other health protocols in our offices and taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Over the last several months, there has been widespread distribution and inoculation of the U.S. population with vaccines that have been proven to be both safe and effective. We are continuing to monitor the vaccination rollout as well as the risk of the many new variants and whether the vaccines are effective against the new variants. At the current rate of progress, we anticipate that a large number of our employees will continue to work remotely for the remainder of the summer and are planning for a broader re-entry to our offices in mid-September.

EXECUTIVE SUMMARY

The strong operating results for the second quarter contributed to the best first half results in the Firm's history. The results are a reflection of our strong operating model with contributions across the platform. In particular, we had dramatically improved results from investment banking compared to the same period last year. The Investment Banking results reflected robust equity underwriting fees and higher M&A fees. Our Wealth Management business continued to post new records for AUM as investors continued to favor equities amid a strengthening economic recovery. Continued stimulus spending, low interest rates, and lower levels of unemployment powered the broader equity markets to new highs as the S&P 500 increased 8.2% during the second quarter. Operating results in Wealth Management continued to be negatively impacted by low interest rates.

As a result of the strong operating environment and dramatically improved results, the Firm's board of directors has approved a 25% increase in the quarterly dividend to $0.15 per share beginning with the upcoming dividend payment in August.

RESULTS OF OPERATIONS
The Company reported net income of $31.2 million or $2.46 basic earnings per share for the three months ended June 30, 2021, an increase of 76.5%, compared with net income of $17.6 million or $1.40 basic earnings per share for the three months ended June 30, 2020. Revenue for the three months ended June 30, 2021 was $340.3 million compared with revenue of $264.7 million for the three months ended June 30, 2020, an increase of 28.5%.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2021	2Q-2020	Change	% Change
Revenue	$340,293	$264,730	$75,563	28.5
Compensation expense	$231,140	$179,594	$51,546	28.7
Non-compensation expense	$65,985	$61,872	$4,113	6.6
Pre-Tax Income	$43,168	$23,264	$19,904	85.6
Income Taxes	$12,009	$5,615	$6,394	113.9
Net Income	$31,159	$17,649	$13,510	76.5

Earnings per share (basic)	$2.46	$1.40	$1.06	75.7
Earnings per share (diluted)	$2.28	$1.34	$0.94	70.1

Book Value Per Share	$59.29	$47.92	$11.37	23.7
Tangible Book Value Per Share	$45.90	$34.37	$11.53	33.5

CAUA ($ billions)	$117.3	$89.7	$27.6	30.8
AUM ($ billions)	$43.7	$32.7	$11.0	33.6
    Highlights
•Record second quarter gross revenue was driven by investment banking revenue and advisory fees.
•Record revenue and earnings in Capital Markets segment for the second quarter was driven by record investment banking results.
•Capital Markets pre-tax profit margin was 26.6% driven by strength in the equities underwriting and M&A advisory businesses.
•Client assets under administration and under management were both at record levels at June 30, 2021.
•Shareholders' Equity reached a record $752.5 million as of June 30, 2021.
•Book value and tangible book value per share reached record levels at June 30, 2021.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and six months ended June 30, 2021 and 2020:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Revenue
Private Client	$166,863	$141,825	17.7	$330,886	$283,243	16.8
Asset Management	25,544	17,515	45.8	49,774	36,791	35.3
Capital Markets	147,945	105,270	40.5	331,544	180,812	83.4
Corporate/Other	(59)	120	*	1,371	(1,346)	*
Total	$340,293	$264,730	28.5	$713,575	$499,500	42.9

Pre-Tax Income (Loss)
Private Client	$21,673	$24,349	(11.0)	$45,936	$57,718	(20.4)
Asset Management	8,638	3,983	116.9	16,191	8,288	95.4
Capital Markets	39,373	22,322	76.4	89,364	22,179	302.9
Corporate/Other	(26,516)	(27,390)	(3.2)	(56,196)	(54,698)	2.7
Total	$43,168	$23,264	85.6	$95,295	$33,487	184.6
* Percentage not meaningful

Private Client
Private Client reported revenue for the current quarter of $166.9 million, 17.7% higher compared with a year ago. Pre-tax income of $21.7 million in the current quarter resulted in a pre-tax profit margin of 13.0% despite the negative impact from increased compensation costs of $12.8 million associated with share-based compensation tied to the Company's stock price, and lower short-term interest rates.

('000s, except Financial advisor headcount or otherwise indicated)
	2Q-2021	2Q-2020	Change	% Change
Revenue	$166,863	$141,825	$25,038	17.7
Retail commissions	$53,753	$50,295	$3,458	6.9
Advisory fee revenue	$85,598	$58,465	$27,133	46.4
Bank deposit sweep income	$3,712	$7,122	$(3,410)	(47.9)
Interest	$7,235	$5,134	$2,101	40.9
Other	$16,565	$20,809	$(4,244)	(20.4)

Total Expenses	$145,190	$117,476	$27,714	23.6
Compensation	$117,564	$90,512	$27,052	29.9
Non-compensation	$27,626	$26,964	$662	2.5

Client Asset Under Administration (billions)	$117.3	$89.7	$27.6	30.8
Cash Sweep Balances (billions)	$7.3	$6.3	$1.0	26.0
Financial Advisor Headcount	1,004	1,029	(25)	(2.4)

•Retail commissions increased 6.9% from a year ago amidst continued elevated client trading activity.
•Advisory fees increased 46.4% due to higher assets under management during the billing period for the second quarter of 2021 compared with that of the second quarter of 2020.
•Bank deposit sweep income decreased $3.4 million or 47.9% from a year ago due to lower short-term interest rates partially offset by higher average cash sweep balances which continue to be near record levels.
•Interest revenue increased 40.9% from a year ago due to higher average margin balances partially offset by lower short-term interest rates.
•Other revenue decreased 20.4% primarily due to lower increases in the cash surrender value of Company-owned life insurance policies during the current quarter compared to a year ago.
•Compensation expenses increased 29.9% from a year ago primarily due to increased production and share-based compensation costs partially offset by lower deferred compensation costs.
•Compensation expense tied to the Company's stock price was $12.8 million for the current quarter compared with $2.0 million in the prior year due to the Company's stock price increasing from $39.95 at the end of the prior quarter to $50.84 at the end of the current quarter.
•Non-compensation expenses increased 2.5% from a year ago primarily due to an increase in allowance for credit losses.
Asset Management
Asset Management reported revenue for the current quarter of $25.5 million, 45.8% higher compared with a year ago. Pre-tax income was $8.6 million, an increase of 116.9% compared with the prior year.

('000s unless otherwise indicated)	2Q-2021	2Q-2020	Change	% Change
Revenue	$25,544	$17,515	$8,029	45.8
Advisory fee revenue	$25,541	$17,507	$8,034	45.9
Other	$3	$8	$(5)	(62.5)

Total Expenses	$16,906	$13,532	$3,374	24.9
Compensation	$6,261	$5,676	$585	10.3
Non-compensation	$10,645	$7,856	$2,789	35.5

AUM (billions)	$43.7	$32.7	$11.0	33.6
•Advisory fee revenue increased 45.9% due to higher assets under management during the billing period for the second quarter of 2021 compared with that of the second quarter of 2020.
•AUM hit a record level of $43.7 billion at June 30, 2021, which is the basis for advisory fee billings for July 2021.
•The increase in AUM was comprised of higher asset values of $9.8 billion on existing client holdings and a net contribution of assets of $1.2 billion.
•Compensation expenses were up 10.3% from a year ago which was primarily due to increases in incentive compensation.
•Non-compensation expenses were up 35.5% when compared to the prior period due to higher portfolio manager costs in line with the increase in AUM.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2021:

(Expressed in millions)
	For the Three Months Ended June 30, 2021
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions/Profit Distribution
Traditional (1)	$33,536	$1,918	$(1,496)	$2,204	$36,162
Institutional Fixed Income (2)	809	22	(21)	12	822
Alternative Investments:
Hedge funds (3)	4,770	137	(22)	246	5,131
Private Equity Funds (4)	694	102	(17)	397	1,176
Portfolio Enhancement Program (5)	389	5	(13)	—	381
	$40,198	$2,184	$(1,569)	$2,859	$43,672
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

Capital Markets
Capital Markets reported revenue for the current quarter of $147.9 million, 40.5% higher when compared with the prior year. Pre-Tax income was $39.4 million compared with pre-tax income of $22.3 million a year ago.

('000s)	2Q-2021	2Q-2020	Change	% Change
Revenues	$147,945	$105,270	$42,675	40.5

Investment Banking	$99,045	$43,125	$55,920	129.7
Advisory fees	$50,515	$7,244	$43,271	597.3
Equities underwriting	$39,371	$27,787	$11,584	41.7
Fixed income underwriting	$8,835	$7,685	$1,150	15.0
Other	$324	$409	$(85)	(20.8)

Sales and Trading	$48,630	$61,469	$(12,839)	(20.9)
Equities	$30,218	$34,635	$(4,417)	(12.8)
Fixed Income	$18,412	$26,834	$(8,422)	(31.4)

Other	$270	$676	$(406)	(60.1)

Total Expenses	$108,572	$82,948	$25,624	30.9
Compensation	$85,663	$62,295	$23,368	37.5
Non-compensation	$22,909	$20,653	$2,256	10.9

•Advisory fees earned from investment banking activities increased 597.3% compared with a year ago driven by large back-end fees on special purpose acquisition companies (SPAC) for M&A services and private investment in public equity (PIPE) transactions.
•Equity underwriting fees increased 41.7% compared with a year ago due to an increase in equity underwriting activity during the period.
•Fixed income underwriting fees were up 15.0% compared with a year ago primarily driven by new issuances of emerging market debt during the period.
•Equities sales and trading revenue decreased 12.8% compared with a year ago due to reduced volatility in the equities market.
•Fixed Income sales and trading decreased 31.4% compared with a year ago driven by lower income from emerging markets, and high yield bonds partially offset by higher income from mortgage-backed securities.
•Compensation expenses increased 37.5% compared with a year ago primarily due to increased salary and incentive compensation partially offset by lower production-related compensation.
•Non-compensation expenses were 10.9% higher than a year ago due to increased underwriting expenses related to high transaction volumes and moderately higher costs associated with business travel and entertainment and conferences.

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
During the three months ended June 30, 2021, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2021, total assets decreased by 0.02% from December 31, 2020. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2021, the Company had bank call loans of $79.6 million compared to $82.0 million at December 31, 2020. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.5 million and $386,283, respectively, at June 30, 2021. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.6 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has begun assessing the impact that the new presidential administration’s tax proposals will have on its operations, cash flows and financial condition.
Senior Secured Notes
On September 22, 2020, in a private offering, we issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes is payable semi-annually on April 1st and October 1st. We used the net proceeds from the offering of the Unregistered Notes, along with cash on hand, to redeem in full our 6.75% Senior Secured Notes due July 1, 2022 in the principal amount of $150.0 million (the Company held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses related thereto. On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms (the "Notes"), except that such new notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.

The Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Subsidiary Guarantors"), unless released as described below. Each of the Subsidiary Guarantors is 100% owned by the Parent. The indenture for the Notes contains covenants with restrictions which are discussed in note 11.
The guarantees are senior secured obligations of each Subsidiary Guarantor. The guarantees rank:

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
Each Guarantor will be automatically and unconditionally released and discharged upon the sale, exchange or transfer of the capital stock of a Guarantor and the Guarantor ceasing to be a direct or indirect subsidiary of the Parent if such sale does not constitute an asset sale under the indenture for the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the indenture for the Notes; a Guarantor being dissolved or liquidated; a Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Parent of its legal defeasance option or covenant defeasance option or the discharge of the Parent's obligations under the indenture for the Notes in accordance with the terms of such indenture.

The following tables present the results of operations for the six months ended June 30, 2021 and the balance sheet at June 30, 2021 for the Parent and Guarantors.

(Expressed in thousands)	As of
June 30, 2021
Total Assets	$1,833,793
Due From Non-Guarantor Subsidiary	9,180
Total Liabilities	480,615
Due To Non-guarantor Subsidiary	729

For the Six Months Ended
June 30, 2021
Total Revenue	$4,088
Pre-Tax Loss	639
Net Loss	853

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On April 4, 2021, Moody's Corporation affirmed the Company's Corporate Family ‘B1’ rating and affirmed its 'B1' rating on the Unregistered Notes and its stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $7.0 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2021 ($2.0 million for the three months ended June 30, 2020) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention requirements.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At June 30, 2021, the Company had $79.6 million of bank call loans ($82.0 million at December 31, 2020). The average daily bank loan outstanding for the three and six months ended June 30, 2021 was $88.9 million and $69.7 million respectively ($60.7 million and $61.3 million for the three and six months ended June 30, 2020). The largest daily bank loans outstanding for the three and six months ended June 30, 2021 were both $148.1 million, ($233.9 million and $324.3 million for the three and six months ended June 30, 2020).

At June 30, 2021, securities loan balances totaled $267.5 million ($249.5 million at December 31, 2020 and $204.3 million at June 30, 2020). The average daily securities loan balance outstanding for the three and six months ended June 30, 2021 was $280.8 million and $271.7 million, respectively, ($221.4 million and $220.6 million for the three and six months ended June 30, 2020). The largest daily stock loan balances for the three and six months ended June 30, 2021 were both $314.0 million ($253.1 million and $291.9 million for the three and six months ended June 30, 2020).

We finance our government trading operations through the use of securities purchased under reverse repurchase agreements and repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, principally involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2021, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At June 30, 2021, the gross balances of reverse repurchase agreements and repurchase agreements were $141.9 million and $373.5 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2021 was $91.4 million and $356.8 million, respectively ($95.1 million and $205.0 million, respectively, for the three months ended June 30, 2020). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2021 was $327.6 million and $496.9 million, respectively ($474.4 million and $479.1 million, respectively, for the three months ended June 30, 2020).
At June 30, 2021, the gross leverage ratio was 3.6.
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $89.8 million as of June 30, 2021.
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

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2021	2020
Cash provided by (used in) operating activities	$20,140	$(15,913)
Cash used in investing activities	(5,431)	(3,161)
Cash used in financing activities	(10,335)	(9,239)
Net increase/(decrease) in cash and cash equivalents	$4,374	$(28,313)

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
During periods of high volatility, we have seen increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearinghouses such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. All such requirements have been and will be met in the ordinary course with available collateral.
OFF-BALANCE SHEET ARRANGEMENTS
Information concerning our off-balance sheet arrangements is included in note 8 to the condensed consolidated financial statements appearing in Item 1.

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of June 30, 2021:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$265,640	$41,742	$75,547	$56,802	$91,549
Purchase Commitments (3)	9,266	9,266	—	—	—
Committed Capital (4)	4,749	4,749	—	—	—
Senior Secured Notes (5)(6)	155,938	8,594	20,625	126,719	—
ARS Purchase Commitments (4)	443	443	—	—	—
Total	$436,036	$64,794	$96,172	$183,521	$91,549
(1)See note 4 to the condensed consolidated financial statements for additional information.
(2)Includes interest liability of $61.1 million.
(3)Includes open commitments to purchase shares from underwriting transactions.
(4)See note 8 to the condensed consolidated financial statements for additional information.
(5)See note 11 to the condensed consolidated financial statements for additional information.
(6)Includes interest payable of $30.9 million through maturity.

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
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto may limit revenue and most likely will involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience with the Reg BI Rules is gained.

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
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2021, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Pursuant to the terms of the Order and the AOD, the Company commenced and closed nineteen offers to purchase ARS from customer accounts when the Company's latest offer to purchase was fully accepted on September 24, 2020. As of June 30, 2021, the Company had purchased and holds (net of redemptions) $36.5 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.

Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. As of June 30, 2021, the Company has $443,000 of ARS to purchase from Eligible Investors related to the settlements with the Regulators.
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
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through June 30, 2021 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2020, for additional details of the agreements with the MSD and NYAG.
As of June 30, 2021, the Company has no remaining commitments to purchase ARS as a result of legal settlements.
In January 2015, a complaint in an action styled Sands Brothers Venture Capital II, LLC v. Park Avenue Bank et. Al. was filed in New York Supreme Court, New York County. Plaintiffs are four venture capital funds who in 2008 and 2009 collectively purchased five notes from a company known as O2HR LLC in amounts totaling $3,533,978. O2HR defaulted on the notes, and the plaintiffs are seeking damages sounding in fraudulent conveyance from a large number of parties, including Oppenheimer, in this and three other actions in New York, as well as other actions in Kentucky. The New York actions have been consolidated for purposes of pretrial discovery; it is an open question as to whether those cases will be consolidated for trial as well.

Plaintiffs do not allege that Oppenheimer itself received any of O2HR’s funds, only that Oppenheimer gave material assistance to others who diverted O2HR cash for less than fair value. Oppenheimer’s motion for summary judgment was denied on May 2, 2020; Oppenheimer has appealed that ruling and has also moved to reargue it, and that motion remains pending.

Item 1A. RISK FACTORS

During the six months ended June 30, 2021, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the second quarter of 2021, the Company issued 6,603 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of July 2021.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)