Form 10-Q
period 2021-09-30
OPPENHEIMER HOLDINGS INC
filed 2021-10-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 29, 2021 was 12,515,734 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2021	December 31, 2020 (1)
ASSETS
Cash and cash equivalents	$140,819	$35,424
Deposits with clearing organizations	85,095	83,343
Receivable from brokers, dealers and clearing organizations	242,514	203,494
Receivable from customers, net of allowance for credit losses of $3,440 ($410 in 2020)	1,273,445	1,110,835
Securities owned, including amounts pledged of $424,103 ($440,531 in 2020), at fair value	561,683	610,517
Notes receivable, net	55,098	46,161
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $92,036 ($90,958 in 2020)	29,300	27,762
Right-of-use lease assets, net of accumulated amortization of $69,850 ($50,336 in 2020)	154,940	153,502
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	178,517	272,876
Total assets	$2,891,400	$2,713,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Bank call loans	72,300	82,000
Payable to brokers, dealers and clearing organizations	324,052	259,911
Payable to customers	551,419	502,807
Securities sold under agreements to repurchase	343,925	342,438
Securities sold but not yet purchased, at fair value	84,145	126,171
Accrued compensation	317,020	298,263
Accounts payable and other liabilities	55,372	54,517
Lease liabilities	197,528	193,373
Senior secured notes, net of debt issuance costs of $988 ($1,154 in 2020)	124,012	123,846
Deferred tax liabilities, net of deferred tax assets of $49,119 ($44,104 in 2020)	46,673	44,909
Total liabilities	2,116,446	2,028,235
Commitments and contingencies (note 14)
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,515,734 and 12,381,778 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	39,331	39,200
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020	133	133
	39,464	39,333
Contributed capital	39,569	41,481
Retained earnings	692,537	601,406
Accumulated other comprehensive income	3,384	3,448
Total stockholders' equity	774,954	685,668
Total liabilities and stockholders' equity	$2,891,400	$2,713,903
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2021	2020	2021	2020
REVENUE
Commissions	$90,889	$92,241	$300,531	$297,126
Advisory fees	116,751	88,595	332,399	250,740
Investment banking	86,901	66,245	316,144	138,159
Bank deposit sweep income	3,909	4,619	11,629	30,567
Interest	9,340	7,540	26,915	24,650
Principal transactions, net	4,494	7,703	21,664	18,899
Other	3,058	9,316	19,635	15,618
Total revenue	315,342	276,259	1,028,917	775,759
EXPENSES
Compensation and related expenses	206,312	189,654	693,053	526,924
Communications and technology	19,718	19,474	59,497	60,689
Occupancy and equipment costs	14,964	15,199	45,371	46,611
Clearing and exchange fees	5,237	6,211	16,667	18,061
Interest	2,468	3,461	7,563	12,901
Other	29,249	20,542	74,077	55,368
Total expenses	277,948	254,541	896,228	720,554
Pre-tax income	37,394	21,718	132,689	55,205
Income taxes	11,144	6,079	36,622	14,099
Net income	$26,250	$15,639	$96,067	$41,106

Earnings per share
Basic	$2.07	$1.25	$7.59	$3.24
Diluted	$1.92	$1.19	$7.10	$3.12

Weighted average shares
Basic	12,690,386	12,553,802	12,653,310	12,696,143
Diluted	13,664,214	13,146,586	13,539,373	13,194,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2021	2020	2021	2020
Net income	$26,250	$15,639	$96,067	$41,106
Other comprehensive income (loss), net of tax
Currency translation adjustment	235	244	(64)	187
Comprehensive income	$26,485	$15,883	$96,003	$41,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except per share amounts)	2021	2020	2021	2020
Share capital
Balance at beginning of period	$43,329	$40,917	$39,333	$46,557
Issuance of Class A non-voting common stock	850	1,018	4,846	7,644
Repurchase of Class A non-voting common stock for cancellation	(4,715)	(1,962)	(4,715)	(14,228)
Balance at end of period	39,464	39,973	39,464	39,973
Contributed capital
Balance at beginning of period	37,836	39,140	41,481	47,406
Share-based expense	2,608	1,944	7,827	5,763
Vested employee share plan awards	(875)	(1,296)	(9,739)	(13,381)
Balance at end of period	39,569	39,788	39,569	39,788
Retained earnings
Balance at beginning of period	668,193	519,376	601,406	496,998
Net income	26,250	15,639	96,067	41,106
Dividends paid	(1,906)	(1,508)	(4,936)	(4,597)
Balance at end of period	692,537	533,507	692,537	533,507
Accumulated other comprehensive income
Balance at beginning of period	3,149	1,704	3,448	1,761
Currency translation adjustment	235	244	(64)	187
Balance at end of period	3,384	1,948	3,384	1,948
Total stockholders' equity	$774,954	$615,216	$774,954	$615,216

Dividends paid per share	$0.15	$0.12	$0.39	$0.36

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2021	2020 (1)
Cash flows from operating activities
Net income	$96,067	$41,106
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,975	6,169
Deferred income taxes	(2,575)	7,254
Amortization of notes receivable	9,786	8,736
Amortization of debt issuance costs	188	149
Write-off of debt issuance costs	—	341
Provision for credit losses	3,030	33
Share-based compensation	25,097	4,877
Amortization of right-of-use lease assets	19,514	18,747
Gain on repurchase of senior secured notes	—	(86)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(1,752)	(28,787)
Receivable from brokers, dealers and clearing organizations	(39,020)	(43,963)
Receivable from customers	(165,640)	(298,134)
Securities owned	48,834	153,039
Notes receivable	(18,723)	(9,789)
Other assets	92,294	19,627
Increase (decrease) in operating liabilities:
Drafts payable	—	18,251
Payable to brokers, dealers and clearing organizations	64,141	(154,026)
Payable to customers	48,612	46,011
Securities sold under agreements to repurchase	1,487	(34,438)
Securities sold but not yet purchased	(42,026)	121,878
Accrued compensation	1,487	(4,856)
Accounts payable and other liabilities	(11,588)	(20,522)
Cash provided by/(used in) operating activities	135,188	(148,383)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(7,513)	(3,708)
Proceeds from the settlement of Company-owned life insurance	2,001	—
Cash used in investing activities	(5,512)	(3,708)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,936)	(4,597)
Issuance of Class A non-voting common stock	58	34
Repurchase of Class A non-voting common stock for cancellation	(4,715)	(14,228)
Payments for employee taxes withheld related to vested share-based awards	(4,966)	(5,771)
Issuance of senior secured notes	—	125,000
Redemption of senior secured notes	—	(148,574)
Repurchase of senior secured notes	—	(1,426)
Debt issuance costs	(22)	(210)
Debt redemption costs	—	(2,507)
(Decrease)/increase in bank call loans, net	(9,700)	156,900
Cash (used in)/provided by financing activities	(24,281)	104,621
Net increase/(decrease) in cash and cash equivalents	105,395	(47,470)
Cash and cash equivalents, beginning of period	35,424	79,550
Cash and cash equivalents, end of period	$140,819	$32,080
Schedule of non-cash financing activities
Employee share plan issuance	$7,361	$11,940
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,502	$17,929
Cash paid during the period for income taxes, net	$52,950	$5,918
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the nine-month period ended September 30, 2021 are not necessarily indicative of the results to be expected for any future interim or annual period.

On January 30, 2020, the spread of the novel coronavirus ("COVID-19") was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic (the "COVID-19 Pandemic"). The COVID-19 Pandemic coupled with the current market volatility has created an economic environment that may have significant accounting and financial reporting implications. The disruption of businesses around the globe due to COVID-19 may be a "trigger event" for companies to reassess valuation and accounting estimates and assumptions such as, impairment of goodwill, valuation allowances of deferred tax assets, fair value of investments and collectability of receivables.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has reviewed the assumptions on which it values its goodwill, as well as valuation allowances on certain assets and the collectability of its receivables as of September 30, 2021, which did not result in any impairment or write-off.

3.    Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with a current expected credit loss ("CECL") methodology. The Company elected the modified retrospective method that did not result in a cumulative effect adjustment at the date of adoption.

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

As of September 30, 2021, the Company had $55.1 million of notes receivable ($46.2 million as of December 31, 2020). Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and nine months ended September 30, 2021 no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2021, the uncollected balance of defaulted notes was $6.4 million and the allowance for uncollectibles was $4.7 million. The allowance for uncollectibles consisted of $3.5 million related to defaulted notes balances (five years and older) and $1.2 million (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of origination as of September 30, 2021:

(Expressed in thousands)
As of September 30, 2021

2021	$980
2020	644
2019	444
2018	173
2017	662
2016 and prior	3,491
Total	$6,394

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended
September 30, 2021 and 2020:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2021	2020	2021	2020
Beginning balance	$4,701	$3,903	$4,234	$3,673
Additions and other adjustments	28	287	495	517
Ending balance	$4,729	$4,190	$4,729	$4,190

4.    Leases

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York that houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 92 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Munich, Germany, Tel Aviv, Israel and Hong Kong, China.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2021, the Company had right-of-use operating lease assets of $154.9 million (net of accumulated amortization of $69.8 million) which are comprised of real estate leases of $152.6 million (net of accumulated amortization of $64.7 million) and equipment leases of $2.3 million (net of accumulated amortization of $5.1 million). As of September 30, 2021, the Company had operating lease liabilities of $197.5 million which are comprised of real estate lease liabilities of $195.2 million and equipment lease liabilities of $2.3 million. As of September 30, 2021, the Company had not made any cash payments for amounts included in the measurement of operating lease liabilities or right-of-use assets obtained in exchange for operating lease obligations. The Company had no finance leases or embedded leases as of September 30, 2021.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of September 30, 2021 and December 31, 2020, respectively:

	As of
	September 30, 2021	December 31, 2020

Weighted average remaining lease term (in years)	7.54	7.84
Weighted average discount rate	6.90%	7.43%

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,053	$5,862	$18,171	$17,326
Real estate leases - Interest expense	3,523	3,720	10,726	11,475
Equipment leases - Right-of-use lease asset amortization	453	473	1,343	1,421
Equipment leases - Interest expense	34	48	110	153

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of September 30, 2021 and December 31, 2020 are as follows:

(Expressed in thousands)
	As of
	September 30, 2021	December 31, 2020
2021	$10,466	$40,981
2022	40,992	36,999
2023	38,073	33,984
2024	33,201	29,425
2025	27,580	23,872
After 2025	104,842	92,069
Total lease payments	$255,154	$257,330
Less interest	(57,626)	(63,957)
Present value of lease liabilities	$197,528	$193,373

As of September 30, 2021, the Company had $1.8 million of additional operating leases that have not yet commenced ($19.2 million as of December 31, 2020).
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
The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for those promised goods or services (i.e., the "transaction price"). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of its past experiences, the time period during which uncertainties are expected to be resolved and the amount of consideration that is susceptible to factors outside of the Company's influence, such as market volatility or the judgment and actions of third parties.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options and commodities transactions. The Company records a receivable on the trade date and receives a payment on the settlement date.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2021 and 2020:

(Expressed in thousands)	For the Three Months Ended September 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$42,214	$—	$39,535	$(2)	$81,747
Mutual fund income	9,134	—	2	6	9,142
Advisory fees	89,849	26,890	—	12	116,751
Investment banking - capital markets	5,599	—	29,488	—	35,087
Investment banking - advisory	—	—	51,814	—	51,814
Bank deposit sweep income	3,909	—	—	—	3,909
Other	2,765	—	196	10	2,971
Total revenue from contracts with customers	153,470	26,890	121,035	26	301,421
Other sources of revenue:
Interest	7,624	—	1,631	85	9,340
Principal transactions, net	(189)	—	5,804	(1,121)	4,494
Other	(41)	4	115	9	87
Total other sources of revenue	7,394	4	7,550	(1,027)	13,921
Total revenue	$160,864	$26,894	$128,585	$(1,001)	$315,342

(Expressed in thousands)	For the Three Months Ended September 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$40,742	$—	$43,389	$3	$84,134
Mutual fund income	8,097	—	2	8	8,107
Advisory fees	67,949	20,634	—	12	88,595
Investment banking - capital markets	3,962	—	31,577	—	35,539
Investment banking - advisory	—	—	30,706	—	30,706
Bank deposit sweep income	4,619	—	—	—	4,619
Other	5,720	—	32	9	5,761
Total revenue from contracts with customers	131,089	20,634	105,706	32	257,461
Other sources of revenue:
Interest	5,939	(5)	1,539	67	7,540
Principal transactions, net	1,223	—	6,357	123	7,703
Other	2,846	3	687	19	3,555
Total other sources of revenue	10,008	(2)	8,583	209	18,798
Total revenue	$141,097	$20,632	$114,289	$241	$276,259

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$135,122	$—	$137,742	$(1)	$272,863
Mutual fund income	27,575	—	6	87	27,668
Advisory fees	255,701	76,658	3	37	332,399
Investment banking - capital markets	19,879	—	157,765	—	177,644
Investment banking - advisory	250	—	138,250	—	138,500
Bank deposit sweep income	11,629	—	—	—	11,629
Other	10,359	—	957	43	11,359
Total revenue from contracts with customers	460,515	76,658	434,723	166	972,062
Other sources of revenue:
Interest	21,335	—	5,449	131	26,915
Principal transactions, net	1,987	—	19,636	41	21,664
Other	7,913	10	321	32	8,276
Total other sources of revenue	31,235	10	25,406	204	56,855
Total revenue	$491,750	$76,668	$460,129	$370	$1,028,917

(Expressed in thousands)	For the Nine Months Ended September 30, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$129,652	$—	$141,013	$22	$270,687
Mutual fund income	26,414	3	7	15	26,439
Advisory fees	193,297	57,411	2	30	250,740
Investment banking - capital markets	11,382	—	78,991	—	90,373
Investment banking - advisory	—	—	47,786	—	47,786
Bank deposit sweep income	30,567	—	—	—	30,567
Other	11,983	—	1,318	115	13,416
Total revenue from contracts with customers	403,295	57,414	269,117	182	730,008
Other sources of revenue:
Interest	18,753	—	5,390	507	24,650
Principal transactions, net	1,164	—	19,853	(2,118)	18,899
Other	1,128	9	741	324	2,202
Total other sources of revenue	21,045	9	25,984	(1,287)	45,751
Total revenue	$424,340	$57,423	$295,101	$(1,105)	$775,759

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

The Company had receivables related to revenue from contracts with customers of $28.9 million and $30.8 million at September 30, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2021.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $887,000 and $613,000 at September 30, 2021 and December 31, 2020, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2021	December 31, 2020
Contract assets (receivables):
Commission (1)	$2,941	$3,107
Mutual fund income (2)	6,253	5,989
Advisory fees (3)	1,911	1,590
Bank deposit sweep income (4)	563	687
Investment banking fees (5)	11,693	16,119
Other	5,544	3,324
Total contract assets	$28,905	$30,816
Deferred revenue (payables):
Investment banking fees (6)	$307	$613
IRA fees (7)	580	—
Total deferred revenue	$887	$613
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

6.    Earnings per share
Basic earnings per share are computed by dividing net income over the weighted average number of shares of Class A non-voting common stock ("Class A Stock") and Class B voting common stock ("Class B Stock") outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and options to purchase Class A Stock and unvested restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average number of shares outstanding	12,690,386	12,553,802	12,653,310	12,696,143
Net dilutive effect of share-based awards, treasury method (1)	973,828	592,784	886,063	498,291
Diluted weighted average number of shares outstanding	13,664,214	13,146,586	13,539,373	13,194,434

Net income	$26,250	$15,639	$96,067	$41,106

Earnings per share
Basic	$2.07	$1.25	$7.59	$3.24
Diluted	$1.92	$1.19	$7.10	$3.12
1.For the three and nine months ended September 30, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive. For the three and nine months ended September 30, 2020, the diluted net income per share computation did not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2021	December 31, 2020
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$119,616	$110,932
Receivables from brokers	34,143	30,133
Securities failed to deliver	52,402	17,840
Clearing organizations	32,914	28,955
Other	3,439	15,634
Total	$242,514	$203,494
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$286,180	$249,499
Payable to brokers	15,379	4,102
Securities failed to receive	22,493	6,218
Other	—	92
Total	$324,052	$259,911

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
U.S. Agency Obligations
U.S. agency securities consist of agency issued debt securities and mortgage pass-through securities. Non-callable agency issued debt securities are generally valued using quoted market prices. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of mortgage pass-through securities is model driven with respect to spreads of the comparable to-be-announced ("TBA") security.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD") and, together (the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company has completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of September 30, 2021, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of September 30, 2021, the Company owned $31.8 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
Valuation
The Company’s ARS owned referred to above have, for the most part, been subject to issuer tender offers. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. The fair value of ARS is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary.

As of September 30, 2021, the Company had a valuation adjustment totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2021:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$1,138	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,432	4,379	N/A	N/A
	$5,570	$4,379
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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of September 30, 2021, the fair value of the investment was $4.8 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$27,899	$—	$—	$27,899
Securities owned:
U.S. Treasury securities	402,698	—	—	402,698
U.S. Agency securities	—	7,849	—	7,849
Sovereign obligations	—	3,657	—	3,657
Corporate debt and other obligations	—	17,983	—	17,983
Mortgage and other asset-backed securities	—	2,609	—	2,609
Municipal obligations	—	28,393	—	28,393
Convertible bonds	—	17,152	—	17,152
Corporate equities	48,744	—	—	48,744
Money markets	794	—	—	794
Auction rate securities	—	—	31,804	31,804
Securities owned, at fair value	452,236	77,643	31,804	561,683
Investment (1)	—	4,771	—	4,771
Derivative contracts:
TBAs	—	526	—	526
Derivative contracts, total	—	526	—	526
Total	$480,135	$82,940	$31,804	$594,879
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$43,972	$—	$—	$43,972
U.S. Agency securities	—	4	—	4
Corporate debt and other obligations	—	10,286	—	10,286
Mortgage and other asset-backed securities	—	4	—	4
Convertible bonds	—	13,647	—	13,647
Corporate equities	16,232	—	—	16,232
Securities sold but not yet purchased, at fair value	60,204	23,941	—	84,145
Derivative contracts:
Futures	11	—	—	11
TBAs	—	520	—	520
Derivative contracts, total	11	520	—	531
Total	$60,215	$24,461	$—	$84,676
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2021 and 2020:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2021
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,422	$(68)	$450	$—	$—	$31,804
Liabilities
ARS Purchase Commitments (2)	66	—	—	(66)	—	—
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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$29,566	$(165)	$1,300	$—	$—	$30,701
Liabilities
ARS Purchase Commitments (2)	332	140	—	—	—	192
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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2021
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses(3)(4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$30,701	$(197)	$2,325	$(1,025)	$—	$31,804
Liabilities
ARS Purchase Commitments (2)	195	(1)	—	(196)	—	—
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2020
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gains (Losses)(4)(5)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)(2)	$—	$(165)	$1,300	$—	$29,566	$30,701
Liabilities
ARS Purchase Commitments (1)(3)	—	140	—	—	332	192
(1) Transferred to Level 3 of the fair value hierarchy due to the illiquid nature of the securities as result of the length of time since the last tender offer.
(2) Represents auction rate securities that failed in the auction rate market.
(3) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(4) Included in principal transactions in the condensed consolidated income statement.
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

Assets and liabilities not measured at fair value as of September 30, 2021:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$140,819	$140,819	$—	$—	$140,819
Deposits with clearing organization	57,196	57,196	—	—	57,196
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	119,616	—	119,616	—	119,616
Receivables from brokers	34,143	—	34,143	—	34,143
Securities failed to deliver	52,402	—	52,402	—	52,402
Clearing organizations	32,914	—	32,914	—	32,914
Other	3,444	—	3,444	—	3,444
	242,519	—	242,519	—	242,519
Receivable from customers	1,273,445	—	1,273,445	—	1,273,445
Notes receivable, net	55,098	—	55,098	—	55,098
Investments (1)	93,175	—	93,175	—	93,175
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$72,300	$—	$72,300	$—	$72,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	286,180	—	286,180	—	286,180
Payable to brokers	15,379	—	15,379	—	15,379
Securities failed to receive	22,493	—	22,493	—	22,493
	324,052	—	324,052	—	324,052
Payables to customers	551,419	—	551,419	—	551,419
Securities sold under agreements to repurchase	343,925	—	343,925	—	343,925
Senior secured notes	125,000	—	131,263	—	131,263

Assets and liabilities not measured at fair value as of December 31, 2020:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$35,424	$35,424	$—	$—	$35,424
Deposits with clearing organization	59,352	59,352	—	—	59,352
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	110,932	—	110,932	—	110,932
Receivables from brokers	30,133	—	30,133	—	30,133
Securities failed to deliver	17,840	—	17,840	—	17,840
Clearing organizations	28,955	—	28,955	—	28,955
Other	15,622	—	15,622	—	15,622
	203,482	—	203,482	—	203,482
Receivable from customers	1,110,835	—	1,110,835	—	1,110,835
Notes receivable, net	46,161	—	46,161	—	46,161
Investments (1)	85,552	—	85,552	—	85,552
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$82,000	$—	$82,000	$—	$82,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	249,499	—	249,499	—	249,499
Payable to brokers	4,102	—	4,102	—	4,102
Securities failed to receive	6,218	—	6,218	—	6,218
Other	70	—	70	—	70
	259,889	—	259,889	—	259,889
Payables to customers	502,807	—	502,807	—	502,807
Securities sold under agreements to repurchase	342,438	—	342,438	—	342,438
Senior secured notes	125,000	—	127,033	—	127,033

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of September 30, 2021 and December 31, 2020 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2021
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$24,100	$526
		$24,100	$526
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$2,585,000	$10
Other contracts	TBAs	24,100	520
		$2,609,100	$530
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and nine months ended September 30, 2021 and 2020:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(13)
Other contracts	TBAs	Principal transactions revenue	(15)
	Purchase commitments	Principal transactions revenue	(497)
			$(525)

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
			$175

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$482
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
	TBAs	Principal transactions revenue	146
	Purchase commitments	Principal transactions revenue	(987)
	ARS purchase commitments	Principal transactions revenue	(1)
			$(368)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2021, the outstanding balance of bank call loans was $72.3 million ($82.0 million as of December 31, 2020). Such loans with commercial banks were collateralized by the Firm's securities and customer securities with market values of approximately $43.4 million and $44.4 million, respectively.
As of September 30, 2021, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $235.3 million under securities loan agreements.
As of September 30, 2021, the Company had pledged $324.6 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2021, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2021:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$440,734
Securities loaned:
Equity securities	286,180
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$726,914

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2021 and December 31, 2020:

As of September 30, 2021
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$96,809	$(96,809)	$—	$—	$—	$—
Securities borrowed (1)	119,616	—	119,616	(119,020)	—	596
Total	$216,425	$(96,809)	$119,616	$(119,020)	$—	$596
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$440,734	$(96,809)	$343,925	$(343,413)	$—	$512
Securities loaned (2)	286,180	—	286,180	(273,703)	—	12,477
Total	$726,914	$(96,809)	$630,105	$(617,116)	$—	$12,989
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2020
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$88,349	$(88,349)	$—	$—	$—	$—
Securities borrowed (1)	110,932	—	110,932	(109,922)	—	1,010
Total	$199,281	$(88,349)	$110,932	$(109,922)	$—	$1,010
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$430,787	$(88,349)	$342,438	$(340,632)	$—	$1,806
Securities loaned (2)	249,499	—	249,499	(242,318)	—	7,181
Total	$680,286	$(88,349)	$591,937	$(582,950)	$—	$8,987
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of September 30, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2021, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $116.0 million ($108.0 million as of December 31, 2020) and $440.1 million ($88.3 million as of December 31, 2020), respectively, of which the Company has sold and re-pledged approximately $40.0 million ($36.2 million as of December 31, 2020) under securities loaned transactions and $440.1 million under repurchase agreements ($88.3 million as of December 31, 2020).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $424.1 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2021 ($440.5 million as of December 31, 2020).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2021 were receivables from three major U.S. broker-dealers totaling approximately $67.7 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2021 were with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2021, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In addition, the Company serves as general partner of the sponsors of two Special Purpose Acquisition Companies ("SPAC”), that are seeking to effect a transaction which could be in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The sponsors are consolidated VIEs as the Company is the primary beneficiary. As of September 30, 2021, the sponsors have $2.9 million in assets ($1.4 million as of December 31, 2020) and $22,000 in liabilities ($0 in liabilities as of December 31, 2020), which are included in the condensed consolidated financial statements.
The following tables set forth the total VIE assets, the carrying value of the subsidiaries' variable interests, and the Company's maximum exposure to loss in Company-sponsored non-consolidated VIEs in which the Company holds variable interests and other non-consolidated VIEs in which the Company holds variable interests as of September 30, 2021 and December 31, 2020:

(Expressed in thousands)
	As of September 30, 2021
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$545,896	$—	$—	$—	$—
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

(Expressed in thousands)
	As of December 31, 2020
	Total VIE Assets (1)	Carrying Value of the Company's Variable Interest		Capital Commitments	Maximum Exposure to Loss in Non-consolidated VIEs
		Assets	Liabilities
Hedge funds	$643,251	$—	$—	$—	$—
(1) Represents the total assets of the VIEs and does not represent the Company's interests in the VIEs.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2021	December 31, 2020
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Costs		(988)	(1,154)
		$124,012	$123,846
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
On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of Notes with identical terms, except that such new notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not receive any proceeds in the exchange offer. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year.
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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of September 30, 2021, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and nine months ended September 30, 2021 was $1.7 million and $5.2 million, respectively.
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

Interest expense for the three and nine months ended September 30, 2020 on the Old Notes was $2.4 million and $7.4 million, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

12. Income taxes

The effective income tax rate for the three months ended September 30, 2021 was 29.8% compared with 28.0% for the prior year period, due to favorable permanent items during the three months ended September 30, 2020.

The effective income tax rate for the nine months ended September 30, 2021 was 27.6% compared with 25.5% for the nine months ended September 30, 2020, due to unfavorable permanent items partially offset by windfalls associated with exercises of restricted stock during the nine months ended September 30, 2021.

13.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Class A Stock outstanding, beginning of period	12,592,646	12,445,479	12,381,778	12,698,703
Issued pursuant to share-based compensation plans	31,582	43,238	242,450	390,562
Repurchased and canceled pursuant to the stock buy-back	(108,494)	(84,290)	(108,494)	(684,838)
Class A Stock outstanding, end of period	12,515,734	12,404,427	12,515,734	12,404,427

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

During both the three and nine months ended September 30, 2021, the Company purchased and canceled an aggregate of 108,494 shares of Class A Stock for a total consideration of $4.7 million ($43.46 per share) under this program. During the three months ended September 30, 2020, the Company purchased and canceled an aggregate of 84,290 shares of Class A Stock for a total consideration of $2.0 million ($23.28 per share) under this program. During the nine months ended September 30, 2020, the Company purchased and canceled an aggregate of 684,838 shares of Class A Stock for a total consideration of $14.2 million ($20.78 per share) under this program. As of September 30, 2021, 292,519 shares remained available to be purchased under the share repurchase program.

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

14.    Contingencies
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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $7.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2021, the net capital of Oppenheimer as calculated under the Rule was $372.6 million or 27.64% of Oppenheimer's aggregate debit items. This was $345.6 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2021, Freedom had net capital of $4.6 million, which was $4.5 million in excess of the $100,000 required to be maintained at that date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2021, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 16.89% (required 4.5%);
•Tier 1 Capital ratio 16.89% (required 6.0%); and
•Total Capital ratio 22.53% (required 8.0%).

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRD IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of €730,000. As of September 30, 2021, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.

As of September 30, 2021, the regulatory capital of Oppenheimer Investments Asia Limited was $3.7 million, which was $3.3 million in excess of the $385,295 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2021, Oppenheimer Investment Asia Limited is in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and nine months ended September 30, 2021 and 2020. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Private client (1)	$160,864	$141,097	$491,750	$424,340
Asset management (1)	26,894	20,632	76,668	57,423
Capital markets	128,585	114,289	460,129	295,101
Corporate/Other	(1,001)	241	370	(1,105)
Total	$315,342	$276,259	$1,028,917	$775,759
Pre-Tax Income (Loss)
Private client (1)	$37,426	$25,764	$83,362	$83,482
Asset management (1)	9,412	6,426	25,603	14,714
Capital markets	17,888	19,369	107,252	41,548
Corporate/Other	(27,332)	(29,841)	(83,528)	(84,539)
Total	$37,394	$21,718	$132,689	$55,205
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client
segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2021 and 2020 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$304,726	$265,606	$987,918	$735,504
Europe/Middle East	9,051	9,152	36,962	35,276
Asia	1,565	1,501	4,037	4,979
Total	$315,342	$276,259	$1,028,917	$775,759

17.    Subsequent events
On October 29, 2021, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on November 26, 2021 to holders of Class A Stock and Class B Stock of record on November 12, 2021.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2021, we provided our services from 92 offices in 24 states located throughout the United States and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of September 30, 2021 totaled $117.8 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At September 30, 2021, client assets under management ("AUM") totaled $43.6 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At September 30, 2021, the Company employed 2,917 employees (2,878 full-time and 39 part-time), of whom 1,003 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses where we can employ individual experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices as well as new industry exposure where we believe we can be successful.
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
The Company is also reviewing its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time on the basis of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.

Impact of Interest Rates

The Federal Reserve has reduced short-term interest rates, largely due to the impact of the COVID-19 Pandemic and its out-sized negative impact on the economy, resulting in a decrease in fees the Company earned from FDIC-insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposit rates paid to clients, and/or a significant decline in our clients’ cash balances have a negative impact on our earnings. The Federal Reserve reduced its benchmark rate significantly during two separate unscheduled meetings in March 2020. Low interest rates have continued to negatively impact our earnings in an otherwise favorable environment. The Federal Reserve has announced its intention to begin to taper its purchase of U.S. Treasuries and mortgage-backed securities in the near future which could lead to increased interest rates as early as the second half of 2022.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators. We have adopted enhanced cleaning practices and other health protocols in our offices and taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions was reliant on the continued ability to have the vast majority of employees work remotely. Due to the widespread distribution and inoculation of the U.S. population with vaccines that have proven to be safe and effective, the Company implemented a re-entry plan for our fully vaccinated employees at our corporate headquarters in New York City on October 4, 2021. For employees outside of our corporate headquarters, the Company will be implementing a re-entry plan for other locations in the U.S. that will be in accordance with applicable state and local regulations. Vaccinated employees have begun re-engaging with clients and traveling for business purposes.

EXECUTIVE SUMMARY

The results for the quarter reflect the significant impact of our investment in the Capital Markets franchise over the past several years. Robust demand for investment banking services continues to propel revenue and earnings in the Capital Markets business. These results, coupled with the continued steady performance of our Wealth Management business, led to the Firm's best first nine months in its history for revenue, net income and earnings per share. Wealth management continued to deliver solid results driven by near record AUM and strong net investor flows, despite being negatively impacted by lower interest rates, while a significant increase in M&A advisory and placement fees in Capital Markets topped off a very successful quarter. Concerns around inflation, higher oil prices, the Federal Reserve's tapering of bond buying, and congressional uncertainty weighed on equity markets during the period. These concerns drove up the yield on the 10-Year Treasury to 1.52% as the period of ultra-low interest rates may be coming to an end.

RESULTS OF OPERATIONS
The Company reported net income of $26.3 million or $2.07 basic earnings per share for the third quarter of 2021, an increase of 67.8%, compared with net income of $15.6 million or $1.25 basic earnings per share for the third quarter of 2020. Revenue for the third quarter of 2021 was $315.3 million, an increase of 14.1% compared to revenue of $276.3 million for the third quarter of 2020.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2021	3Q-2020	Change	% Change
Revenue	$315,342	$276,259	$39,083	14.1
Compensation expense	$206,312	$189,654	$16,658	8.8
Non-compensation expense	$71,636	$64,887	$6,749	10.4
Pre-Tax Income	$37,394	$21,718	$15,676	72.2
Income Taxes	$11,144	$6,079	$5,065	83.3
Net Income	$26,250	$15,639	$10,611	67.8

Earnings per share (basic)	$2.07	$1.25	$0.82	65.6
Earnings per share (diluted)	$1.92	$1.19	$0.73	61.3

Book Value Per Share	$61.43	$49.20	$12.23	24.9
Tangible Book Value Per Share	$47.95	$35.61	$12.34	34.7

CAUA ($ billions)	$117.8	$94.3	$23.5	24.9
AUM ($ billions)	$43.6	$34.5	$9.1	26.4
    Highlights
•Record revenue, net income, and earnings per share for the first nine months of the year.
•Record third quarter gross revenue was driven by investment banking revenue and advisory fees from near record high assets under management.
•Record revenue in Capital Markets segment for the third quarter was driven by strong M&A advisory and placement fees in investment banking.
•Client assets under administration at record level while client assets under management near record level at September 30, 2021.
•Shareholders' Equity reached a record high of $775.0 million at September 30, 2021.
•Book value and tangible book value per share reached record levels at September 30, 2021.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and nine months ended September 30, 2021 and 2020:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Revenue
Private Client	$160,864	$141,097	14.0	$491,750	$424,340	15.9
Asset Management	26,894	20,632	30.4	76,668	57,423	33.5
Capital Markets	128,585	114,289	12.5	460,129	295,101	55.9
Corporate/Other	(1,001)	241	*	370	(1,105)	*
Total	$315,342	$276,259	14.1	$1,028,917	$775,759	32.6

Pre-Tax Income (Loss)
Private Client	$37,426	$25,764	45.3	$83,362	$83,482	(0.1)
Asset Management	9,412	6,426	46.5	25,603	14,714	74.0
Capital Markets	17,888	19,369	(7.6)	107,252	41,548	158.1
Corporate/Other	(27,332)	(29,841)	(8.4)	(83,528)	(84,539)	(1.2)
Total	$37,394	$21,718	72.2	$132,689	$55,205	140.4
* Percentage not meaningful

Private Client
Private Client reported revenue for the current quarter of $160.9 million, 14.0% higher than the previous year. Pre-tax income of $37.4 million in the current quarter resulted in a pre-tax profit margin of 23.3%.

('000s, except Financial advisor headcount or otherwise indicated)
	3Q-2021	3Q-2020	Change	% Change
Revenue	$160,864	$141,097	$19,767	14.0
Retail commissions	$51,348	$48,839	$2,509	5.1
Advisory fee revenue	$89,849	$67,949	$21,900	32.2
Bank deposit sweep income	$3,909	$4,618	$(709)	(15.4)
Interest	$7,624	$5,940	$1,684	28.4
Other	$8,134	$13,751	$(5,617)	(40.8)

Total Expenses	$123,438	$115,333	$8,105	7.0
Compensation	$97,522	$89,562	$7,960	8.9
Non-compensation	$25,916	$25,771	$145	0.6

Client Asset Under Administration (billions)	$117.8	$94.3	$23.5	24.9
Cash Sweep Balances (billions)	$7.7	$6.6	$1.1	26.0
Financial Advisor Headcount	1,003	1,010	(7)	(0.7)
•Retail commissions increased 5.1% from a year ago amidst continued elevated client trading activity.
•Advisory fees increased 32.2% due to higher assets under management during the billing period for the third quarter of 2021 compared with that of the third quarter of 2020.
•Bank deposit sweep income decreased $0.7 million or 15.4% from a year ago due to lower short-term interest rates partially offset by higher average cash sweep balances which are at record levels.
•Interest revenue increased 28.4% from a year ago due to higher average margin balances partially offset by lower short-term interest rates.

•Other revenue decreased 40.8% primarily due to decreases in the cash surrender value of Company-owned life insurance policies during the current quarter compared to a year ago.
•Compensation expenses increased 8.9% from a year ago primarily due to increased production-related compensation costs partially offset by lower share-based and deferred compensation costs.
•Non-compensation expenses increased 0.6% from a year ago.
Asset Management
Asset Management reported revenue for the current quarter of $26.9 million, 30.4% higher compared with a year ago. Pre-tax income was $9.4 million, an increase of 46.5% compared with the prior year.

('000s unless otherwise indicated)	3Q-2021	3Q-2020	Change	% Change
Revenue	$26,894	$20,632	$6,262	30.4
Advisory fee revenue	$26,890	$20,632	$6,258	30.3
Other	$4	$—	$4	100.0

Total Expenses	$17,482	$14,206	$3,276	23.1
Compensation	$6,120	$5,997	$123	2.1
Non-compensation	$11,362	$8,209	$3,153	38.4

AUM (billions)	$43.6	$34.5	$9.1	26.4
•Advisory fee revenue increased 30.3% due to higher assets under management during the billing period for the third quarter of 2021 compared with that of the third quarter of 2020.
•AUM was $43.6 billion at September 30, 2021, which is the basis for advisory fee billings for October 2021.
•The increase in AUM was comprised of higher asset values of $7.7 billion on existing client holdings and a net contribution of assets of $1.4 billion.
•Compensation expenses were up 2.1% from a year ago which was primarily due to increases in incentive compensation.
•Non-compensation expenses were up 38.4% when compared to the prior period due to higher portfolio management costs in line with the increase in AUM.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2021:

(Expressed in millions)
	For the Three Months Ended September 30, 2021
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions/Profit Distribution
Traditional (1)	$36,162	$1,640	$(1,754)	$67	$36,115
Institutional Fixed Income (2)	822	25	(6)	46	887
Alternative Investments:
Hedge funds (3)	5,131	74	(76)	(242)	4,887
Private Equity Funds (4)	1,176	88	(1)	77	1,340
Portfolio Enhancement Program (5)	381	—	(3)	—	378
	$43,672	$1,827	$(1,840)	$(52)	$43,607
(1)Traditional investments include third party advisory programs, Oppenheimer financial adviser managed advisory programs and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
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

Capital Markets
Capital Markets reported revenue for the current quarter of $128.6 million, 12.5% higher when compared with the prior year. Pre-Tax income was $17.9 million compared with pre-tax income of $19.4 million a year ago.

('000s)	3Q-2021	3Q-2020	Change	% Change
Revenues	$128,585	$114,289	$14,296	12.5

Investment Banking	$82,012	$62,890	$19,122	30.4
Advisory fees	$51,815	$30,706	$21,109	68.7
Equities underwriting	$26,348	$27,969	$(1,621)	(5.8)
Fixed income underwriting	$3,140	$3,608	$(468)	(13.0)
Other	$709	$607	$102	16.8

Sales and Trading	$46,262	$50,679	$(4,417)	(8.7)
Equities	$30,861	$30,497	$364	1.2
Fixed Income	$15,401	$20,182	$(4,781)	(23.7)

Other	$311	$720	$(409)	(56.8)

Total Expenses	$110,697	$94,920	$15,777	16.6
Compensation	$81,690	$71,328	$10,362	14.5
Non-compensation	$29,007	$23,592	$5,415	23.0

•Advisory fees earned from investment banking activities increased 68.7% compared with a year ago driven by higher M&A advisory and placement fees.
•Equity underwriting fees decreased 5.8% compared with a year ago as underwriting activity tapered off in August and September 2021.
•Fixed income underwriting fees decreased 13.0% compared with a year ago primarily driven by lower fees from public finance transactions during the current period.
•Equities sales and trading revenue increased 1.2% compared with a year ago due to increased trading activity by our institutional clients.
•Fixed Income sales and trading decreased 23.7% compared with a year ago primarily driven by lower income from municipal commissions and trading during the current period.
•Compensation expenses increased 14.5% compared with a year ago primarily due to increased salary and incentive compensation partially offset by lower production-related compensation.
•Non-compensation expenses were 23.0% higher than a year ago due to increased underwriting expenses related to high transaction volumes and higher costs associated with business travel and entertainment and conferences.

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
During the three months ended September 30, 2021, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2021, total assets increased by 6.5% from December 31, 2020. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2021, the Company had bank call loans of $72.3 million compared to $82.0 million at December 31, 2020. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.3 million and $385,295, respectively, at September 30, 2021. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.6 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has begun assessing the impact that the new administration’s proposed increased corporate tax proposals will have on its operations, cash flows and financial condition.
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

The following tables present the results of operations for the nine months ended September 30, 2021 and the balance sheet at September 30, 2021 for the Parent and Guarantors.

(Expressed in thousands)	As of
September 30, 2021
Total Assets	$1,879,141
Due From Non-Guarantor Subsidiary	13,485
Total Liabilities	480,055
Due To Non-guarantor Subsidiary	39

For the Nine Months Ended
September 30, 2021
Total Revenue	$6,136
Pre-Tax Loss	854
Net Loss	974

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We advanced $6.2 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2021 ($3.8 million for the three months ended September 30, 2020) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention requirements.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At September 30, 2021, the Company had $72.3 million of bank call loans ($82.0 million at December 31, 2020). The average daily bank loan outstanding for the three and nine months ended September 30, 2021 was $76.0 million and $80.1 million respectively ($97.5 million and $73.4 million for the three and nine months ended September 30, 2020). The largest daily bank loans outstanding for the three and nine months ended September 30, 2021 were both $227.7 million, ($235.1 million and $324.3 million for the three and nine months ended September 30, 2020).

At September 30, 2021, securities loan balances totaled $286.2 million ($249.5 million at December 31, 2020 and $292.0 million at September 30, 2020). The average daily securities loan balance outstanding for the three and nine months ended September 30, 2021 was $296.9 million and $280.3 million, respectively, ($281.8 million and $241.3 million for the three and nine months ended September 30, 2020). The largest daily stock loan balances for the three and nine months ended September 30, 2021 were both $320.6 million ($316.9 million for both the three and nine months ended September 30, 2020).

We finance our government trading operations through the use of securities purchased under reverse repurchase agreements and repurchase agreements. Except as described below, repurchase and reverse repurchase agreements, primarily involving government and agency securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2021, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At September 30, 2021, the gross balances of reverse repurchase agreements and repurchase agreements were $96.8 million and $440.7 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2021 was $134.9 million and $289.9 million, respectively ($185.4 million and $393.1 million, respectively, for the three months ended September 30, 2020). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2021 was $423.9 million and $441.1 million, respectively ($521.9 million and $803.0 million, respectively, for the three months ended September 30, 2020).
At September 30, 2021, the gross leverage ratio was 3.7.
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $89.5 million as of September 30, 2021.

We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Recently we have begun conducting stress reviews that are based on the potential that the U.S. Government could fail to increase the debt limit thereby creating a default in payment of either principal or interest on U.S. government obligations. Our reviews have resulted in plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2021	2020
Cash provided by (used in) operating activities	$135,188	$(148,383)
Cash used in investing activities	(5,512)	(3,708)
Cash (used in) provided by financing activities	(24,281)	104,621
Net increase (decrease) in cash and cash equivalents	$105,395	$(47,470)

Management believes that funds from operations, combined with our capital base and available credit facilities, are sufficient for our liquidity needs for the foreseeable future. Under some circumstances, banks including those on whom we rely may back away from providing funding to the securities industry. Such a development might impact our ability to finance our day-to-day activities or increase the costs to acquire funding. We may or may not be able to pass such increased funding costs on to our clients.
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
U.S. Debt Limit
On October 14, 2021, President Biden signed legislation temporarily raising the U.S. government’s borrowing limit pushing the deadline for a potential debt default to December 2021. The Company has assessed the risks associated with a potential default by the U.S. government from a market, credit, and liquidity standpoint and believes that the direct impact on a short-term basis would likely not have a significant effect on our operations, liquidity, or financial condition based on our exposure to U.S. Treasury securities. The consensus in the marketplace indicates that the probability of a default is relatively low, however, there are heightened concerns given the current political environment. The U.S. Treasury markets appear to have priced in a small discount for a default on U.S. government bonds maturing in December 2021. In the event that a default were to occur, it would likely lead to considerable volatility, widening spreads, less observable pricing, and illiquidity that would most likely vary with the duration of the default. A default that is relatively short lived would not be expected to have a significant impact on the Company, while a longer period of default could cause massive disruption in the economy and global markets and thus could have a significant negative impact the Company’s operations, liquidity, and financial condition.
OFF-BALANCE SHEET ARRANGEMENTS
Information concerning our off-balance sheet arrangements is included in note 8 to the condensed consolidated financial statements appearing in Item 1.

CONTRACTUAL OBLIGATIONS
The following table sets forth the Company's contractual obligations as of September 30, 2021:

(Expressed in thousands)
		Less than 1 Year			More than 5 Years
	Total		1-3 Years	3-5 Years
Operating Lease Obligations (1)(2)	$256,933	$41,781	$74,367	$55,698	$85,087
Committed Capital (3)	4,379	4,379	—	—	—
Senior Secured Notes (4)(5)	152,500	6,875	13,750	131,875	—
Total	$413,812	$53,035	$88,117	$187,573	$85,087
(1)See note 4 to the condensed consolidated financial statements for additional information.
(2)Includes interest liability of $57.6 million.
(3)See note 8 to the condensed consolidated financial statements for additional information.
(4)See note 11 to the condensed consolidated financial statements for additional information.
(5)Includes interest payable of $27.5 million through maturity.

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
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices and limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto may limit revenue and most likely will involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience with the Reg BI Rules is gained. Regulators have commenced reviews of the industry’s compliance with the requirements of Reg BI, including that of the Company.

Regulatory Environment
The recent failure of a family office through the use of excessive leverage provided by various broker-dealers and the resultant financial losses to some of those credit providers is likely to lead to greater regulatory surveillance over financial swaps as well as over the activities of “family offices” that were previously unregulated. The Company does not originate swaps or trade swaps for its clients and thus would not anticipate any such regulations impacting the Company’s present lines of business.
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for additional information.

Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Other Regulatory Matters
Oppenheimer has been responding to information requests from the SEC’s Division of Enforcement relating to a former Oppenheimer financial advisor and his relationship with registered investment adviser Southport Capital and its affiliates.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xviv) risks related to the severity and duration of the COVID-19 Pandemic; the COVID-19 Pandemic’s impact on the U.S. and global economies; and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2021, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $7.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.
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

Pursuant to the terms of the Order and the AOD, the Company commenced and closed twenty offers to purchase ARS from customer accounts when the Company's latest offer to purchase was accepted and implemented on September 27, 2021. As of September 30, 2021, the Company had purchased and holds (net of redemptions) $37.0 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.

Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. As of September 30, 2021, the Company has no remaining commitments to purchase ARS related to the settlements with the Regulators.
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
If Oppenheimer fails to comply with any of the terms set forth in the Order, the MSD may institute an action to have the Order declared null and void and reinstitute the previously pending administrative proceedings. If Oppenheimer defaults on any obligation under the AOD, the NYAG may terminate the AOD, at her sole discretion, upon 10 days written notice to Oppenheimer.
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
As of September 30, 2021, the Company has no remaining commitments to purchase ARS as a result of legal settlements.
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

Plaintiffs do not allege that Oppenheimer itself received any of O2HR’s funds, only that Oppenheimer gave material assistance to others who diverted O2HR cash for less than fair value. Oppenheimer’s motion for summary judgment was denied on May 2, 2020; Oppenheimer has appealed that ruling and that motion remains pending. The Company intends to vigorously defend itself against the claims made in this action.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon, rather that Oppenheimer’s failure to properly supervise its employees allowed the alleged scheme to occur and continue. Oppenheimer intends to vigorously defend itself against the claims made in this action.

Item 1A. RISK FACTORS

During the nine months ended September 30, 2021, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the third quarter of 2021, the Company issued 31,582 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Jeffrey J. Alfano

32	Certification of Albert G. Lowenthal and Jeffrey J. Alfano

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of October 2021.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(Principal Financial and Accounting Officer)