Form 10-K
period 2021-12-31
OPPENHEIMER HOLDINGS INC
filed 2022-02-28
CIK 791963

As filed with the U.S. Securities and Exchange Commission on February 28, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2021 was $640.2 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2021 of $50.84.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2022 was 12,322,073 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 996 financial advisors in 92 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2021, the Company held client assets under administration of $122.1 billion. Oppenheimer provides the following private client services:
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
At December 31, 2021, the Company had $46.2 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed monthly in advance, and are calculated based on all fee-based AUM balances at the end of the prior month. OAM also receives income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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
Discretionary Advisory Accounts - Oppenheimer offers three discretionary portfolio management programs. Through its Omega, Alpha and Fahnestock Asset Management programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer advisors.
Non-Discretionary Advisory Accounts - Under Oppenheimer's Preference Program, Oppenheimer provides fee-based non-discretionary investment advisory services and consultation to clients.
Alternative Investments - The Company offers high net worth and institutional investors the opportunity to participate in a wide range of non-traditional investment strategies. Strategies include single manager hedge funds, fund of funds, diversified private equity funds and single investment late stage private equity funds. For proprietary funds, the Company, through its subsidiaries, acts as a general partner.
Portfolio Enhancement Program - The Company offers qualified option investors the opportunity to participate in the Portfolio Enhancement Program which sells uncovered, out-of-the-money puts and calls on the S&P 500 Index. The program is funded and supported through Special Memorandum Account ("SMA") releases from the collateral in an account owned by the investor.
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

Private Market Opportunities - Through a collaborative effort among the Firm’s global business units, the Private Market Opportunities platform focuses on sourcing private investments across various sectors. The transactions cover the full spectrum of private investments, including early stage, late stage, direct, co-investments, funds and secondary market transactions in debt, equity and hybrid securities.

CAPITAL MARKETS
Investment Banking
Oppenheimer employs more than 150 investment banking professionals in the United States, the United Kingdom, Germany and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the consumer & retail, energy, financial institutions, healthcare, rental services, technology, education, and transportation and logistics sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions, Fund Placements and Advisory as well as Equities and Fixed Income platforms, to provide their clients with tailored advice and complete access to capital markets.

Financial Advisory — Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, spin-offs, joint ventures, restructurings and liability management. Oppenheimer provides dedicated senior bankers to clients focusing throughout the financial advisory process, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships and capital markets capabilities.

Equities Capital Markets — Oppenheimer provides a full spectrum of capital raising solutions for corporate clients through initial public offerings, follow-on offerings, confidentially marketed public offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, equity-linked offerings and special purpose acquisition companies ("SPACs"). Oppenheimer is a leading underwriter of mid- and small-cap equity offerings and SPACs, where it may act as a Lead Book runner, Joint Book runner or Co-Manager as the case may be.

Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for emerging growth and middle market companies and financial sponsors. Oppenheimer focuses on structuring and distributing public and private debt through financing transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also both leads and participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on and acts as underwriter or placement agent on bond financings for both sovereign and corporate emerging market issuers.

Fund Placement — Oppenheimer’s Fund Placement and Advisory Group provides alternative investment firms with a broad and deep portfolio of value-added services that complements the resources, relationships and thought leadership of the global Oppenheimer platform. Services include bespoke strategic and tactical advisory as well as primary fundraises, co-investments and direct transactions. This new group was formed to provide powerful growth opportunities for many of our clients and is an important step towards strengthening Oppenheimer’s private capital markets business.

Debt Advisory & Restructuring – Oppenheimer offers creative solutions to leveraged corporate issuers, financial sponsors, and credit investors. We evaluate a full range of strategic alternatives, identify the appropriate structure and source of funds to provide our clients the ability to pursue an optimal and value maximizing outcome. We offer comprehensive services to meet our client needs in balance sheet restructurings and liability management, mergers and acquisitions, and strategic capital solutions.

Equities Division
Oppenheimer employs 38 senior research analysts covering almost 700 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S., and in the UK (London), Switzerland (Geneva), and in Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans, that are attracted by the research product, insights and market intelligence provided by our sales and trading staff as well as by the quality of our execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.
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
Equity Research — Oppenheimer provides regular research reports, notes and earnings updates and also sponsors research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer arranges for company managements to meet with interested investors through arranged meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and with investors. Oppenheimer's analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover in order to produce reports and studies on individual companies and industry developments. Due to the global COVID-19 pandemic, to ensure the health and safety of staff members, clients and vendors, during the period from approximately March 15 2020 and continuing through December 2021, Oppenheimer substituted almost all meetings formerly held 'in-person' with virtual style meetings using a variety of technology platforms and media such as Zoom and WebEx. Although some ‘in-person’ meetings occurred in the second half of 2021, a resurgence of the COVID-19 virus (omicron variant) caused most of these to be again conducted virtually.

Equity Derivatives and Index Options — Oppenheimer offers listed equity and index options strategies for investors seeking to manage risk and optimize returns within the equities market. Oppenheimer's experienced professionals have expertise in many listed derivative products designed to serve the diverse needs of its institutional, corporate and private client base.
Convertible Bonds — Oppenheimer offers expertise in the sales, trading and analysis of U.S. domestic convertible bonds, convertible preferred shares and warrants, with a focus on transaction costs and maximizing liquidity. In addition Oppenheimer offers hedged (typically long convertible bonds and short equities) positions to its clients on an integrated trade basis.
Event Driven Sales and Trading — Oppenheimer has a dedicated team focused on providing specialized advice and trade execution expertise to institutional clients with an interest in investment strategies such as: risk / merger arbitrage, Dutch tender offers, SPAC valuation and trading, splits and spin-offs, recapitalizations, corporate reorganizations, and other event-driven trading strategies.
Taxable Fixed Income
Oppenheimer employs over 85 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London and Isle of Jersey) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales, transacting in investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as the Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Banks.

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
Fixed Income Research - Oppenheimer has a total of six fixed income research professionals covering high yield corporate, mortgage backed, emerging market, and municipal securities. Oppenheimer's High Yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term. Its mortgage backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Professionals cover emerging market fixed income issuers, focus on sovereign bonds and provide commentary on emerging market corporate bond issuers. Municipal bond research professionals are dedicated to the tax-exempt municipal bond market.
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
Municipal Trading - Oppenheimer has regionally-based municipal bond trading desks serving our retail financial advisors and their clients. The desks serve Oppenheimer's financial advisors in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The institutional desks assist in distributing municipal securities originated by the Public Finance Department.
Proprietary Trading and Investment Activities
In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. In 2010, Congress enacted the Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that prohibits proprietary trading by certain financial institutions (the "Volcker Rule") except where facilitating customer trades. The Volcker Rule went into effect in July 2015 and does not impact the Company's business or operations as it applies to banks and other subsidiaries of bank holding companies only. In recent years, the Volcker Rule has been relaxed in some regards in order to increase liquidity for client transactions.
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
Repurchase Agreements
Additionally, through the use of securities sold under agreements to repurchase and securities purchased under agreements to resell, the Company secures funding for various inventory positions.

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

Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2021, Oppenheimer Trust held custodial assets of $429.7 million. See "Other Requirements" herein.
Freedom Investments, Inc.
Freedom offers discount services to a small number of individual clients. The Company is exploring expanding its services to offer a full spectrum of services to independent advisers and registered investment advisers ("RIAs") clearing through Oppenheimer. The Company is currently developing a technology platform that would potentially support such a service offering.
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
Oppenheimer executes its own and certain of its correspondents' securities transactions on all United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and accounts with custodian banks in the United States as well as non-U.S. securities through EuroClear. The Company clears its non-U.S. international equities business in securities traded on European exchanges carried on by Oppenheimer Europe Ltd. through Global Prime Partners Ltd. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer operates as an introducing broker and introduces its clients' commodities transactions through a correspondent firm on a fully- disclosed basis. Through this arrangement, Oppenheimer offers full commodity services on all commodity exchanges.
HUMAN CAPITAL OVERVIEW
The Company views human capital resources as its total workforce (full-time and part-time employees and consultants) and the various formal and informal programs and resources to support, recruit, train, and retain its workforce. As a financial services firm, our business relies extensively on our human capital resources to provide the highest level of services to meet the needs of our clients. The Company's human capital network includes, but is not limited to, financial advisors, research analysts, investment bankers, sales and trading professionals, portfolio managers, market analysts as well as employees in various support functions throughout the firm. The Company's human capital management strategy is defined and overseen by the Management Committee in collaboration with the Chairman and CEO. As the Company is engaged in many business lines within financial services, the Company relies on the expertise of its business leaders to manage the day-to-day human capital needs and priorities, including learning and development, recruiting and retention, and employee productivity. The human capital needs of our business are also supported by the Company’s Human Resources Department, which reports into the Chief Financial Officer.
At December 31, 2021, the Company employed 2,913 employees (2,868 full-time and 45 part-time), of whom 996 were financial advisors. With financial advisors comprising a considerable segment of the Company’s employee base, we believe they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.

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
Our people and culture are the cornerstones of our firm and our ability to deliver outstanding financial services to our clients. This culture is best exemplified by an employee base consisting of a high percentage of long-tenured, experienced professionals complemented by an up-and-coming talented group of associates in which the firm has and continues to invest time, effort and resources. The Company prides itself on having a culture of putting people first and values the thoughts, perspectives and experiences of individuals from all backgrounds. We strive to have an inclusive and bias-free workplace that will foster growth of our employees and allow them to excel in their careers. The Company recognizes that it is a long-term commitment to develop and sustain a diverse and inclusive environment. In addition, the Company has a relatively flat management structure that fosters innovative thought generation and quick decision-making. Employees are encouraged to escalate business issues, which are dealt with effectively and efficiently, in part, because Company management endeavors to always be accessible and accountable.
The Company takes a pragmatic approach to human capital strategy and continuously makes investments in its people, processes and technology. This approach allows the Company to adapt quickly to evolving business needs and maintain a competitive position, with the ability to readily implement change and employ best practices to meet or exceed industry standards. Our methods have proven to motivate and empower our employees and to cultivate an entrepreneurial mindset while fostering a culture of compliance.
Talent Development
The development of the firm’s current and future leaders is critical to the future growth of the Company. This starts with a focus on the professional development of entry-level employees by offering a variety of programs, including the annual Summer Internship Program, Rotational Trainee Program, Investment Banking Analyst Program and Associate Financial Advisor Program. We also work with newly hired Associates through our Associate Financial Professional Program, a multi-year training curriculum whereby new Associates are partnered with experienced Financial Advisors in the same branch office. Meanwhile, Senior Advisors are provided resources to keep abreast of our ever-changing industry with the goal to better serve the best interests of our clients. In today's competitive and highly-regulated marketplace, it is important to engage in continuous improvement to not only distinguish ourselves from our competitors, but to also be accountable to the highest standards of the industry.
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
The Company's compensation program is developed and governed by the Compensation Committee of the Board of Directors. The Company’s Chief Executive Officer will provide recommendations to the Compensation Committee with respect to salary, bonus, and other compensation paid to senior management. In turn, senior management will make recommendations to the Chief Executive Officer regarding remuneration for their direct reports in various business and support functions.
The Company has performance assessment criteria from which to rate performance which is tied to overall compensation. These criteria include, but are not limited to, strategic thinking, integrity, building a corporate culture of ethical and responsible behavior, compliance with regulatory requirements, managing employee performance, retention and morale, and reaching various production-related milestone goals depending on the business or support unit.
As discussed above, the Company's compensation programs differ by area within the firm. Generally, employees are compensated as follows:

Compensation Type
Business Areas	Salary	Incentive	Production	Deferred	Share-Based
Wealth Management	X		X	X	X
Investment Banking	X	X		X	X
Sales & Trading	X		X	X
Research	X	X			X
Support Functions	X	X			X
Compensation as a percentage of revenue is a metric that the firm monitors closely. A breakdown of the firm’s compensation as a percentage of revenue by business segment is as follows:

	2021	2020	2019
Total Firm	63.6%	64.3%	63.6%
Private Client	67.2%	64.2%	55.5%
Asset Management	26.6%	19.3%	28.4%
Capital Markets	51.0%	59.0%	66.7%
Employee Safety and Well-being
The health and well-being of our employees and their loved ones is paramount to the firm. The Company is committed to keeping everyone safe and healthy by providing our employees with a comprehensive healthcare and benefits program as well as useful resources and communications. In addition to a comprehensive healthcare and benefits program, the Company offers various health and wellness programs including confidential emotional support, work-life solutions, financial resources, and campaigns to promote the physical and emotional well-being of our employees.
The COVID-19 pandemic has continued to disrupt both our personal and professional lives in unprecedented ways.

The Company continues to monitor the effects of the pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators regarding the impact of COVID-19 on our business. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine if they have been exposed to COVID-19, or experience related symptoms. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. In July 2021, employees began returning to the office on a hybrid remote/in-person work model. In October,

2021, we instituted a vaccine mandate for any employee or guest requesting to enter our headquarters at 85 Broad Street in New York City. In November 2021 the surge in COVID-19 cases related to the omicron variant, led the Company to direct many employees from our home office and branch locations to work remotely while employees from select groups are working from office locations given the nature of their responsibilities. We anticipate that employees will return to offices once the risks associated with the omicron variant or any successor contagion subsides while also maintaining flexible work arrangements.

COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities and investment banking business and competes directly with other securities firms, banks and investment banking boutiques, a significant number of which have substantially greater resources and offer a wider range of financial services. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including Fintech competitors offering online investment services to smaller investors. Recently online firms have offered “free” trades to all investors, which has become increasingly popular with small investors, living and working from home. At present, it is not possible to determine the nature of this competitive threat, given its newness and the type of client it has attracted to date. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.
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
BUSINESS CONTINUITY PLAN
The Company has a business continuity plan in place which is designed to enable it to continue to operate and provide services to its clients under a variety of circumstances in which one or more events may make one or more firm operating locations unavailable due to a local, regional or national emergency, or due to the failure of one or more systems that the Company relies upon to provide the services that it routinely provides to its clients, employees and various business partners and counterparties. The plan covers all business areas of the Company and provides contingency plans for technology, staffing, equipment, and communication to employees, clients and counterparties. While the plan is intended to address many types of business continuity issues, there could be certain occurrences that, by their very nature, are unpredictable and can occur in a manner that is outside of our planning guidelines and could render the Company's estimates of timing for recovery inaccurate. Under all circumstances, it is the Company's intention to remain in business and to provide ongoing investment services as if no disruption had occurred.
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

In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely both during the current health emergency as well as during future disruptions caused by weather, power failures or other emergencies. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Given the recent surge in COVID-19 cases related to the omicron variant, many employees from our home office and branch locations are working remotely while employees from select groups are working from office locations given the nature of their responsibilities. We anticipate employees returning to offices once the risks associated with the omicron variant or any successor contagion subside while maintaining flexible work arrangements.
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but in fact, are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Chief Information Security Officer ("CISO") and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation" in Item 1A.

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
Oppenheimer and certain of its affiliates are also subject to regulation by the SEC and under certain state laws in connection with its business as an investment adviser. The SEC has announced its intention to place additional oversight and scrutiny over dual registrants such as Oppenheimer, where the registrant conducts business as a broker-dealer and investment adviser.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Exchange Act. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the New York Stock Exchange (the "NYSE"). On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which superseded the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act. Management has determined that the Company's internal control over financial reporting as of December 31, 2021 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation known as the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, create new regulations around financial transactions with retirement plans, increase the disclosures provided to clients, and in some European jurisdictions create a tax on securities transactions. The Consumer Financial Protection Bureau also implemented new rules affecting the interaction between financial institutions and consumers.
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
Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of the European Union. The directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligations for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has and will fundamentally alter the provision of research to financial institutions as well as require the registration of all market participants. It is anticipated that this rulemaking will negatively impact the overall availability of commission revenue in payment for equity research and possibly negatively impact the liquidity of markets for equities and fixed income securities in Europe. It appears that the limitation of available services to smaller institutions in the UK as a result of MiFID II may be resulting in the applicability of these rules to smaller institutions. It is possible that these restrictive business practices may be adopted in the U.S. although there is currently no such regulatory requirement in the U.S.
Fiduciary Standard — Rulemaking by the U.S. Department of Labor and SEC— In April 2016, the U.S. Department of Labor ("DOL") finalized its definition of fiduciary under the Employee Retirement Income Security Act ("ERISA") through the release of new rules and changes to interpretations of six prohibited transaction exemptions which together set a new standard for the treatment and effects of advice given to retirement investors ("DOL Fiduciary Rules"). Under these rules, investment advice given to an employee benefit plan or an individual retirement account ("IRA") is considered fiduciary advice.
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
On June 5, 2019, the SEC adopted a final version of this rulemaking package that included the adoption of Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance, that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI was June 30, 2020. In addition to passing Reg BI, the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).

Reg BI Rules have impacted the conduct of the business of the Company, in particular, with respect to our business with non-institutional clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business have increased the amount of record–keeping, changed the permitted conduct of our representatives and led to more clients choosing fee-based programs for the conduct of their relationship with the Company. The new rules and processes related thereto may limit revenue and have increased costs, including, but not limited to, compliance costs associated with new or enhanced technology and may in the future lead to increased litigation costs.

The Company reviewed its business practices and operating models in light of the Reg BI Rules and made significant structural, technological and operational changes to our business for compliance with the Reg BI Rules. As a result, the Company conducted significant training of all its employees with respect to the requirements of Reg BI and made each of the required mailings (both electronic and conventional) prior to the effective date. The Company believes that the changes made to its business processes will result in compliance with these new requirements. As business continues to be conducted under the Reg BI Rules, it is likely that additional changes may be necessary. It is noteworthy that many members of Congress are calling for additional regulation of the securities industry and calling for full fiduciary rules in lieu of Reg BI.

On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries to ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020 the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes above the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

Privacy — U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on Oppenheimer and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and, in some cases, to clients. In 2018, the State of California passed the California Consumer Privacy Act (“CCPA”) that applies to certain for-profit entities such as the Company that conduct business with residents of California. The CCPA requires that specific privacy disclosures be given to California residents and gives consumers certain rights regarding their personal information held by businesses subject to the CCPA such as directing companies to delete the personal information held by such businesses when clients cease to be serviced. Numerous other states are considering privacy legislation either along the lines of, or with more onerous requirements than, the CCPA.
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
Money Market Funds — In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company now offers FDIC short-term bank deposits alternatives as cash sweep investments. The SEC and FINRA have each announced their intention to review the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system. The SEC recently proposed further amendments to the rules governing money market funds.

Consolidated Audit Trail — The SEC approved Rule 613 on October 1, 2012 which introduced the requirement for a Consolidated Audit Trail ("CAT"), a central repository for all U.S. securities transactions that is to be utilized for monitoring of markets and for regulatory purposes by SROs and the SEC. The rule is in response to Wall Street's May 6, 2010 "Flash Crash", during which the market sustained a significant decline without any underlying news or economic rationale. The CAT will be utilized to identify the beneficial owner in every securities transaction and to correlate that information across market participants. In February 2015, the SROs submitted the CAT National Market System ("NMS") Plan to create the CAT and to announce the requirements for market participants. On November 15, 2016, the NMS Plan was unanimously approved by the SEC. The NMS Plan outlines the reporting requirements for industry participants, as well as the requirements for the Plan Processor, the entity that will hold and protect the data, while making the data available to authorized users.
U.S. broker-dealers and SROs are required to report all equity and options life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers will be required to submit customer account information to the repository. This will make the CAT the world's largest repository of securities transactions. In June 2020, Oppenheimer, like other U.S. broker dealers, began reporting equity trades, and in July, 2020 non-complex option trades to the CAT. Oppenheimer began reporting complex option trades in 2021. Smaller broker-dealers were required to report equity and option trades in 2021. The CAT NMS Plan requires SROs to create plans to eliminate duplicative reporting.
The requirements of the CAT have been and will continue to be expensive to implement and present potential privacy issues that may not be protected under existing rule-making and may make the Company liable for improper disclosure or cybersecurity hacking of the CAT database. The securities industry has commenced various actions to limit the provision of personally identifiable information ("PII") to the CAT, given the potential liabilities to the provider associated with improper dissemination of such data. It is not possible to predict the success of any such actions.
Trust Company Regulation — Oppenheimer Trust is a limited purpose trust company organized under the laws of Delaware and is regulated by the Office of the State Banking Commissioner. The impact of any of, or more than one of, the foregoing regulations could have a material adverse effect on our business, financial condition and results of operations.
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
Oppenheimer Investments Asia Limited was approved by the SFC to provide institutional fixed income and equities brokerage services to Hong Kong institutional investors and corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules.
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
During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Private Client and Asset Management business segments. Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from Assets Under Management ("AUM"), and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Private Client and Asset Management business segments.
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
The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our results of operations and financial condition, including the acceleration of the payment of debt.
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
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous markets. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risk that we may not fully appreciate or identify. The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, consultants, and internal systems to operate our different businesses and process a high volume of transactions. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, privacy and data protection, which may differ and potentially conflict, in various jurisdictions. As a participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber-attack.
We also face the risk of operational failure or disruption of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our lending and securities transactions. In the event of a breakdown or improper operation of our or a direct or indirect third party’s systems (or third parties thereof) or processes or improper or unauthorized action by third parties, including consultants and subcontractors or our employees, we could suffer financial loss, an impairment to our liquidity position, a disruption of our businesses, regulatory sanctions or damage to our reputation. In addition, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased importance of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Furthermore, the concentration of Company and personal information held by a handful of third parties increases the risk that a breach at a key third party may cause an industry-wide data breach that could significantly increase the cost and risk of conducting business. There can be no assurance that our business contingency and security response plans fully mitigate all potential risks to us. Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving physical site access; cybersecurity incidents; terrorist activities; political unrest; disease pandemics; catastrophic events; climate-related incidents and natural disasters (such as earthquakes, tornadoes, hurricanes and wildfires); electrical outages; environmental hazards; computer servers; communications or other services we use; and our employees or third parties with whom we conduct business. Although we employ backup systems for our data, those backup systems may be unavailable following a disruption, the affected data may not have been backed up or may not be recoverable from the backup, or the backup data may be costly to recover, which could adversely affect our business.
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
Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. The federally mandated Consolidated Audit Trail ("CAT") program which requires that client personally identifiable information be submitted to a database not controlled by us may expose us to liability for breaches of that data base not under our control. See “Business -- REGULATION – Consolidated Audit Trail” in Part I, Item 1.
As a result of the foregoing, the Company has and is likely to incur significant costs in preparing its infrastructure and maintaining it to resist any such attacks. In addition to personnel dedicated to overseeing the infrastructure and systems to defend against cybersecurity incidents, senior management is regularly briefed on issues, preparedness and any incidents requiring response. At their regularly scheduled meetings, the Audit Committee of the Board of Directors and the Board of Directors are briefed and brought up to date on cybersecurity.
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

Environmental, Social and Governance (ESG) Risks

Increasingly our society and our business are faced with challenges associated with the implementation of policies and practices that are supportive of concerns related to environmental, social and governance (ESG) issues. We continue to explore implementing ESG considerations across our business practices and operations, a task complicated by the lack of consensus around a defining standard of ESG. We continue to focus on improving the resilience of our operations, fostering an inclusive workforce and maintaining a system of good corporate governance. However, our efforts in this regard may be insufficient and may expose the Company to reputational risk from entities purporting to "grade" ESG platforms, reductions in business with certain clients demanding greater ESG efforts or to regulatory expectation and enforcement if such practices become the subject of rule-making by regulators to whom we are subject.

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
Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, as amended (the "1940 Act"), could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of "regulation by enforcement" where new interpretations of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our cash position.
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
The Company issues two classes of shares, Class A non-voting common stock (the “Class A Stock") and Class B voting common stock (the "Class B Stock"). At December 31, 2021, there were 99,665 shares of Class B Stock outstanding compared to 12,447,036 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B voting shares are held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company, which allows Mr. Lowenthal to control all matters requiring stockholder approval. Due to the lack of voting power, the Class A stockholders have limited influence on corporate matters. This Class B voting power may have the effect of depressing the price of the Company's Class A Stock, delaying or preventing a change in control of the Company or may result in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" provisions at the Company.
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
We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. The ongoing COVID-19 pandemic has impacted stock prices for many companies, and may negatively affect the trading prices for our own securities. The further spread of the COVID-19 outbreak may materially disrupt banking and other financial activity generally and in the areas in which we operate. This would likely result in a decline in demand for our products and services, which would negatively impact our liquidity position and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

The introduction of new vaccines to treat COVID-19 offer the likelihood of the retreat of the pandemic sometime during 2022. The ability to reduce the impact of the virus will depend upon the availability of the vaccines to the general population in sufficient quantities and for the political will to overcome the logistical issues in delivering and inoculating the populations as well as the willingness of those potentially impacted to utilize any such vaccines so as to reach “herd immunity”.

Adverse changes in general political conditions and social unrest could adversely affect business and our operating results should recent demonstrations and issues of uncontrolled violence become more manifest. There is no way to predict the impact that political activity, the pandemic and the influence of social media may have on these societal issues.

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

Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company's principal businesses. For example:
•The Company's investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company's role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company's investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company's pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including, but not limited, to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company's business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. Assignments related to special purpose acquisition companies ("SPACs") grew our investment banking pipeline and fees in the third and fourth quarter of 2021 and have continued into the first quarter of 2022. We cannot assure that the high level of transactions for SPACs and corresponding high fees will continue indefinitely. Additionally, our investments in SPACs, may be subject to forfeiture, potential regulatory scrutiny and litigation that could negatively affect our financial results.
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
In recent years the Company has experienced, and continues to experience, significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company's participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. Institutions subject to MiFID II, which the Company does business with primarily through its European- based subsidiary, were required to unbundle such payments commencing January 3, 2018.

These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company's clients place on high-quality research. Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. The recent announcement by several large securities firms as well as a similar “no commission” offering by retail firms utilizing the internet and electronic trading has proven popular among retail clients both new to securities markets as well as some experienced investors and will only add to this pricing pressure, especially on the firms likes ours that cater to retail investors. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
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
The United Kingdom’s recent exit from the EU could impact our overseas operations.
In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit,” and the UK exited the EU in January 2020. The withdrawal, among other outcomes, has disrupted the free movement of goods, services and people between the UK and the EU, undermined bilateral cooperation in key policy areas and significantly disrupted trade between the UK and the EU. The UK exited the EU without a continuing agreement covering many aspects of its relationship, at least as that relates to financial services, which has been disruptive to the economies of both parties and has negatively affected our business conducted in the EU. We may also face new regulatory costs and challenges as a result of Brexit that could have a negative effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will continue to have and how such withdrawal will continue to affect us. The Company is reviewing various strategies to be able to continue its relationships with clients within the EU, including becoming domiciled in one or more EU countries and becoming subject to their respective regulations.
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
Employee misconduct, including harassment in the workplace, has come under increasing scrutiny in the national media. While the Company has adopted a Code of Conduct and instituted training for its employees, it is difficult to predict when an employee may deviate from acceptable practices and open the Company to liability either from actions taken by other employees or by authorities. The “#Me Too” movement has also opened up liability for actions that may have occurred many years ago, but have an increased likelihood of present day action. The Company could also become liable for its actions in enforcing its rules of conduct on former employees who disagree with the Company’s actions.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions. Since early March 2020, most of the Company’s employees based out of our headquarters have been working remotely. We anticipated that employees will return to offices once the risk associated with the Omicron variant or any successor contagion subsides while also maintaining flexible work arrangements. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. Oppenheimer Trust is based in Wilmington, Delaware. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China. Working arrangements for employees based outside of our corporate headquarters varies based on local regulations and COVID-19 infection rates. Management is assessing its future real estate needs in light of the ongoing pandemic, current remote conditions, the existing footprint, and upcoming lease expirations.

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

Pursuant to the terms of the Order and AOD, the Company commenced and closed twenty offers to purchase ARS from customer accounts when the Company's latest offer to purchase was accepted and implemented on September 27, 2021. As of December 31, 2021, the Company had purchased and holds (net of redemptions) $37.0 million of ARS pursuant to settlements with the Regulators and legal settlements and awards.

Oppenheimer has agreed with the NYAG that it will offer to purchase Eligible ARS from Eligible Investors who did not receive an initial purchase offer, periodically, as excess funds become available to Oppenheimer. At December 31, 2021, the Company has no remaining commitments to purchase ARS related to settlements with the Regulators.

Further, Oppenheimer has agreed to (1) no later than 75 days after Oppenheimer has completed extending a purchase offer to all Eligible Investors (as defined in the AOD), use its best efforts to identify any Eligible Investor who purchased Eligible ARS (as defined in the AOD) and subsequently sold those securities below par between February 13, 2008 and February 23, 2010 and pay the investor the difference between par and the price at which the Eligible Investor sold the Eligible ARS, plus reasonable interest thereon; (2) no later than 75 days after Oppenheimer has completed extending a Purchase Offer to all Eligible Investors, use its best efforts to identify Eligible Investors who took out loans from Oppenheimer after February 13, 2008 that were secured by Eligible ARS that were not successfully auctioning at the time the loan was taken out from Oppenheimer and who paid interest associated with the ARS-based portion of those loans in excess of the total interest and dividends received on the Eligible ARS during the duration of the loan (the "Loan Cost Excess") and reimburse such investors for the Loan Cost Excess, plus reasonable interest thereon; and (3) upon providing liquidity to all Eligible Investors, participate in a special arbitration process for the exclusive purpose of arbitrating any Eligible Investor's claim for consequential damages against Oppenheimer in relation to the investor's inability to sell Eligible ARS. On December 9, 2021, Oppenheimer mailed a notice to clients holding auction rates at Oppenheimer in February 2008 informing them of the provisions (1)-(3) above. On January 24, 2022, Oppenheimer sent a duplicate notice in accordance with the terms of the AOD.
Reference is made to the Order and the AOD, each as described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and attached thereto as Exhibits 10.24 and 10.22 respectively, as well as the subsequent disclosures related thereto in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 through September 30, 2021 and in the Company's Annual Reports on Form 10-K for the years ended December 31, 2010 through and including 2020, for additional details of the agreements with the MSD and NYAG.

As of December 31, 2021, the Company has no remaining commitments to purchase ARS as a result of legal settlements.

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

Plaintiffs do not allege that Oppenheimer itself received any of O2HR’s funds, only that Oppenheimer gave material assistance to others who diverted O2HR cash for less than fair value. Oppenheimer’s motion for summary judgment was denied on May 2, 2020; Oppenheimer has appealed that ruling and that appeal remains pending.

In November 2021, plaintiffs and Oppenheimer agreed to settle the complaint with Oppenheimer paying plaintiffs $310,000 in exchange for a full release of claims.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s failure properly to supervise its employees allowed the alleged scheme to occur and continue. Oppenheimer believes these claims to be without merit and intends to vigorously defend itself against the claims made in this action.

In addition to the class action described in the preceding paragraph, Oppenheimer has also been named as a Respondent in fourteen arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients and certain third parties who Oppenheimer believes were not clients but who allegedly invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary losses allege damages of approximately $25.0 million in the aggregate while others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

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

The Company paid cash dividends of $1.54 per share in 2021 to holders of Class A and Class B Stock, including a special dividend of $1.00 per share paid on December 31, 2021, for a total of $19.4 million. During the second quarter of 2021, the Board announced a $0.03 increase in the quarterly dividend to $0.15 per share. The Company paid cash dividends of $1.48 per share in 2020 to holders of Class A and Class B Stock, including a special dividend of $1.00 per share paid on December 31, 2020, for a total of $18.6 million. The Company paid cash dividends of $0.46 per share in 2019 for a total of $5.9 million. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
As of December 31, 2021, there were 1,553,486 shares of Class A Stock underlying outstanding options and restricted share awards. The Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of February 28, 2022 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares Outstanding	Number of Stockholders of Record
Class A Stock	12,322,073	72
Class B Stock	99,665	32
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
(d) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2016	2017	2018	2019	2020	2021
Oppenheimer Class A Stock	100	146	140	150	177	258
S&P 500	100	119	112	144	168	213
S&P 500 / Diversified Financials	100	123	110	135	148	199
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
During the year ended December 31, 2021, the Company purchased and canceled an aggregate of 177,192 shares of Class A Stock for a total consideration of $7.7 million ($43.67 per share). As of December 31, 2021, 223,821 shares remained available to be purchased under this program. During the year ended December 31, 2020, the Company purchased and canceled an aggregate of 718,522 shares of Class A Stock for a total consideration of $15.0 million ($20.94 per share). As of December 31, 2020, 401,013 shares remained available to be purchased under the share repurchase program.
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

Item 6. Reserved

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2021 and 2020. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
This analysis should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report.
BACKGROUND
The consolidated financial statements include the accounts of Oppenheimer Holdings Inc. and its consolidated subsidiaries (together, the "Company", "Firm", "we", "our" or "us"). The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report.
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2021, we provided our services from 92 offices in 24 states located throughout the United States, offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of December 31, 2021 totaled $122.1 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At December 31, 2021, client assets under management LLC ("AUM") totaled $46.2 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At December 31, 2021, the Company employed 2,913 employees (2,868 full-time and 45 part-time), of whom 996 were financial advisors.
Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses where we can employ individual experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices as well as in new industry areas in which we believe we can be successful.

We continuously invest in and improve our technology platform to support client service and to remain competitive while carefully managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our technology capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.

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
Impact of Interest Rates

The Federal Reserve has reduced short-term interest rates, largely due to the impact of the COVID-19 Pandemic and its out-sized negative impact on the economy, resulting in a decrease in fees the Company earned from FDIC-insured deposits of clients through a program offered by the Company. Decreases in short-term interest rates, increases in deposits rates paid to clients, and/or a significant decline in our clients' cash balances have a negative impact on our earnings. The Federal Reserve reduced its benchmark rate significantly during two separate unscheduled meetings in March 2020. Low interest rates have continued to negatively impact our earnings in an otherwise favorable environment. The Federal Reserve has commenced tapering its purchase of U.S. Treasuries and mortgage-backed securities which is scheduled to be completed by March 2022 with no further planned purchases thereafter. Recently the Federal Reserve announced its intention to begin increasing the discount rate in increments beginning in March 2022 with the markets believing that there may be up to five such increases during 2022. The increase in interest rates if and when they take place will be favorable to the Company’s interest-based revenues. However, such increases while bringing down inflationary pressures may also prove detrimental to economic expansion and thereby to financial markets in general. The impact of rate increases seems likely to increase volatility in financial markets, decrease the value of fixed income investments and impact equity share prices.
CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators regarding the impact of COVID-19 on our business. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Given the recent surge in COVID-19 cases related to the omicron variant, many employees from our home office and branch locations are working remotely while employees from select groups are working from office locations given the nature of their responsibilities. We anticipate employees returning to offices once the risks associated with the omicron variant subside while maintaining flexible work arrangements.

EXECUTIVE SUMMARY

The record results for the full year 2021 demonstrate the strength of our franchise and the countercyclical and balanced nature of our businesses. The record results in our Capital Markets business helped offset the significantly lower incentive fees from alternative investments and bank deposit sweep income in Wealth Management. Despite this, the Wealth Management business had record management fees and steady commission revenue contributing to very solid results during the year. The performance of the Investment Banking division helped propel the Capital Markets business to record revenue and earnings for the year on very strong equity underwriting and M&A advisory fees. The operating results of Capital Markets were also positively impacted by the establishment of a deferred compensation plan in December 2021. The Company's operating results were the best in its history. Operating results, however, were negatively impacted by an increase in legal and regulatory costs during the fourth quarter reversing a trend of decreases in those costs over the past several years.

Concerns impacting market sentiment continue to persist around inflation, higher oil prices, and the Federal Reserve's tapering of bond buying. However, the prospects of moderately higher interest rates, a strong economy, and low unemployment, should provide a constructive backdrop for investors. While our comparative operating results for the quarter were significantly impacted by the outsized impact of incentive fees in the fourth quarter of 2020, the overall business performed exceptionally well with record contributions from our Investment Bank and strong results across the board from our other businesses.

RESULTS OF OPERATIONS

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
REVENUE
Commissions	$401,607	$395,097	1.6	$395,097	$320,114	23.4
Advisory fees	451,197	455,261	(0.9)	455,261	353,671	28.7
Investment banking	435,870	222,298	96.1	222,298	126,211	76.1
Bank deposit sweep income	15,557	34,829	(55.3)	34,829	117,422	(70.3)
Interest	36,482	33,477	9.0	33,477	50,723	(34.0)
Principal transactions, net	23,984	27,874	(14.0)	27,874	30,094	(7.4)
Other	29,338	29,831	(1.7)	29,831	35,144	(15.1)
Total revenue	1,394,035	1,198,667	16.3	1,198,667	1,033,379	16.0
EXPENSES
Compensation and related expenses	886,840	770,997	15.0	770,997	657,714	17.2
Communications and technology	80,520	82,132	(2.0)	82,132	81,588	0.7
Occupancy and equipment costs	60,069	62,352	(3.7)	62,352	62,198	0.2
Clearing and exchange fees	22,306	22,978	(2.9)	22,978	21,962	4.6
Interest	9,855	15,680	(37.1)	15,680	45,687	(65.7)
Other	109,804	75,528	45.4	75,528	89,318	(15.4)
Total expenses	1,169,394	1,029,667	13.6	1,029,667	958,467	7.4
Pre-tax income	224,641	169,000	32.9	169,000	74,912	125.6
Income taxes	65,677	46,014	42.7	46,014	21,959	109.5
Net Income	$158,964	$122,986	29.3	$122,986	$52,953	132.3

Fiscal 2021 compared to Fiscal 2020
Revenue

•Commission revenue was $401.6 million for the year ended December 31, 2021, an increase of 1.6% compared with $395.1 million for the year ended December 31, 2020 due to increased client activity in mutual funds, options, annuities, and mortgage backed securities partially offset by lower commission income on municipal bonds.

•Advisory fees were $451.2 million for the year ended December 31, 2021, a decrease of 0.9% compared with $455.3 million for the year ended December 31, 2020 due to a significant decrease in incentive fees from alternative investments partially offset by higher management fees from advisory programs during 2021.

•Investment banking revenue was $435.9 million for the year ended December 31, 2021, an increase of 96.1% compared with $222.3 million for the year ended December 31, 2020 driven by increased M&A activity and fees associated with a significant number of capital raising transactions (PIPES) in the healthcare and technology sectors completed during the 2021 year.

•Bank deposit sweep income was $15.6 million for the year ended December 31, 2021, a decrease of 55.3% compared with $34.8 million for the year ended December 31, 2020 due to lower short-term interest rates partially offset by higher average cash sweep balances.
•Interest revenue was $36.5 million for the year ended December 31, 2021, an increase of 9.0% compared with $33.5 million in 2020 due to higher average margin balances partially offset by lower short-term interest rates .
•Principal transactions revenue was $24.0 million for the year ended December 31, 2021, a decrease of 14.0% compared with $27.9 million for the year ended December 31, 2020 driven by lower income from investment grade, high yield, emerging markets, and municipal bonds partially offset by higher income from corporate and convertible bonds.

•Other revenue was $29.3 million for the year ended December 31, 2021, a decrease of 1.7% compared to $29.8 million for the year ended December 31, 2020 primarily due to a decrease in the cash surrender value of Company-owned life insurance during 2021.

Expenses

•Compensation and related expenses totaled $886.8 million during the year ended December 31, 2021, an increase of 15.0% compared with the year ended December 31, 2020. The increase was due to increased incentive compensation costs during the year tied to significant increases in revenue during the year ended December 31, 2021. Compensation and related expenses as a percentage of revenue was 63.6% for the year ended December 31, 2021 compared with 64.3% for the year ended December 31, 2020.
•Non-compensation expenses were $282.6 million during the year ended December 31, 2021, an increase of 9.2% compared with $258.7 million during the year ended December 31, 2020 due to increased legal, underwriting, travel and entertainment, and conference costs partially offset by reduced interest costs during the year ended December 31, 2021.
•The effective income tax rate for the year ended December 31, 2021 was 29.2% compared with 27.2% for the year ended December 31, 2020. The higher tax rate in 2021 was primarily due to an increase in apportionment factors in state and local jurisdictions with higher statutory tax rates.

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
•Investment banking revenue was $222.3 million for the year ended December 31, 2020, an increase of 76.1%compared with $126.2 million for the year ended December 31, 2019 due to significantly higher underwriting revenues from equities transactions and increased M&A activity later in the 2020.
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
•The effective income tax rate for the year ended December 31, 2020 was 27.2% compared with 29.3% for the year ended December 31, 2019. The lower effective tax rate for 2020 was primarily due to lower state and local income taxes, valuation allowance on foreign operations and other non-deductible expenses over higher pre-tax income in 2020 compared to 2019.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and years ended December 31, 2021 and 2020:

(Expressed in thousands)
	For the Three Months Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2021	2020	% Change
Revenue
Private Client	$173,310	$217,743	(20.4)	$665,060	$642,083	3.6
Asset Management	27,930	72,851	(61.7)	104,598	130,274	(19.7)
Capital Markets	165,575	131,651	25.8	625,704	426,752	46.6
Corporate/Other	(1,697)	663	*	(1,327)	(442)	200.2
Total	365,118	422,908	(13.7)	1,394,035	1,198,667	16.3
Pre-Tax Income (Loss)
Private Client	17,784	39,362	(54.8)	101,146	122,844	(17.7)
Asset Management	10,270	56,911	(82.0)	35,874	71,625	(49.9)
Capital Markets	96,838	41,894	131.2	204,090	83,442	144.6
Corporate/Other	(32,940)	(24,372)	35.2	(116,469)	(108,911)	(6.9)
Total	$91,952	$113,795	(19.2)	$224,641	$169,000	32.9
* Percentage not meaningful

Private Client
Private Client reported revenue of $665.1 million for the year ended December 31, 2021, 3.6% higher compared with a year ago. Pre-tax income of $101.1 million in the year ended December 31, 2021 resulted in a pre-tax profit margin of 15.2%. Financial advisor headcount declined amid retirements to 996 at the end of 2021 compared to 1,002 at the end of 2020, although the productivity of our financial advisors increased significantly reflecting higher individual production levels.

(Expressed in thousands, except financial advisor headcount or otherwise indicated)
	For the Years Ended December 31,
	2021	2020	% Change
Revenue	$665,060	$642,083	3.6
Commissions	217,724	209,447	4.0
Advisory fees	346,559	326,858	6.0
Bank deposit sweep income	15,557	34,829	(55.3)
Interest	29,290	25,148	16.5
Other	55,930	45,801	22.1

Total Expenses	$563,914	$519,239	8.6
Compensation	446,968	412,021	8.5
Non-compensation	116,946	107,218	9.1

Pre-Tax Income	$101,146	$122,844	(17.7)

Compensation Ratio	67.2%	64.2%	4.7
Non-compensation Ratio	17.6%	16.7%	5.4
Pre-Tax Margin	15.2%	19.1%	(20.4)

CAUA (billions)	$122.1	$104.8	16.5
Cash Sweep Balances (billions)	$7.9	$7.3	8.2
Financial Advisor Headcount	996	1,002	(0.6)

•Retail commissions were $217.7 million for the year ended December 31, 2021, an increase of 4.0% from a year ago due to increased client activity in mutual funds, options, annuities, and mortgage backed securities partially offset by lower commission income on municipal bonds.
•Advisory fees increased 6.0% due to increases in management fees from advisory programs partially offset by significantly lower incentive fees from alternative investments. Incentive fees allocated to this segment were $0.6 million for the 2021 year versus $61.7 million for the prior year.
•Bank deposit sweep income decreased 55.3% from 2020 due to lower short-term interest rates partially offset by higher average cash sweep balances.
•Interest revenue increased 16.5% from a year ago due to higher average margin balances partially offset by lower short-term interest rates.
•Other revenue increased 22.1% primarily due to increases in the cash surrender value of Company-owned life insurance policies.
•Compensation expenses increased 8.5% from 2020 primarily due to increased production and share-based compensation costs.
•Non-compensation expenses increased 9.1% from 2020 primarily due to higher legal costs.

Asset Management
Asset Management reported revenue of $104.6 million for the year ended December 31, 2021, 19.7% higher compared with a year ago. Pre-tax income was $35.9 million, an increase of 49.9% compared with a year ago.

(Expressed in thousands, unless otherwise indicated)
	For the Years Ended December 31,
	2021	2020	% Change
Revenue	$104,598	$130,274	(19.7)
Advisory fee revenue	104,584	128,258	(18.5)
Other	14	2,016	(99.3)

Total Expenses	$68,724	$58,649	17.2
Compensation	27,811	25,128	10.7
Non-compensation	40,913	33,521	22.1

Pre-Tax Income	$35,874	$71,625	(49.9)

Compensation Ratio	26.6%	19.3%	37.8
Non-compensation Ratio	39.1%	25.7%	52.1
Pre-Tax Margin	34.3%	55.0%	(37.6)

AUM (billions)	$46.2	$38.8	19.1
•Advisory fee revenue on traditional and alternative managed products was $104.6 million for the year ended December 31, 2021, a decrease of 18.5% due to significantly lower incentive fees from alternative investments partially offset by higher management fees from advisory programs. Incentive fees allocated to this segment were $1.8 million for the 2021 year versus $49.4 million in 2020.
•AUM hit a record level of $46.2 billion at December 31, 2021, which is the basis for advisory fee billings for the first quarter of 2022. The increase in AUM was comprised of higher asset values of $6.4 billion on existing client holdings and a net contribution of assets of $1.0 billion.
•Compensation expenses increased 10.7% when compared to the prior year driven primarily by higher incentive compensation costs.
•Non-compensation expenses were up 22.1% when compared to the prior year primarily due to higher external portfolio management costs which are directly related to the increase in AUM.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2021:

(Expressed in millions)
	For the Year Ended December 31, 2021
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$31,749	$7,182	$(6,708)	$5,612	$37,835
Institutional Fixed Income (2)	798	144	(122)	46	866
Alternative Investments:
Hedge funds (3)	5,449	520	(561)	(730)	4,678
Private Equity Funds (4)	435	561	(30)	1,478	2,444
Portfolio Enhancement Program (5)	396	9	(25)	—	380
	$38,827	$8,416	$(7,446)	$6,406	$46,203

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
Capital Markets
Capital Markets reported revenue of $625.7 million for 2021, 46.6% higher compared with a year ago. Pre-Tax income was $204.1 million compared with a pre-tax income of $83.4 million a year ago.

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020	% Change
Revenue	$625,704	$426,752	46.6

Investment Banking	$410,539	$206,098	99.2
Advisory fees	194,753	80,534	141.8
Equities underwriting	186,736	103,276	80.8
Fixed income underwriting	27,004	20,394	32.4
Other	2,046	1,894	8.0

Sales and Trading	$213,491	$217,711	(1.9)
Equities	138,363	130,668	5.9
Fixed income	75,128	87,043	(13.7)

Other	$1,674	$2,943	(43.1)

Total Expenses	$421,614	$343,310	22.8
Compensation	318,850	251,697	26.7
Non-compensation	102,764	91,613	12.2

Pre-Tax Income	$204,090	$83,442	144.6

Compensation Ratio	51.0%	59.0%	(13.6)
Non-compensation Ratio	16.4%	21.5%	(23.7)
Pre-Tax Margin	32.6%	19.6%	66.3
•Advisory fees earned from investment banking activities increased 141.8% to $194.8 million for the year ended December 31, 2021 compared with $80.5 million for the year ended December 31, 2020 driven by increased M&A activity and fees associated with a significant number of capital raising transactions (PIPES) in the healthcare and technology sectors completed during 2021.
•Equities underwriting fees increased 80.8% to $186.7 million for the year ended December 31, 2021 compared with $103.3 million for the year ended December 31, 2020 due to significantly higher levels of capital issuances in the equity markets particularly in the healthcare and technology sectors.
•Fixed income underwriting fees increased 32.4% to $27.0 million for the year ended December 31, 2021 compared with $20.1 million for the year ended December 31, 2020 primarily driven by public finance issuances during 2021.
•Equities sales and trading increased to $138.4 million for the year ended December 31, 2021, 5.9% higher compared to $130.7 million for the year ended December 31, 2020 due to higher income from institutional agency and convertible bonds.

•Fixed income sales and trading decreased 13.7% driven by lower income from investment grade, high yield, emerging markets, and municipal bonds partially offset by higher income from corporate and convertible bonds.
•Compensation expenses increased 26.7% primarily due to increased incentive compensation costs during the year tied to significant increases in revenue.
•Non-compensation expenses were 12.2% higher compared with the prior year due to increased legal, underwriting, travel and entertainment, and conference costs partially offset by reduced interest costs.

CRITICAL ACCOUNTING ESTIMATES

The Company's accounting estimates are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of the Company's consolidated financial statements are summarized in note 2 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these estimates:

Fair Value Measurements

Critical estimates - The accounting guidance for the fair value measurement (ASC 820) of financial assets defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures. Fair value, as defined by the accounting guidance, is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability.

Assumption and judgement - The fair value hierarchy established by ASC 820 prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

•Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
•Unobservable inputs that are significant to the overall fair value measurement.

The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. The valuation of financial instruments are classified in Level 3 of the fair value hierarchy consists of valuation techniques that incorporate one or more significant unobservable input, and therefore requires the greatest amount of management judgment. As of December 31, 2021 the Company had $31.8 million in financial instruments, comprised of auction rate securities, classified within Level 3 of the fair value hierarchy. See note 7 to the consolidated financial statements appearing in Item 8 for further information on the fair value definition, Level 1, Level 2 and Level 3 and related valuation technique.

Impact if actual results differ from assumptions – we established an independent valuation process to evaluate and approve the valuation of our financial instruments. For financial instruments that classified in Level 3, we review the appropriateness of the unobservable inputs to ensure consistency with how a market participant would arrive at the unobservable input. Although an independent review process is in place, the fair value of the Level 3 financial instrument could be significantly different due to the sensitivity of some unobservable inputs (for example, interest rates) and it could also have a material adverse effect on our consolidated financial statements.

Legal and Regulatory Reserves

Critical estimates – In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Management is required to assess the probability of loss and estimate the amount of such loss when preparing its consolidated financial statements.

Assumption and judgement - The determination of the levels of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, we established reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss. When loss contingencies are not probable or cannot be reasonably estimated, we do not establish reserves. When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. See note 17 to the consolidated financial statements appearing in Item 8 for further details.

Impact if actual results differ from assumptions – Due to the inherent uncertainties of the legal and regulatory proceedings, our judgement may be materially different from the actual outcome. The assumptions we used to determine the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.

Income Taxes

Critical estimates – we are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. We are also subject to the tax laws of our international subsidiaries and branches. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. We record uncertain tax positions in accordance with ASC 740, "Income Taxes" on the basis of a two-step process whereby we determined whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and, for those tax positions that meet the more-likely-than-not recognition threshold, we will recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Assumption and judgement - We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and the results of recent operations. In establishing a provision for income tax expense, we must make judgements and interpretations about the application of these inherently complex tax laws. We estimate when certain items will affect taxable income in the various jurisdictions in the future. We are also required to evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, may only be partially sustained, upon examination by the relevant taxing authorities. See note 15 to the consolidated financial statements appearing in Item 8 for further details.

Impact if actual results differ from assumptions – Although we believe that our estimates and judgements are reasonable, actual results may differ from these estimates. Some or all of these judgements are subject to review by the relevant taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we recorded, and we were not able to realize this benefit, our effective income tax rate in a given financial statement period could be materially affected and it could also have a material adverse effect on our consolidated financial statements.
New Accounting Pronouncements
Recently issued accounting pronouncements are described in note 2 to the consolidated financial statements appearing in Item 8.
LIQUIDITY AND CAPITAL RESOURCES
Total assets increased by 12.1% from December 31, 2020 to December 31, 2021. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, changes in stock loan balances and financing through repurchase agreements. At December 31, 2021, the Company had $69.5 million of such borrowings outstanding compared to outstanding borrowings of $82.0 million at December 31, 2020. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.4 million and $385,000, respectively, at December 31, 2021. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.
The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.9 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has been assessing the impact that the current new presidential administration’s tax proposals will have on its operations and cash flows.
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
The guarantees are senior secured obligations of each Guarantor. The guarantees rank:

•effectively senior in right of payment to all unsecured and unsubordinated obligations of such Guarantor, to the extent of the value of the collateral owned by such Guarantor (and, to the extent of any unsecured remainder after payment of the value of the collateral, rank equally in right of payment with such unsecured and unsubordinated indebtedness of such Guarantor); and
•senior in right of payment to any subordinated debt of such Guarantor ( The Notes are secured on a first-priority basis by the collateral, subject to certain exceptions and permitted liens, and it is intended that pari passu lien indebtedness, if any, will be secured on an equal and ratable basis).
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

The following tables present results of operations for the twelve months ended December 31, 2021 and balance sheet at December 31, 2021 for the Parent and Guarantors.

(Expressed in thousands)	As of
December 31, 2021
Total Assets	$1,996,164
Due From Non-Guarantor Subsidiary	14,475
Total Liabilities	487,294
Due To Non-guarantor Subsidiary	651

For the Year Ended
December 31, 2021
Total Revenue	$10,193
Pre-Tax Loss	210
Net Loss	545
On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. We advanced $22.1 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2021 ($14.8 million for the year ended December 31, 2020) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2021, bank call loans were $69.5 million ($82.0 million at December 31, 2020). The average daily bank loan outstanding for the year ended December 31, 2021 was $76.4 million ($82.8 million for the year ended December 31, 2020). The largest daily bank loan outstanding for the year ended December 31, 2021 was $227.7 million ($324.3 million for the year ended December 31, 2020).
At December 31, 2021, securities loan balances totaled $244.2 million ($249.5 million at December 31, 2020). The average daily securities loan balance for the year ended December 31, 2021 was $285.2 million ($238.3 million for the year ended December 31, 2020). The largest daily stock loan balance for the year ended December 31, 2021 was $322.2 million ($317.8 million for the year ended December 31, 2020).
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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date in order for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2021, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.
At December 31, 2021, the gross balances of reverse repurchase agreements and repurchase agreements were $30.4 million and $306.8 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2021 was $120.3 million and $352.8 million, respectively ($170.7 million and $374.3 million, respectively, for the year ended December 31, 2020). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2021 was $424.2 million and $636.7 million, respectively ($714.2 million and $803.0 million, respectively, for the year ended December 31, 2020).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $95.3 million as of December 31, 2021.
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
Our primary long-term cash requirements include $124.0 million principal outstanding as of December 31, 2021 under our Senior Secured Notes (due in 2025) and $192.0 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $48.6 million for the upcoming year.
Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020
Cash provided by/(used in) operating activities	$227,786	$(54,059)
Cash used in investing activities	(6,267)	(3,941)
Cash provided by/(used in) financing activities	84,581	13,874
Net increase/(decrease) in cash and cash equivalents and restricted cash	$306,100	$(44,126)
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
See “Business – Regulation – Fiduciary Standard – Rulemaking by the U.S. Department of Labor and SEC” in Part I, Item 1.

On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries to ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020 the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes above the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.
Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” herein for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2021, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See “Business – Regulatory - Regulatory Capital Requirements” in Part I, Item 1 and note 18 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.
Other Regulatory Matters

Oppenheimer has been responding to information requests from the SEC’s Division of Enforcement relating to a former Oppenheimer financial advisor and his relationship with registered investment adviser Southport Capital and its affiliates. See Item 3 “Legal Proceedings” for further information.

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
Legal and Regulatory Risk. Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements, client claims and the possibility of sizeable adverse legal judgments. The Company is subject to extensive regulation in the different jurisdictions in which it conducts its activities. Regulatory oversight of the securities industry has become increasingly intense over the past several years and the Company, as well as others in the industry, have been directly affected by this increased regulatory scrutiny. Timely and accurate compliance with the increased volume of regulatory requests has become increasingly problematic within the industry, and regulators have tended to bring enforcement proceedings in relation to such matters. See further discussion of these risks in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Matters and Developments" in Item 7.
The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the U.S. Patriot Act. See further discussion of the Company's reserve policy in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" in Item 7, "Legal Proceedings" in Item 3 and "Business — Regulation" in Item 1.
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
At December 31, 2021 and 2020, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2021			VAR for Fiscal 2020
	High	Low	Average	High	Low	Average
Equity price risk	$196	$17	$106	$729	$48	$473
Interest rate risk	605	387	496	2,003	542	1,005
Commodity price risk	90	—	45	181	46	95
Diversification benefit	(359)	(238)	(299)	(253)	(1,058)	(615)
Total	$532	$166	$348	$2,660	$(422)	$958

(Expressed in thousands)
	VAR at December 31,
	2021	2020
Equity price risk	$46	$48
Interest rate risk	387	542
Commodity price risk	—	70
Diversification benefit	(1,178)	(253)
Total	$(745)	$407

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2021 from those reported in 2020 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2021 compared to December 31, 2020. The Company's portfolio as of December 31, 2021 includes approximately $24.3 million in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2021, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2021 was effective.
The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets and provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.
The Company's internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matters

Critical Audit Matter Description

The Company earns advisory fees in connection with advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Advisory fees earned on asset-based programs are generally based on the customer’s account value at the valuation date per the respective asset management agreements. Fees are calculated based on underlying information, such as asset balances and rates, sourced from multiple internal and external systems. For the year ended December 31, 2021, total advisory fee revenue was $341M, of which a significant portion represents fees earned on assets held in the Company’s asset-based programs.

Given the Company's use of multiple systems and databases in recording advisory fees on asset-based programs, auditing the balance was complex and challenging due to the extent of audit effort required to evaluate the completeness and accuracy of underlying information and required the involvement of information technology (IT) professionals with specialized skills and expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process advisory revenue earned on asset-based programs included the following, among others:

•With the assistance of our IT specialists, we: identified the significant systems used in the calculation of advisory fees and, using a risk-based approach, tested the relevant general IT controls over each of these systems. Additionally, for the relevant service organizations, we obtained the service auditor's reports and evaluated IT-related controls, related exceptions and complementary user entity controls specified in the reports.
•We tested the effectiveness of controls over the Company’s revenue balance, including automated business controls and system interface controls, as well as the controls designed to ensure the accuracy and completeness of advisory fee revenue.
•With the assistance of our data specialists, we created data visualizations to evaluate recorded advisory fee revenue and evaluate trends in the transactional revenue data.
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded advisory fee revenue.
•For a sample of accounts, we tested the accuracy and completeness of assets under management by obtaining independent pricing support and reconciling total positions to third-party statements.

/s/ Deloitte & Touche LLP
New York, NY
February 28, 2022
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2021	2020
ASSETS
Cash and cash equivalents	$213,759	$35,424
Deposits with clearing organizations	66,968	83,343
Restricted cash	127,765	—
Receivable from brokers, dealers and clearing organizations	169,902	203,494
Receivable from customers, net of allowance for credit losses of $3,326 ($410 in 2020)	1,221,450	1,110,835
Securities purchased under agreements to resell	935	—
Securities owned, including amounts pledged of $266,428 ($440,531 in 2020), at fair value	634,504	610,517
Notes receivable, net	53,983	46,161
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $92,785 ($90,958 in 2020)	28,036	27,762
Right-of-use lease assets, net of accumulated amortization of $76,462 ($50,336 in 2020)	150,121	153,502
Intangible assets	32,100	32,100
Goodwill	137,889	137,889
Other assets	205,838	272,876
Total assets	$3,043,250	$2,713,903
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Bank call loans	69,500	82,000
Payable to brokers, dealers and clearing organizations	422,057	259,911
Payable to customers	456,958	502,807
Securities sold under agreements to repurchase	277,322	342,438
Securities sold but not yet purchased, at fair value	71,958	126,171
Accrued compensation	342,125	298,263
Accounts payable and other liabilities	76,655	44,791
Income tax payable	13,536	9,726
Lease liabilities	192,019	193,373
Senior secured notes, net of debt issuance costs of $926 ($1,154 in 2020)	124,074	123,846
Deferred tax liabilities, net of deferred tax assets of $54,957 ($44,104 in 2020)	44,016	44,909
Total liabilities	2,090,220	2,028,235
Commitments and contingencies (note 17)
Redeemable noncontrolling interests	127,765	$—
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,447,036 and 12,381,778 shares issued and outstanding as of December 31, 2021 and 2020, respectively	36,309	39,200
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding	133	133
	36,442	39,333
Contributed capital	41,603	41,481
Retained earnings	740,926	601,406
Accumulated other comprehensive income	4,225	3,448
Total Oppenheimer Holdings Inc. stockholders' equity	823,196	685,668
Non-controlling interest	$2,069	$—
Total Stockholders' Equity	$825,265	$685,668
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$3,043,250	$2,713,903
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2021	2020	2019
REVENUE
Commissions	$401,607	$395,097	$320,114
Advisory fees	451,197	455,261	353,671
Investment banking	435,870	222,298	126,211
Bank deposit sweep income	15,557	34,829	117,422
Interest	36,482	33,477	50,723
Principal transactions, net	23,984	27,874	30,094
Other	29,338	29,831	35,144
Total revenue	1,394,035	1,198,667	1,033,379
EXPENSES
Compensation and related expenses	886,840	770,997	657,714
Communications and technology	80,520	82,132	81,588
Occupancy and equipment costs	60,069	62,352	62,198
Clearing and exchange fees	22,306	22,978	21,962
Interest	9,855	15,680	45,687
Other	109,804	75,528	89,318
Total expenses	1,169,394	1,029,667	958,467
Pre-tax income	224,641	169,000	74,912
Income taxes	65,677	46,014	21,959
Net income	$158,964	$122,986	$52,953

Earnings per share
Basic	$12.57	$9.73	$4.10
Diluted	11.70	$9.30	$3.82

Weighted average shares
Basic	12,642,306	12,642,576	12,904,397
Diluted	13,582,828	13,217,335	13,851,832

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2021	2020	2019
Net income	$158,964	$122,986	$52,953
Other comprehensive income (loss), net of tax
Currency translation adjustment	777	1,687	1,596
Comprehensive income	$159,741	$124,673	$54,549

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2021	2020	2019
Share capital
Balance at beginning of year	$39,333	$46,557	$53,392
Issuance of Class A non-voting common stock	4,846	7,824	1,565
Repurchase of Class A non-voting common stock for cancellation	(7,737)	(15,048)	(8,400)
Balance at end of year	36,442	39,333	46,557
Contributed capital
Balance at beginning of year	41,481	47,406	41,776
Share-based expense	10,514	7,683	8,128
Vested employee share plan awards	(9,739)	(13,608)	(2,498)
Change in redemption value of redeemable noncontrolling interests	(653)	—	—
Balance at end of year	41,603	41,481	47,406
Retained earnings
Balance at beginning of year	601,406	496,998	449,989
Net income	158,964	122,986	52,953
Dividends paid	(19,444)	(18,578)	(5,944)
Balance at end of year	740,926	601,406	496,998
Accumulated other comprehensive income
Balance at beginning of year	3,448	1,761	165
Currency translation adjustment	777	1,687	1,596
Balance at end of year	4,225	3,448	1,761
Total Oppenheimer Holdings Inc. stockholders' equity	823,196	685,668	592,722
Non-controlling interest
Contributions during the year	11,946	—	—
Net loss attributable to non-controlling interest	(11)	—	—
Change in redemption value of redeemable noncontrolling interests	(9,866)	—	—
Balance at end of year	2,069	—	—
Total stockholders' equity	$825,265	$685,668	$592,722
Redeemable Non Controlling Interests
Contributions during the year	117,246	—	—
Change in redemption value of redeemable noncontrolling interests	10,519	—	—
Balance at end of year	$127,765	$—	$—

Dividends paid per share	$1.54	$1.48	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2021	2020	2019

Cash flows from operating activities

Net income	$158,964	$122,986	$52,953
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	7,994	8,143	7,635
Deferred income taxes	(792)	21,336	9,878
Amortization of notes receivable	13,427	11,763	12,971
Amortization of debt issuance costs	250	206	236
Write-off of debt issuance costs	—	341	184
Provision for (reversal of) credit losses	2,896	(41)	(435)
Share-based compensation	31,138	16,220	11,819
Amortization of right-of-use lease assets	26,125	25,150	25,186
Gain on repurchase of senior secured notes	—	(86)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	16,375	(34,928)	19,263
Receivable from brokers, dealers and clearing organizations	33,592	(40,201)	3,200
Receivable from customers	(113,511)	(313,860)	(75,722)
Income tax receivable	—	5,170	(4,156)
Securities purchased under agreements to resell	(935)	—	290
Securities owned	(23,987)	189,202	37,865
Notes receivable	(21,249)	(14,254)	(12,583)
Other assets	65,814	(105,435)	(53,698)
Increase (decrease) in operating liabilities:
Drafts payable	—	—	(16,348)
Payable to brokers, dealers and clearing organizations	162,146	(261,064)	231,768
Payable to customers	(45,849)	168,072	(1,881)
Securities sold under agreements to repurchase	(65,116)	55,173	(196,953)
Securities sold but not yet purchased	(54,213)	25,600	15,125
Accrued compensation	23,238	82,367	36,319
Income tax payable	3,810	9,726	—
Accounts payable and other liabilities	7,669	(25,645)	(23,774)
Cash provided by/(used in) operating activities	227,786	(54,059)	79,142

Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(8,268)	(4,528)	(10,024)
Proceeds from the settlement of Company-owned life insurance	2,001	587	1,720
Cash used in investing activities	(6,267)	(3,941)	(8,304)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(19,444)	(18,578)	(5,944)
Issuance of Class A non-voting common stock	58	56	83
Repurchase of Class A non-voting common stock for cancellation	(7,737)	(15,048)	(8,400)
Payments for employee taxes withheld related to vested share-based awards	(4,967)	(5,839)	(1,014)
Issuance of senior secured notes	—	125,000	—
Payment of Company sponsored Initial Public Offering costs	(454)	—	—
Contributions from noncontrolling interests	3,147	—	—
Proceeds from Company sponsored Initial Public Offering	126,500	—	—
Redemption of senior secured notes	—	(148,574)	(50,000)
Repurchase of senior secured notes	—	(1,426)	—
Debt issuance costs	(22)	(1,210)	—
Debt redemption costs	—	(2,507)	(1,688)
(Decrease)/increase in bank call loans, net	(12,500)	82,000	(15,000)
Cash provided by/(used in) financing activities	84,581	13,874	(81,963)
Net increase/(decrease) in cash and cash equivalents and restricted cash	306,100	(44,126)	(11,125)
Cash and cash equivalents and restricted cash, beginning of year	35,424	79,550	90,675
Cash and cash equivalents and restricted cash, end of year	$341,524	$35,424	$79,550

Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheet:	2021	2020	2019
Cash and cash equivalents	$213,759	$35,424	$79,550
Restricted cash	127,765	—	—
Total cash and cash equivalents and restricted cash	$341,524	$35,424	$79,550

Schedule of non-cash financing activities
Employee share plan issuance	$7,361	$12,167	$2,192

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,089	$19,013	$40,678
Cash paid during the year for income taxes, net	$62,378	$11,191	$16,816

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
On January 30, 2020, the spread of the novel coronavirus ("COVID-19") was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). Subsequently, on March 11, 2020, the WHO characterized the COVID-19 outbreak as a pandemic (the "COVID-19 Pandemic"). The COVID-19 Pandemic coupled with the current market volatility has created an economic environment that may have significant accounting and financial reporting implications. The disruption of businesses around the globe due to COVID-19 may be a "trigger event" for companies to reassess valuation and accounting estimates and assumptions such as, impairment of goodwill, valuation allowances of deferred tax assets, fair value of investments and collectability of receivables. We have reviewed the assumptions on which we value our goodwill, as well as valuation allowances on certain assets and the collectability of our receivables as of December 31, 2021 which did not result in any impairment or write-off.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Financial Instruments and Fair Value
Financial Instruments
Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Fair Value Measurements
Accounting guidance for the fair value measurement of financial assets defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and expands fair value measurement disclosures. Fair value, as defined by the accounting guidance, is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):
Level 1:Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2:Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
Level 3:Unobservable inputs that are significant to the overall fair value measurement.
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and Agency securities, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. As of December 31, 2021, the Company had $31.8 million of auction rate securities ("ARS") in level 3 assets. See note 7 for further details.
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
The Company's financing receivables are secured by collateral received from clients and counterparties. In many cases, the Company is permitted to sell or re-pledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or to fulfill the obligation of securities fails to deliver. The Company monitors the market value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.
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
Leases
Right-of-use ("ROU") assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term, excluding non-base rent components such as fixed common area maintenance costs and other fixed costs such as real estate taxes and insurance. The discount rates used in determining the present value of leases are the Company’s incremental borrowing rates, developed based upon each lease’s term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, the ROU assets also include any prepaid lease payments and initial direct costs incurred and are reduced by lease incentives. For these leases, lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed as of December 31, 2021 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2020.
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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of their carrying value as of December 31, 2021.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Foreign Currency Translations
Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income in the consolidated balance sheets. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited which have the U.S. dollar as their functional currency.
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

The Company records uncertain tax positions in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes", on the basis of a two-step process whereby it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
The Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively, in its consolidated income statements.
The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated.
Oppenheimer Acquisition Corp. I

On October 26, 2021, Oppenheimer Acquisition Corp. I (“OHAA”) consummated its $126.5 million initial public offering (the “OHAA IPO”). OHAA is a special purpose acquisition company, incorporated in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). Oppenheimer Acquisition LLC I (the “Sponsor”), a Delaware series limited liability company and the Company’s subsidiary, is the sponsor of OHAA. The Company and its employees control OHAA through the Sponsor’s ownership of Class A founder shares of OHAA. As a result, both OHAA and the Sponsor are consolidated in the Company’s financial statements.

Funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million investment from the Sponsor, are held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”). The cash held in the trust account is recorded in “Restricted Cash” on the consolidated balance sheet.

Transaction costs, which consisted of a net underwriting fee of $2.5 million and $0.5 million of other offering costs, were charged against the gross proceeds of the OHAA IPO consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

“Redeemable noncontrolling interests” of $127.8 million associated with the publicly held OHAA Class A ordinary shares are recorded on the Company’s consolidated balance sheet as of December 31, 2021 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership.

The Public Warrants and Private Warrants exercisable for OHAA Class A ordinary shares that were issued in connection with the OHAA IPO (the “OHAA Warrants”) qualify for equity accounting treatment under FASB ASC Topic 815.

Noncontrolling Interests

Noncontrolling interests represents ownership interests in the Sponsor of OHAA which includes OHAA Class A founder and Class A ordinary shares held by management and employees of the Company as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also includes publicly held warrants to purchase OHAA Class A ordinary shares.

For the year ended December 31, 2021, net loss attributed to noncontrolling interest was $8,000, net of taxes. The amount was deemed immaterial and it had no impact on the Company's earnings per share.

Restricted Cash

Restricted cash represents OHAA deposits held in trust as indicated above.

New Accounting Pronouncements

The Company has reviewed and evaluated the impact of the recently issued Accounting Standard Updates by Financial Accounting Standards Board ("FASB") which is not expected to have a material impact on its consolidated financial statements and disclosure.

3. Financial Instruments - Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", which replaced the incurred loss methodology with a current expected credit loss ("CECL") methodology. The Company elected the modified retrospective method which did not result in a cumulative effect adjustment at the date of adoption.

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

As of December 31, 2021, the Company has $54.0 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the year ended December 31, 2021 no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of December 31, 2021, the uncollected balance of defaulted notes was $7.1 million and the allowance for uncollectibles was $4.9 million. The allowance for uncollectibles consisted of $3.3 million related to defaulted notes balances (five years and older) and $1.6 million (under five years).

The following table presents the disaggregation of defaulted notes by year of origination as of December 31, 2021:

(Expressed in thousands)
As of December 31,
2021
2021	$2,355
2020	616
2019	387
2018	144
2017	272
2016 and prior	3,313
Total	$7,087

The following table presents activity in the allowance for uncollectibles of defaulted notes for the year ended December 31, 2021 and 2020:

(Expressed in thousands)
	For the Year Ended December 31,
	2021	2020
Beginning balance	$4,234	$3,673
Additions and other adjustments	689	561
Ending balance	$4,923	$4,234

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

As of December 31, 2021, the Company had ROU operating lease assets of $150.1 million (net of accumulated amortization of $76.5 million) which are comprised of real estate leases of $147.7 million (net of accumulated amortization of $70.9 million) and equipment leases of $2.4 million (net of accumulated amortization of $5.5 million). As of December 31, 2021, the Company had operating lease liabilities of $192.0 million which are comprised of real estate lease liabilities of $189.6 million and equipment lease liabilities of $2.4 million. The Company had no finance leases or embedded leases as of December 31, 2021.

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

The following table presents the weighted average lease term and weighted average discount rate for our operating leases as of December 31, 2021 and December 31, 2020, respectively:

	As of
	December 31, 2021	December 31, 2020

Weighted average remaining lease term (in years)	7.38	7.84
Weighted average discount rate	6.89%	7.43%

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents operating lease costs recognized for the years ended December 31, 2021 and December 31, 2020, respectively, which are included in occupancy and equipment costs on the consolidated income statements:

(Expressed in thousands)
	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$24,343	$23,271
Real estate leases - Interest expense	14,139	15,142
Equipment leases - Right-of-use lease asset amortization	1,784	1,879
Equipment leases - Interest expense	142	197

The maturities of lease liabilities as of December 31, 2021 are as follows:

(Expressed in thousands)
As of December 31, 2021

2022	$41,696
2023	38,477
2024	33,573
2025	27,703
2026	26,342
After 2026	78,593
Total lease payments	$246,384
Less interest	(54,365)
Present value of operating lease liabilities	$192,019

As of December 31, 2021, the Company had $16.2 million of additional operating leases that have not yet commenced. ($19.2 million as of December 31, 2020).

5.    Revenues from contracts with customers

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Mutual Fund Income — The Company earns mutual fund income for sales and distribution of mutual fund shares,which consists of a fixed fee amount and a variable amount.. The Company recognizes mutual fund income at a point in time on trade date when the performance obligation is satisfied which is when the mutual fund interest is sold to the investor. The ongoing distribution fees for distributing investment products from mutual fund companies are generally considered variable consideration because they are based on the value of AUM and are uncertain on trade date. The Company recognizes distribution fees over the investment period as the amounts become known and the portion recognized in the current period may relate to distribution services performed in prior periods. Mutual fund income is generally received within 90 days.
Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds, asset-based programs and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client AUM exceeds a specified benchmark return or other performance targets over a 12-month measurement period are met. Performance fees are considered variable as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2021 and 2020:

(Expressed in thousands)	For the Year Ended December 31, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$181,073	$—	$183,778	$9	$364,860
Mutual fund income	36,651	—	8	88	36,747
Advisory fees	346,559	104,584	3	51	451,197
Investment banking - capital markets	24,965	—	215,902	—	240,867
Investment banking - advisory	250	—	194,753	—	195,003
Bank deposit sweep income	15,557	—	—	—	15,557
Other	13,382	—	1,198	58	14,638
Total revenues from contracts with customers	618,437	104,584	595,642	206	1,318,869
Other sources of revenue:
Interest	29,290	—	6,990	202	36,482
Principal transactions, net	3,195	—	22,598	(1,809)	23,984
Other	14,138	14	474	74	14,700
Total other sources of revenue	46,623	14	30,062	(1,533)	75,166
Total revenue	$665,060	$104,598	$625,704	$(1,327)	$1,394,035

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)	For the Year Ended December 31, 2020
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$174,346	$—	$185,542	$29	$359,917
Mutual fund income	35,101	3	9	67	35,180
Advisory fees	326,858	128,258	2	143	455,261
Investment banking - capital markets	16,093	—	123,670	—	139,763
Investment banking - advisory	—	2,000	80,535	—	82,535
Bank deposit sweep income	34,829	—	—	—	34,829
Other	14,316	—	2,485	127	16,928
Total revenues from contracts with customers	601,543	130,261	392,243	366	1,124,413
Other sources of revenue:
Interest	25,148	—	7,749	580	33,477
Principal transactions, net	3,300	—	26,306	(1,732)	27,874
Other	12,092	13	454	344	12,903
Total other sources of revenue	40,540	13	34,509	(808)	74,254
Total revenue	$642,083	$130,274	$426,752	$(442)	$1,198,667

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
The Company had receivables related to revenue from contracts with customers of $37.2 million and $30.8 million at December 31, 2021 and December 31, 2020, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2021 and 2020.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $235,000 and $613,000 for years ended December 31, 2021 and 2020.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	December 31, 2021	December 31, 2020
Contract assets (receivables):
Commission (1)	$2,886	$3,107
Mutual fund income (2)	6,205	5,989
Advisory fees (3)	4,546	1,590
Bank deposit sweep income (4)	595	687
Investment banking fees (5)	17,765	16,119
Other	5,195	3,324
Total contract assets	$37,192	$30,816
Deferred revenue (payables):
Investment banking fees (6)	$235	$613
Total deferred revenue	$235	$613
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

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2021, these contract costs were $1.5 million ($1.6 million as of December 31, 2020). There were no significant charges recognized in relation to these costs for year ended December 31, 2021.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

6.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2021	2020
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$99,752	$110,932
Receivable from brokers	39,716	30,133
Securities failed to deliver	9,212	17,840
Clearing organizations	19,518	28,955
Other	1,704	15,634
Total	$169,902	$203,494
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$244,223	$249,499
Payable to brokers	2,077	4,102
Securities failed to receive	6,457	6,218
Clearing organizations and other (1)	169,300	92
Total	$422,057	$259,911
(1) The balance as of December 31, 2021 primarily related to a trade/settlement date adjustment for U.S.Government Securities.

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
Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of December 31, 2021, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of December 31, 2021, the Company owned $31.8 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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
As of December 31, 2021, the Company had a valuation adjustment totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the consolidated balance sheet).
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2021:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$900	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,621	4,035	N/A	N/A
	$5,521	$4,035

(1) Includes investments in hedge funds and hedge fund of funds that pursue long/short, event-driven, and activist strategies.
(2) Includes private equity funds and private equity fund of funds with diversified portfolios focusing on but not limited to technology companies, venture capital and global natural resources.

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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of December 31, 2021, the fair value of the investment was $4.9 million and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis, as of December 31, 2021 and 2020, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$29,083	$—	$—	$29,083
Securities owned:
U.S. Treasury securities	505,875	—	—	505,875
U.S. Agency securities	—	5,622	—	5,622
Sovereign obligations	—	1,494	—	1,494
Corporate debt and other obligations	—	8,111	—	8,111
Mortgage and other asset-backed securities	—	3,889	—	3,889
Municipal obligations	—	18,520	—	18,520
Convertible bonds	—	13,778	—	13,778
Corporate equities	45,380	—	—	45,380
Money markets	31	—	—	31
Auction rate securities	—	—	31,804	31,804
Securities owned, at fair value	551,286	51,414	31,804	634,504
Investments (1)	—	12,970	—	12,970
Derivative contracts:
TBAs	—	92	—	92
Total	$580,369	$64,476	$31,804	$676,649
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$42,298	$—	$—	$42,298
U.S. Agency securities	—	4	—	4
Corporate debt and other obligations	—	2,515	—	2,515
Convertible bonds	—	8,462	—	8,462
Corporate equities	18,679	—	—	18,679
Securities sold but not yet purchased, at fair value	60,977	10,981	—	71,958
Derivative contracts:
Futures	287	—	—	287
TBAs	—	81	—	81
Derivative contracts, total	287	81	—	368
Total	$61,264	$11,062	$—	$72,326

(1) Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$23,991	$—	$—	$23,991
Securities owned:
U.S. Treasury securities	448,312	—	—	448,312
U.S. Agency securities	—	24,616	—	24,616
Sovereign obligations	—	367	—	367
Corporate debt and other obligations	—	23,977	—	23,977
Mortgage and other asset-backed securities	—	3,103	—	3,103
Municipal obligations	—	25,190	—	25,190
Convertible bonds	—	17,497	—	17,497
Corporate equities	36,554	—	—	36,554
Money markets	200	—	—	200
Auction rate securities	—	—	30,701	30,701
Securities owned, at fair value	485,066	94,750	30,701	610,517
Investments (1)	—	4,181	—	4,181
Derivative contracts:
TBAs	—	15	—	15
Derivative contracts, total	—	15	—	15
Total	$509,057	$98,946	$30,701	$638,704
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$93,261	$—	$—	$93,261
U.S. Agency securities	—	9	—	9
Sovereign obligations	—	623	—	623
Corporate debt and other obligations	—	5,283	—	5,283
Convertible bonds	—	9,103	—	9,103
Corporate equities	17,892	—	—	17,892
Securities sold but not yet purchased, at fair value	111,153	15,018	—	126,171
Derivative contracts:
Futures	22	—	—	22
TBAs	—	3	—	3
ARS purchase commitments	—	—	195	195
Derivative contracts, total	22	3	195	220
Total	$111,175	$15,021	$195	$126,391

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2021
	Beginning Balance	Total Realized and Unrealized Losses (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Auction rate securities (1)	$30,701	$(197)	$1,350	$(50)	$—	$31,804
Liabilities
ARS purchase commitments (2)	195	(1)	—	(196)	—	—

(1) Represents auction rate securities that failed in the auction rate market.
(2) Represents the difference in principal and fair value for auction rate securities purchase commitments outstanding at the end of the period.
(3) Included in principal transactions in the consolidated income statement.
(4) Unrealized lossess are attributable to assets or liabilities that are still held at the reporting date.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2020
	Beginning Balance	Total Realized and Unrealized Losses(3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out) (1)	Ending Balance

Assets
Auction rate securities	$—	$(165)	$1,300	$—	$29,566	$30,701
Liabilities
ARS purchase commitments (2)	—	(137)	—	—	332	195
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
Assets and liabilities not measured at fair value as of December 31, 2021

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$213,759	$213,759	$—	$—	$213,759
Restricted cash	127,765	127,765	—	—	127,765
Deposits with clearing organization	37,885	37,885	—	—	37,885
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,752	—	99,752	—	99,752
Receivables from brokers	39,716	—	39,716	—	39,716
Securities failed to deliver	9,212	—	9,212	—	9,212
Clearing organizations	19,518	—	19,518	—	19,518
Other	1,693	—	1,693	—	1,693
	169,891	—	169,891	—	169,891
Receivable from customers	1,221,450	—	1,221,450	—	1,221,450
Securities purchased under agreements to resell	935	—	935	—	935
Notes receivable, net	53,983	—	53,983	—	53,983
Investments (1)	99,169	—	99,169	—	99,169
(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$69,500	$—	$69,500	$—	$69,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	244,223	—	244,223	—	244,223
Payable to brokers	2,077	—	2,077	—	2,077
Securities failed to receive	6,457	—	6,457	—	6,457
Other	169,013	—	169,013	—	169,013
	421,770	—	421,770	—	421,770
Payables to customers	456,958	—	456,958	—	456,958
Securities sold under agreements to repurchase	277,322	—	277,322	—	277,322
Senior secured notes	125,000	—	131,094	—	131,094

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2020

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$35,424	$35,424	$—	$—	$35,424
Deposits with clearing organization	59,352	59,352	—	—	59,352
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	110,932	—	110,932	—	110,932
Receivables from brokers	30,133	—	30,133	—	30,133
Securities failed to deliver	17,840	—	17,840	—	17,840
Clearing organizations	28,955	—	28,955	—	28,955
Other	15,622	—	15,622	—	15,622
	203,482	—	203,482	—	203,482
Receivable from customers	1,110,835	—	1,110,835	—	1,110,835
Notes receivable, net	46,161	—	46,161	—	46,161
Investments (1)	85,552	—	85,552	—	85,552

(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	82,000	—	82,000	—	82,000
Payables to brokers, dealers and clearing organizations:
Securities loaned	$249,499	$—	$249,499	$—	$249,499
Payable to brokers	4,102	—	4,102	—	4,102
Securities failed to receive	6,218	—	6,218	—	6,218
Other	70	—	70	—	70
	259,889	—	259,889	—	259,889
Payables to customers	502,807	—	502,807	—	502,807
Securities sold under agreements to repurchase	342,438	—	342,438	—	342,438
Senior secured notes	125,000	—	127,033	—	127,033
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

The notional amounts and fair values of the Company's derivatives as of December 31, 2021 and 2020 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2021
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$14,300	$92
		$14,300	$92

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,520,000	$287
Other contracts	TBAs	14,300	81
		$3,534,300	$368

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the years ended December 31, 2021 and 2020:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$812
Other contracts	Foreign exchange forward contracts	Other revenue	(22)
	TBAs	Principal transactions revenue	157
	Purchase commitments	Principal transactions revenue	(987)
	ARS purchase commitments	Principal transactions revenue	(1)
			$(41)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2021, the outstanding balance of bank call loans was $69.5 million ($82 million as of December 31, 2020). Such loans were collateralized by the Firm's securities and customer securities with market values of approximately $38.5 million and $44.4 million, respectively, with commercial banks.
As of December 31, 2021, the Company had approximately $1.8 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $205.2 million under securities loan agreements.
As of December 31, 2021, the Company had pledged $358.1 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2021, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2021:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$306,793
Securities loaned:
Equity securities	244,223
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$551,016

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2021 and 2020:

As of December 31, 2021
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$30,406	$(29,471)	$935	$—	$—	$935
Securities borrowed (1)	99,752	—	99,752	(96,929)	—	2,823
Total	$130,158	$(29,471)	$100,687	$(96,929)	$—	$3,758
(1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$306,793	$(29,471)	$277,322	$(276,992)	$—	$330
Securities loaned (2)	244,223	—	244,223	(236,597)	—	7,626
Total	$551,016	$(29,471)	$521,545	$(513,589)	$—	$7,956
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of December 31, 2021, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2021, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $96.4 million ($108.0 million as of December 31, 2020) and $307.3 million ($88.3 million as of December 31, 2020), respectively, of which the Company has sold and re-pledged approximately $29.4 million ($36.2 million as of December 31, 2020) under securities loaned transactions and $307.3 million under repurchase agreements ($88.3 million as of December 31, 2020).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $266.4 million, as presented on the face of the consolidated balance sheet as of December 31, 2021 ($440.5 million as of December 31, 2020).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2021 are receivables from four major U.S. broker-dealers totaling approximately $72.9 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2021 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2021, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
The Company serves as general partner of hedge funds and private equity funds that were established for the purpose of providing alternative investments to both its institutional and qualified retail clients. The Company's investment in and additional capital commitments to these hedge funds and private equity funds are considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited to the amount committed.
The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent its maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests is included in other assets on the consolidated balance sheet.
In addition, the Company serves as general partner of Oppenheimer Acquisition LLC I and Oppenheimer Acquisition LLC II (the "Sponsors"). They are sponsors of two Special Purpose Acquisition Companies, OHAA and Oppenheimer Acquisition Corp. II (the "SPACs”), that are seeking to effect a transaction which could be in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The sponsors and the SPACs are consolidated VIE's as the Company is the primary beneficiary.
On October 26, 2021, OHAA consummated its $126.5 million IPO. The Company and its employees control OHAA through the Sponsor’s ownership of Class A founder shares of OHAA. As a result, both OHAA and the Sponsor are consolidated in the Company’s financial statements. See note 2 for further details.
The following table sets forth the total assets and liabilities of VIE's consolidated on our consolidated balance sheet:

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020
Asset
Cash and cash equivalents	$1,798	$551
Restricted Cash	127,765	—
Other Assets	722	—
Total Assets	$130,285	$551
Liabilities
Other Liabilities	24	1
Total Liabilities	$24	$1

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

10.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020
Furniture, fixtures and equipment	$63,334	$62,860
Leasehold improvements	57,487	55,860
Total	120,821	118,720
Less accumulated depreciation	(92,785)	(90,958)
Total	$28,036	$27,762
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated income statements was $8.0 million, $8.1 million and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

11.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates. Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2021	2020
Year-end balance	$69,500	$82,000
Weighted interest rate (at end of year)	0.96%	1.09%
Maximum balance (at any month-end)	117,800	203,100
Average amount outstanding (during the year)	76,412	82,760
Average interest rate (during the year)	0.95%	0.93%
Interest expense for the year ended December 31, 2021 on bank call loans was $0.7 million ($0.8 million in 2020 and $0.4 million in 2019).

12.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2021	December 31, 2020
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Cost		(926)	(1,154)
		$124,074	$123,846

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of December 31, 2021, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the year ended December 31, 2021 was $6.9 million ($1.9 million for the year ended December 31, 2020). Interest paid on the Notes for the year ended December 31, 2021 was $7.0 million ($0 for 2020).

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

On August 28, 2020, the Parent issued a conditional notice of redemption to redeem the entire $150.0 million aggregate principal amount of the outstanding Old Notes on September 28, 2020 (the “Redemption Date”). The Company held $1.4 million in treasury for a net outstanding amount of $148.6 million. The redemption was conditioned upon the consummation of a financing sufficient to provide funds to deposit with the Trustee to redeem the Old Notes. On September 22, 2020, the Parent issued a notice to satisfy and discharge all of its obligations under the indenture governing the Old Notes (the "Old Notes Indenture"). In connection therewith, on September 22, 2020, the Parent deposited with the Trustee for the Old Notes funds sufficient to redeem all outstanding Old Notes on the Redemption Date and instructed the Trustee to apply such funds to redeem the Old Notes on the Redemption Date. The redemption payment deposit was an amount equal to the redemption price of 101.6875% of the aggregate principal amount of the Old Notes, which includes a call premium of $2.5 million plus accrued and unpaid interest thereon to, but not including, the Redemption Date. In addition, the Parent wrote off unamortized debt issuance costs of $341,200.

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

Interest expense on the Old Notes for the year ended December 31, 2020 was $7.4 million ($12.3 million in 2019). Interest paid on the Old Notes for the year ended December 31, 2020 was $7.4 million.

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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2021	2020
Class A Stock outstanding, beginning of year	12,381,778	12,698,703
Issued pursuant to share-based compensation plans (note 16)	242,450	401,597
Repurchased and canceled pursuant to the stock buy-back	(177,192)	(718,522)
Class A Stock outstanding, end of year	12,447,036	12,381,778
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
During the year ended December 31, 2021, the Company purchased and canceled an aggregate of 177,192 shares of Class A Stock for a total consideration of $7.7 million ($43.67 per share). As of December 31, 2021, 223,821 shares remained available to be purchased under this program. During the year ended December 31, 2020, the Company purchased and canceled an aggregate of 718,522 shares of Class A Stock for a total consideration of $15.0 million ($20.94 per share). As of December 31, 2020, 401,013 shares remained available to be purchased under the share repurchase program.
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
Dividends
The Company paid cash dividends of $1.54 per share in 2021 to holders of Class A and Class B Stock which includes a special cash dividend of $1.00 per share paid on December 31, 2021 in the aggregate amount of $12.6 million. In 2020, the Company paid cash dividends of $1.48 per share which includes a special cash dividend of $1.00 per share paid on December 30, 2020 in the aggregate amount of $12.5 million. The Company paid cash dividends of $0.46 per share in 2019.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2021	2020	2019
Basic weighted average number of shares outstanding	12,642,306	12,642,576	12,904,397
Net dilutive effect of share-based awards, treasury method (1)	940,522	574,759	947,435
Diluted weighted average number of shares outstanding	13,582,828	13,217,335	13,851,832

Net income	$158,964	$122,986	$52,953

Earnings per share
Basic	$12.57	$9.73	$4.10
Diluted	$11.70	$9.30	$3.82

(1)For the year ended December 31, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive. For the years ended December 31, 2020 and 2019, the diluted net income per share computation did not include the anti-dilutive effect of 10,770 and 7,628 shares of Class A Stock granted under share-based compensation arrangements, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

15.    Income taxes
Income tax expenses (benefits) shown in the consolidated income statements are reconciled to amounts of tax that would have been payable (recoverable) from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax	$47,176	21.0%	$35,491	21.0%	$15,732	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	13,585	6.0%	8,770	5.2%	4,258	5.7%
Unrecognized tax benefit	59	—%	(853)	-0.5%	—	—%
Valuation allowance	1,121	0.5%	517	0.3%	1,663	2.2%
Non-taxable income	(430)	(0.2)%	(580)	(0.3)%	(738)	(1.0)%
Provision to return adjustments	281	0.1%	239	0.1%	(723)	(1.0)%
Change in state and foreign tax rates	1,384	0.6%	238	0.1%	(135)	(0.2)%
Foreign tax rate differentials	(223)	(0.1)%	(469)	(0.3)%	(59)	(0.1)%
Excess tax benefits from share-based awards	(1,542)	(0.7)%	(1,008)	(0.6)%	(234)	(0.3)%
Non-Deductible Executive Compensation	3,956	1.8%	2,831	1.7%	1,072	1.4%
Other non-deductible expenses	310	0.2%	838	0.5%	1,123	1.6%
Total income taxes	$65,677	29.2%	$46,014	27.2%	$21,959	29.3%
Income tax expenses (benefits) included in the consolidated income statements represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020	2019
Current:
U.S. federal tax	$47,880	$17,794	$9,502
State and local tax	18,331	6,498	2,289
Non-U.S. operations	258	386	290
Total Current	66,469	24,678	12,081
Deferred:
U.S. federal tax	(1,745)	17,182	7,177
State and local tax	790	4,310	2,924
Non-U.S. operations	163	(156)	(223)
Total Deferred	(792)	21,336	9,878
Total	$65,677	$46,014	$21,959
Pre-tax loss with respect to non-U.S. operations was $1.2 million for the years ended December 31, 2021. (Pre-tax income with respect to non-U.S. operation was $1.5 million for the year ended December 31, 2020). Pre-tax loss with respect to non-U.S. operations was $4.9 million for the year ended December 31, 2019.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate for the year ended December 31, 2021 was 29.2% compared with 27.2% for the year ended December 31, 2020. The higher tax rate in the current year was primarily due to an increase in apportionment factors in state and local jurisdictions with higher statutory tax rates.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

(Expressed in thousands)
	As of December 31,
	2021	2020
Deferred tax assets:
Deferred compensation	$31,083	$24,782
Deferred rent and lease incentives	10,828	9,951
Net operating losses and credits	9,304	8,664
Receivable reserves	2,257	1,290
Accrued expenses	3,516	407
Auction rate securities reserves	1,387	1,366
Involuntary conversion	1,749	1,693
Other	986	1,010
Total deferred tax assets	61,110	49,163
Valuation allowance	(6,153)	(5,059)
Deferred tax assets after valuation allowance	54,957	44,104
Deferred tax liabilities:
Goodwill	42,455	41,128
Partnership investments	37,196	32,978
Company-owned life insurance	16,854	13,037
Depreciation	2,139	1,552
Other	329	318
Total deferred tax liabilities	98,973	89,013
Deferred tax liabilities, net	$(44,016)	$(44,909)
The Company had deferred tax assets at December 31, 2021 of $3.2 million arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated). As of December 31, 2021, the Company had deferred tax assets of $3.5 million arising from net operating losses incurred by Oppenheimer Europe Ltd and had recorded full valuation allowances as the Company believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future.
Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions was amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

The Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2017 in the U.S. federal jurisdiction.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company has unrecognized tax benefits of $0.3 million, $0.2 million and $1.1 million as of December 31, 2021, 2020 and 2019, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2021 and 2020 were $271,000 and $167,000, respectively, of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2021, the Company released $0.2 million in unrecognized tax benefits and added $0.3 million related to state and local tax matters. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2021	2020	2019
Balance at beginning of year	$212	$1,079	$1,079
Additions for tax positions of prior years	343	212	—
Lapse in statute of limitations	—	—	—
Settlements with taxing authorities	(212)	(1,079)	—
Balance at end of year	$343	$212	$1,079
In its consolidated income statements, the Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively. For the year ended December 31, 2021, 2020 and 2019, the Company released tax-related interest expense of $164,000, $227,000 and $87,000, respectively, in its consolidated income statement. As of December 31, 2021 and 2020, the Company had an income tax-related interest payable of $41,000 and $205,000, respectively, on its consolidated balance sheets.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Restricted stock - The Company has granted restricted stock awards pursuant to the OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the OIP for the year ended December 31, 2021:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Nonvested at beginning of year	1,328,877	$22.63	1.9 years
Granted	631,390	29.66	2.9 years
Vested	(376,139)	17.79	—
Forfeited	(41,412)	25.95	—
Nonvested at end of year	1,542,716	$26.59	2.2 years
As of December 31, 2021, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2021 was $71.5 million. During the year ended December 31, 2021, the Company included $10.5 million ($7.7 million in 2020 and $8.1 million in 2019) of compensation expense in its consolidated income statements relating to restricted Class A Stock awards.
As of December 31, 2021, there was $21.8 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 2.2 years.
As of December 31, 2021, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 689,140.
On January 26, 2022, the Company awarded a total of 362,823 restricted shares of Class A Stock to current     employees pursuant to the OIP. Of these restricted shares, 129,548 shares will cliff vest in three years and 233,275 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - The Company has granted stock options pursuant to the OIP. There were 10,770 and 14,209 options outstanding as of December 31, 2021 and 2020, respectively.
In the year ended December 31, 2021, the Company included $21,669 ($25,300 in 2020 and $26,200 in 2019) of compensation expense in its consolidated income statements relating to the expensing of stock options.
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2021:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2021
January 6, 2017	367,320	$18.90	5 days	$27.47
January 5, 2018	436,010	27.05	1 year	19.22
January 11, 2019	509,216	26.45	2 years	21.49
January 10, 2020	522,720	27.54	3 years	20.90
January 11, 2021	623,380	32.16	4 years	18.59
Total OARs Outstanding	2,458,646
Total weighted average values		$27.11	3.1 years	$21.12

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The fair value as of December 31, 2021 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 6, 2017	January 5, 2018	January 11, 2019	January 10, 2020	January 11, 2021
Expected term (1)	5 days	1 year	2 years	3 years	4 years
Expected volatility factor (2)	20.602%	35.942%	45.514%	39.569%	36.701%
Risk-free interest rate (3)	0.002%	0.380%	0.738%	0.964%	1.164%
Quarterly dividends (4)	$0.54	$0.54	$0.54	$0.54	$0.54
    (1) The expected term was determined based on the remaining life of the actual awards.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the
Company's Class A Stock over a historical period commensurate to the expected term of the awards.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the
U.S. Treasury yield curve in effect at December 31, 2021.
(4) Quarterly dividends were used to compute the expected annual dividend yield.

As of December 31, 2021, 2,458,646 of outstanding OARs were unvested and none were vested. As of December 31, 2021, the aggregate intrinsic value of OARs outstanding was $47.4 million. In the year ended December 31, 2021, the Company included $20.6 million ($8.5 million in 2020 and $3.7 million in 2019) in compensation expense in its consolidated income statements relating to OARs awards. The liability related to the OARs was $29.8 million as of December 31, 2021. As of December 31, 2021, there was $22.1 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.1 years.

On January 7, 2022, 647,460 OARs were awarded to Oppenheimer employees related to fiscal 2021 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plans
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $19,500, $19,500 and $19,000 per annum in 2021, 2020 and 2019, respectively. The Company made contributions to the 401(k) Plan of $4.3 million, $3.5 million and $2.4 million in 2021, 2020 and 2019, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals for fiscal 2021 of $12.8 million ($10.0 million in 2020 and $9.3 million in 2019). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2021, the Company's liability with respect to the EDCP and DIP totaled $56.1 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2021.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2021, the Company's liability with respect to this plan totaled $24.3 million.
The total amount expensed in 2021 for the Company's deferred compensation plans was $18.4 million ($18.1 million in 2020 and $19.4 million in 2019)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On December 15, 2021, the Company adopted the Oppenheimer & Co. Inc. Investment Banking and Capital Markets Deferred Compensation Plan ("CMDP") for eligible employees in the Capital Markets business segment. An employee is eligible to participate in the Plan if the employee (i) is an Investment Banking Division employee of Oppenheimer with a title of Associate or above whose previous year’s salary and bonus exceeded $200,000, or (ii) is a professional working in the Oppenheimer Capital Markets Division (but not the Investment Banking Division) who is designated by the Plan Administrator (in its sole discretion) as eligible to participate in the Plan. The CMDP has both mandatory and elective contributions. The amount of compensation subject to mandatory deferral (“Bonus Deferral Credit”) is based on a schedule maintained by the Plan Administrator from time to time. The Bonus Deferral Credit vests ratably over a period of three years and is distributed upon vesting. For the elective portion, a participant is eligible if his or her base salary and bonus exceed $500,000 and he or she may elect to defer up to 50% of the total of his or her base salary and bonus amounts (“Elective Deferral Credit”) for a 5-year or 10-year period. The Elective Deferral Credit is 100% vested at all times. The Company provides a Matching Credit of 10% of the Elective Deferral Credit which vests on last day of the Performance Year (as defined in the CMDP) attributable to the Matching Credit. The Elective Deferral Credit and the Matching Credit are distributed in lump sums in the year following the fifth or tenth anniversary of the last day of the Performance Year (as defined in the CMDP), depending on the participant’s election. At December 31, 2021, the Company’s deferral related to the CMDP totaled $26.4 million which is comprised of Bonus Deferral Credits. Eligibility for Elective Deferral Credits begins in 2023 for elections made by December 31, 2021.

17.    Commitments and contingencies
Commitments
The Company had capital commitments of $4.3 million with respect to unfunded obligation in private equity funds sponsored by the Company and $16.2 million of commitments related to additional operating leases that have not yet commenced.

As of December 31, 2021, the Company had no collateralized or uncollateralized letters of credit outstanding.

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
On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon, rather that Oppenheimer’s failure to properly supervise its employees allowed the alleged scheme to occur and continue. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against the claims made in this action.

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in thirteen arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately $25.0 million in the aggregate while others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

18.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2021, the net capital of Oppenheimer as calculated under the Rule was $423.3 million or 32.16% of Oppenheimer's aggregate debit items. This was $397.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2021, Freedom had net capital of $4.6 million, which was $4.5 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2021, the capital required and held under the Capital Requirements Directive ("CRD IV") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 14.4% (required 4.5%);
•Tier 1 Capital ratio 14.4% (required 6.0%); and
•Total Capital ratio 19.2% (required 8.0%).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

In December 2017, Oppenheimer Europe Ltd. received approval from the Financial Conduct Authority ("FCA") for a variation of permission to remove the limitation of "matched principal business" from the firm's scope of permitted businesses and become a "Full-Scope Prudential Sourcebook for Investment Firms (IFPRU) €730K" firm which was effective January 2018. In addition to the capital requirement under CRV IV above, Oppenheimer Europe Ltd. is required to maintain a minimum capital of EUR 730,000. As of December 31, 2021, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.
As of December 31, 2021, the regulatory capital of Oppenheimer Investments Asia Limited was $3.9 million, which was $3.5 million in excess of the $385,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of December 31, 2021, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

19.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2021 and 2020, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets are carried at $32.1 million, are not amortized, and are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2021 and 2020 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of their carrying value.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the years ended December 31, 2021, 2020 and 2019. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020	2019
Revenue
Private client (1)	$665,060	$642,083	$653,409
Asset management (1)	104,598	130,274	88,755
Capital markets	625,704	426,752	290,830
Corporate/Other	(1,327)	(442)	385
Total	$1,394,035	$1,198,667	$1,033,379
Pre-Tax Income (Loss)
Private client (1)	$101,146	$122,844	$163,917
Asset management (1)	35,874	71,625	31,606
Capital markets	204,090	83,442	(13,724)
Corporate/Other	(116,469)	(108,911)	(106,887)
Total	$224,641	$169,000	$74,912
(1) Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2021, 2020 and 2019 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2021	2020	2019
Americas	$1,336,628	$1,146,759	$998,344
Europe/Middle East	51,698	45,767	31,599
Asia	5,709	6,141	3,436
Total	$1,394,035	$1,198,667	$1,033,379

21.    Subsequent events
On January 28, 2022, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on February 25, 2022 to holders of Class A Stock and Class B Stock of record on February 11, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2021.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 8, 2021 with respect to fiscal 2021.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2020 and is submitting such Certifications for 2021 herewith.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 16. FORM 10-K SUMMARY

    None

EXHIBIT INDEX
Unless there is a parenthetical indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	Amended and Restated By-Laws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2021)

4.1
Indenture dated as of June 23, 2017 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as an exhibit to Form 8-K dated June 23, 2017).

4.2
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

10.5
First Amendment to Agreement of Lease dated January 29, 2013 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.6
Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the directors of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.7
Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the officers of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.8
Oppenheimer & Co. Inc. Executive Deferred Compensation Plan (As Amended and Restated Effective January 1, 2005) (As Further Amended and Restated with respect to Specific Elective Accounts Effective as of March 1, 2013) (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.9	Oppenheimer Holdings Inc. 2014 Incentive Plan (previously filed as an exhibit to Form 10-K for the year ended December 31, 2013).

10.10
Amended and Restated Performance-Based Compensation Agreement between Oppenheimer Holdings Inc. and Albert G. Lowenthal effective as of May 11, 2015 (previously filed as an exhibit to form 10-K for the year ended December 31, 2017).

10.11	Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (previously filed as an exhibit to form 10-K for the year ended December 31, 2018)

10.12	Oppenheimer & Co. Inc. 2021 Executive Deferred Compensation Plan (previously filed as an Exhibit to Form 8-K filed December 20, 2021).

10.13
Offer of Settlement, dated February 22, 2010, between the Commonwealth of Massachusetts Division of Securities and Oppenheimer & Co. Inc., Albert Lowenthal, Robert Lowenthal and Greg White (previously filed as an Exhibit to Form 8-K filed February 26, 2010).

21	Subsidiaries of the registrant (filed herewith).

22	Subsidiary Guarantors and Issuers of Registered Senior Secured Notes (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Jeffrey J. Alfano (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Jeffrey J. Alfano (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Income Statements for the three years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2020, 2019 and 2018, and (vi) the notes to the Consolidated Financial Statements.*
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 2022.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Jeffrey J. Alfano
Jeffrey J. Alfano, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.J. Alfano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
J.J. Alfano

/s/ E. Behrens	Director	February 28, 2022
E. Behrens

/s/ T. Dwyer	Director	February 28, 2022
T. Dwyer

/s/ W. Ehrhardt	Director	February 28, 2022
W. Ehrhardt

/s/ P. Friedman	Director	February 28, 2022
P. Friedman

/s/ L. Roth	Director	February 28, 2022
L. Roth

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	February 28, 2022
A.G. Lowenthal

/s/ R.S. Lowenthal	Director, President	February 28, 2022
R.S. Lowenthal

/s/ A.W. Oughtred	Director	February 28, 2022
A.W. Oughtred

/s/ T. Glasser	Director	February 28, 2022
T. Glasser