Form 10-Q
period 2022-03-31
OPPENHEIMER HOLDINGS INC
filed 2022-04-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 29, 2022 was 12,131,656 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$47,453	$213,759
Deposits with clearing organizations	101,371	66,968
Restricted cash	127,781	127,765
Receivable from brokers, dealers and clearing organizations	209,437	169,902
Receivable from customers, net of allowance for credit losses of $3,311 ($3,326 in 2021)	1,261,305	1,221,450
Securities purchased under agreements to resell	—	935
Securities owned, including amounts pledged of $551,736 ($266,428 in 2021), at fair value	689,046	634,504
Notes receivable, net	57,879	53,983
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $94,745 ($92,785 in 2021)	28,530	28,036
Right-of-use lease assets, net of accumulated amortization of $69,923 ($76,462 in 2021)	151,150	150,121
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	175,516	205,838
Total assets	$3,019,457	$3,043,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Bank call loans	$78,150	$69,500
Payable to brokers, dealers and clearing organizations	319,503	422,057
Payable to customers	506,988	456,958
Securities sold under agreements to repurchase	481,151	277,322
Securities sold but not yet purchased, at fair value	97,371	71,958
Accrued compensation	115,731	342,125
Income tax payable	13,158	13,536
Accounts payable and other liabilities	97,201	76,655
Lease liabilities	194,102	192,019
Senior secured notes, net of debt issuance costs of $863 ($926 in 2021)	124,137	124,074
Deferred tax liabilities, net of deferred tax assets of $50,191 ($54,957 in 2021)	47,254	44,016
Total liabilities	2,074,746	2,090,220
Commitments and contingencies (note 14)
Redeemable noncontrolling interests	127,765	127,765
Stockholders' equity
Share capital
Class A non-voting common stock, par value $0.001 per share, 50,000,000 shares authorized, 12,156,174 and 12,447,036 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	22,495	36,309
Class B voting common stock, par value $0.001 per share, 99,665 shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021	133	133
	22,628	36,442
Contributed capital	39,829	41,603
Retained earnings	748,323	740,926
Accumulated other comprehensive income	3,611	4,225
Total Oppenheimer Holdings Inc. stockholders' equity	814,391	823,196
Noncontrolling interest	2,555	2,069
Total Stockholders' Equity	816,946	825,265
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$3,019,457	$3,043,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except number of shares and per share amounts)	2022	2021
REVENUE
Commissions	$98,321	$113,471
Advisory fees	115,766	104,496
Investment banking	38,470	124,501
Bank deposit sweep income	4,354	4,008
Interest	9,517	8,666
Principal transactions, net	2,364	10,865
Other	(2,764)	7,275
Total revenue	266,028	373,282
EXPENSES
Compensation and related expenses	186,031	255,601
Communications and technology	21,585	20,607
Occupancy and equipment costs	14,690	15,182
Clearing and exchange fees	5,976	6,275
Interest	2,512	2,647
Other	21,021	20,843
Total expenses	251,815	321,155

Pre-tax income	14,213	52,127
Income taxes	4,435	13,469
Net income	$9,778	$38,658

Net income attributable to noncontrolling interest, net of tax	486	—
Net income attributable to Oppenheimer Holdings Inc.	$9,292	$38,658

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.75	$3.07
Diluted	$0.69	$2.91

Weighted average shares outstanding
Basic	12,467,632	12,579,130
Diluted	13,499,334	13,299,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands)	2022	2021
Net income	$9,778	$38,658
Other comprehensive income (loss), net of tax
Currency translation adjustment	(614)	(836)
Comprehensive income	9,164	37,822
Less net income attributable to noncontrolling interests	486	—
Comprehensive income attributable to Oppenheimer Holdings Inc.	$8,678	$37,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except per share amounts)	2022	2021
Share capital
Balance at beginning of period	$36,442	$39,333
Issuance of Class A non-voting common stock	2,344	3,808
Repurchase of Class A non-voting common stock for cancellation	(16,158)	—
Balance at end of period	22,628	43,141
Contributed capital
Balance at beginning of period	41,603	41,481
Share-based expense	2,821	2,460
Vested employee share plan awards	(4,595)	(8,512)
Balance at end of period	39,829	35,429
Retained earnings
Balance at beginning of period	740,926	601,406
Net income (1)	9,292	38,658
Dividends paid	(1,895)	(1,506)
Balance at end of period	748,323	638,558
Accumulated other comprehensive income
Balance at beginning of period	4,225	3,448
Currency translation adjustment	(614)	(836)
Balance at end of period	3,611	2,612
Total Oppenheimer Holdings Inc. stockholders' equity	$814,391	$719,740
Noncontrolling interest
Balance at beginning of period	2,069	—
Net income attributable to non-controlling interest	486	—
Balance at end of period	2,555	—
Total stockholders' equity	$816,946	$719,740
Redeemable Noncontrolling Interests
Balance at beginning of period	127,765	—
Contributions during the year	—	—
Balance at end of period	$127,765	$—

Dividends paid per share	$0.15	$0.12

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2022	2021
Cash flows from operating activities
Net income	$9,778	$38,658
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,996	1,926
Deferred income taxes	3,162	1,885
Amortization of notes receivable	3,735	3,438
Amortization of debt issuance costs	63	62
Provision for credit losses	5	1,509
Share-based compensation	2,910	10,598
Amortization of right-of-use lease assets	6,570	6,501
Decrease (increase) in operating assets:
Deposits with clearing organizations	(34,403)	6,049
Receivable from brokers, dealers and clearing organizations	(39,535)	(30,421)
Receivable from customers	(39,860)	(43,173)
Securities purchased under agreements to resell	935	(25,937)
Securities owned	(54,542)	5,187
Notes receivable	(7,631)	(6,124)
Other assets	29,708	87,739
Increase (decrease) in operating liabilities:
Drafts payable	—	12,392
Payable to brokers, dealers and clearing organizations	(102,554)	161,502
Payable to customers	50,030	(40,357)
Securities sold under agreements to repurchase	203,829	(335,288)
Securities sold but not yet purchased	25,413	234,315
Accrued compensation	(226,483)	(99,101)
Income tax payable	(378)	6,050
Accounts payable and other liabilities	15,106	9,858
Cash (used in)/provided by operating activities	(152,146)	7,268
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(2,490)	(999)
Cash used in investing activities	(2,490)	(999)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,895)	(1,506)
Repurchase of Class A non-voting common stock for cancellation	(16,158)	—
Payments for employee taxes withheld related to vested share-based awards	(2,251)	(4,720)
Debt issuance costs	—	(22)
Increase/(decrease) in bank call loans, net	8,650	(6,900)
Cash used in financing activities	(11,654)	(13,148)
Net decrease in cash, cash equivalents and restricted cash	(166,290)	(6,879)
Cash, cash equivalents and restricted cash, beginning of period	341,524	35,424
Cash, cash equivalents and restricted cash, end of period	$175,234	$28,545

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2022	2021
Cash and cash equivalents	$47,453	$28,545
Restricted cash	127,781	—
Total cash, cash equivalents and restricted cash	$175,234	$28,545

Schedule of non-cash financing activities
Employee share plan issuance	$3,809	$6,228

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$4,135	$4,578
Cash paid during the period for income taxes, net	$1,675	$797
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
Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., which is engaged in offering investment services in the State of Israel. Oppenheimer holds a trading permit on the New York Stock Exchange.
2.    Summary of significant accounting policies and estimates
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has reviewed the assumptions on which it values its goodwill, as well as valuation allowances on certain assets and the collectability of its receivables as of March 31, 2022, which did not result in any impairment or write-off.
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

Funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million in investment from the Sponsor, are held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”). The cash held in the trust account is recorded in “Restricted Cash” on the consolidated balance sheet.

Transaction costs, which consisted of a net underwriting fee of $2.5 million and $0.5 million of other offering costs, were charged during fourth quarter of 2021 against the gross proceeds of the OHAA IPO consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

“Redeemable noncontrolling interests” of $127.8 million associated with the publicly held OHAA Class A ordinary shares are recorded on the Company’s consolidated balance sheet as of March 31, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership basis.

The public warrants and private warrants exercisable for OHAA Class A ordinary shares that were issued in connection with the OHAA IPO (the “OHAA Warrants”) qualify for equity accounting treatment under FASB ASC Topic 815.
Oppenheimer Principal Investments LLC
Oppenheimer Principal Investments LLC ("OPI") is a Delaware special purpose "Series" limited liability company formed in December 2020 and designed to retain and reward talented employees of the Company, primarily in connection with the deployment of Company capital into successful private market investments, and also in connection with the Company's receipt of non-cash compensation from investment banking assignments. OPI is designed to promote alignment of Company, client and employee interests as they relate to profitable investment opportunities. This program acts as an incentive for senior employees to identify attractive private investments for the Company and its clients, and as a retention tool for key employees of the Company. OPI treats its members as partners for tax purposes generally and with respect to the separate Series formed to participate in (i) the incentive fees generated by successful client investments in the Company's Private Market Opportunities program, or (ii) principal investments made by the Company or a portion of the gains thereon, either through the outright purchase of an investment or consideration earned in lieu of an investment banking fee or other transaction fee. Employees who become members of a Series receive a "profit interest", as that term is used in IRS regulations, and receive an allocation of capital appreciation of the investment held by the particular Series that exceeds a threshold amount established for each Series. Participating employees are also subject to vesting and forfeiture requirements for each Series investment. The Company’s policy is to consolidate those entities where it owns the majority voting interests. The Company owns the majority voting interest of OPI through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. Pursuant to the Company’s policy for consolidation, the Company consolidates OPI.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Noncontrolling Interests

Noncontrolling interests represents ownership interests in the Sponsor of OHAA which includes OHAA Class A founder and Class A ordinary shares held by management and employees of the Company as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also include publicly held warrants to purchase OHAA Class A ordinary shares. Additionally, noncontrolling interests also includes the profits allocated to employees who have profit interests in OPI's Series.

Restricted Cash

Restricted cash represents OHAA deposits held in trust as indicated above.

3.    Financial Instruments - Credit Losses

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

As of March 31, 2022, the Company had $57.9 million of notes receivable ($54.0 million as of December 31, 2021). Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months ended March 31, 2022 no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2022, the uncollected balance of defaulted notes was $7.6 million and the allowance for uncollectibles was $5.2 million. The allowance for uncollectibles consisted of $3.5 million related to defaulted notes balances (five years and older) and $1.7 million related to defaulted notes balances (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of default as of March 31, 2022:

(Expressed in thousands)
As of March 31, 2022

2022	$598
2021	2,334
2020	585
2019	365
2018	138
2017 and prior	3,567
Total	$7,587

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended
March 31, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended March 31
	2022	2021
Beginning balance	$4,923	$4,234
Additions and other adjustments	324	532
Ending balance	$5,247	$4,766
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022, the Company had right-of-use operating lease assets of $151.2 million (net of accumulated amortization of $69.9 million) which are comprised of real estate leases of $148.6 million (net of accumulated amortization of $67.5 million) and equipment leases of $2.6 million (net of accumulated amortization of $2.4 million). As of March 31, 2022, the Company had operating lease liabilities of $194.1 million which are comprised of real estate lease liabilities of $191.5 million and equipment lease liabilities of $2.6 million. The Company had no finance leases or embedded leases as of March 31, 2022.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of March 31, 2022 and December 31, 2021, respectively:

	As of
	March 31, 2022	December 31, 2021

Weighted average remaining lease term (in years)	7.23	7.38
Weighted average discount rate	6.79%	6.89%

The following table presents operating lease costs recognized for the three months ended March 31, 2022 and March 31, 2021, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2022	2021
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,157	$6,056
Real estate leases - Interest expense	3,356	3,596
Equipment leases - Right-of-use lease asset amortization	414	445
Equipment leases - Interest expense	32	39

The maturities of lease liabilities as of March 31, 2022 and December 31, 2021 are as follows:

(Expressed in thousands)
	As of
	March 31, 2022	December 31, 2021
2022	$31,884	$41,696
2023	40,149	38,477
2024	35,214	33,573
2025	29,689	27,703
2026	28,354	26,342
After 2026	81,720	78,593
Total lease payments	$247,010	$246,384
Less interest	(52,908)	(54,365)
Present value of lease liabilities	$194,102	$192,019

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022, the Company had $15.9 million of additional operating leases that have not yet commenced ($16.2 million as of December 31, 2021).
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
Commissions
Commissions from Sales and Trading — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. A substantial portion of the Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, is recognized at a point in time on trade date when the performance obligation is satisfied.

Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options and commodities transactions. The Company records a receivable on the trade date and receives a payment on the settlement date.

Mutual Fund Income — The Company earns mutual fund income for sales and distribution of mutual fund shares, which consists of a fixed fee amount and a variable amount. The Company recognizes mutual fund income at a point in time on trade date when the performance obligation is satisfied which is when the mutual fund interest is sold to the investor. The ongoing distribution fees for distributing investment products from mutual fund companies are generally considered variable consideration because they are based on the value of AUM and are uncertain on trade date. The Company recognizes distribution fees over the investment period as the amounts become known and the portion recognized in the current period may relate to distribution services performed in prior periods. Mutual fund income is generally received within 90 days.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2022 and 2021:

(Expressed in thousands)	For the Three Months Ended March 31, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$43,355	$—	$46,636	$11	$90,002
Mutual fund and insurance income	8,322	—	5	(8)	8,319
Advisory fees	88,527	27,113	117	9	115,766
Investment banking - capital markets	3,306	—	13,224	—	16,530
Investment banking - advisory	35	—	21,905	—	21,940
Bank deposit sweep income	4,354	—		—	4,354
Other	2,837	—	318	122	3,277
Total revenue from contracts with customers	150,736	27,113	82,205	134	260,188
Other sources of revenue:
Interest	8,147	—	1,293	77	9,517
Principal transactions, net	(1,933)	—	1,516	2,781	2,364
Other	(6,103)	4	37	21	(6,041)
Total other sources of revenue	111	4	2,846	2,879	5,840
Total revenue	$150,847	$27,117	$85,051	$3,013	$266,028

(Expressed in thousands)	For the Three Months Ended March 31, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$48,398	$—	$55,800	$(3)	$104,195
Mutual fund and insurance income	9,198	—	2	76	9,276
Advisory fees	80,254	24,227	3	12	104,496
Investment banking - capital markets	8,510	—	80,069	—	88,579
Investment banking - advisory	—	—	35,922	—	35,922
Bank deposit sweep income	4,008	—	—	—	4,008
Other	3,120	—	559	14	3,693
Total revenue from contracts with customers	153,488	24,227	172,355	99	350,169
Other sources of revenue:
Interest	6,476	—	2,152	38	8,666
Principal transactions, net	630	—	8,954	1,281	10,865
Other	3,429	3	138	12	3,582
Total other sources of revenue	10,535	3	11,244	1,331	23,113
Total revenue	$164,023	$24,230	$183,599	$1,430	$373,282

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

The Company had receivables related to revenue from contracts with customers of $28.0 million and $37.2 million at March 31, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2022.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $180,000 and $235,000 at March 31, 2022 and December 31, 2021, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	March 31, 2022	December 31, 2021
Contract assets (receivables):
Commission (1)	$7,562	$2,886
Mutual fund income (2)	6,137	6,205
Advisory fees (3)	3,785	4,546
Bank deposit sweep income (4)	1,188	595
Investment banking fees (5)	6,376	17,765
Other	2,945	5,195
Total contract assets	$27,993	$37,192
Deferred revenue (payables):
Investment banking fees (6)	$180	$235
Total deferred revenue	$180	$235
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2022	2021
Basic weighted average number of shares outstanding	12,467,632	12,579,130
Net dilutive effect of share-based awards, treasury method (1)	1,031,702	720,113
Diluted weighted average number of shares outstanding	13,499,334	13,299,243

Net income attributable to Oppenheimer Holdings Inc.	$9,292	$38,658

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.75	$3.07
Diluted	$0.69	$2.91
(1) For the three months ended March 31, 2022 and March 31, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2022	December 31, 2021
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$98,276	$99,752
Receivable from brokers	38,165	39,716
Securities failed to deliver	37,028	9,212
Clearing organizations	19,758	19,518
Other	16,210	1,704
Total	$209,437	$169,902
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$300,323	$244,223
Securities failed to receive	18,614	6,457
Payable to brokers	566	2,077
Clearing organizations and other (1)	—	169,300
Total	$319,503	$422,057
(1) The balance at December 31, 2021 primarily related to a trade/settlement date adjustment for U.S. Government Securities.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of March 31, 2022, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of March 31, 2022, the Company owned $31.8 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of March 31, 2022, the Company had a valuation adjustment totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2022:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$813	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	7,592	3,791	N/A	N/A
	$8,405	$3,791
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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of March 31, 2022, the fair value of the investment was $4.8 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$38,566	$—	$—	$38,566
Securities owned:
U.S. Treasury securities	554,315	—	—	554,315
U.S. Agency securities	—	4,643	—	4,643
Sovereign obligations	—	2,527	—	2,527
Corporate debt and other obligations	—	14,543	—	14,543
Mortgage and other asset-backed securities	—	2,750	—	2,750
Municipal obligations	—	20,136	—	20,136
Convertible bonds	—	23,074	—	23,074
Corporate equities	35,254	—	—	35,254
Auction rate securities	—	—	31,804	31,804
Securities owned, at fair value	589,569	67,673	31,804	689,046
Investments (1)	—	13,934	—	13,934
Derivative contracts:
TBAs	—	6	—	6
Derivative contracts, total	—	6	—	6
Total	$628,135	$81,613	$31,804	$741,552
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$60,220	$—	$—	$60,220
U.S. Agency securities	—	5	—	5
Sovereign obligations	—	4,171	—	4,171
Corporate debt and other obligations	—	5,805	—	5,805
Convertible bonds	—	6,741	—	6,741
Corporate equities	20,429	—	—	20,429
Securities sold but not yet purchased, at fair value	80,649	16,722	—	97,371
Derivative contracts:
Futures	1,832	—	—	1,832
TBAs	—	26	—	26
Derivative contracts, total	1,832	26	—	1,858
Total	$82,481	$16,748	$—	$99,229
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,804	$—	$—	$—	$—	$31,804
(1) Represents auction rate securities that failed in the auction rate market.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of March 31, 2022:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$47,453	$47,453	$—	$—	$47,453
Restricted cash	127,781	127,781	—	—	127,781
Deposits with clearing organization	62,805	62,805	—	—	62,805
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	98,276	—	98,276	—	98,276
Receivables from brokers	38,165	—	38,165	—	38,165
Securities failed to deliver	37,028	—	37,028	—	37,028
Clearing organizations	19,758	—	19,758	—	19,758
Other	18,062	—	18,062	—	18,062
	211,289	—	211,289	—	211,289
Receivable from customers	1,261,305	—	1,261,305	—	1,261,305
Notes receivable, net	57,879	—	57,879	—	57,879
Investments (1)	93,055	—	93,055	—	93,055
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$78,150	$—	$78,150	$—	$78,150
Payables to brokers, dealers and clearing organizations:
Securities loaned	300,323	—	300,323	—	300,323
Payable to brokers	566	—	566	—	566
Securities failed to receive	18,614	—	18,614	—	18,614
	319,503	—	319,503	—	319,503
Payables to customers	506,988	—	506,988	—	506,988
Securities sold under agreements to repurchase	481,151	—	481,151	—	481,151
Senior secured notes	125,000	—	125,054	—	125,054

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2021:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$213,759	$213,759	$—	$—	$213,759
Restricted cash	127,765	127,765	—	—	127,765
Deposits with clearing organization	37,885	37,885	—	—	37,885
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,752	—	99,752	—	99,752
Receivables from brokers	39,716	—	39,716	—	39,716
Securities failed to deliver	9,212	—	9,212	—	9,212
Clearing organizations	19,518	—	19,518	—	19,518
Other	1,693	—	1,693	—	1,693
	169,891	—	169,891	—	169,891
Receivable from customers	1,221,450	—	1,221,450	—	1,221,450
Securities purchased under agreements to resell	935	—	935	—	935
Notes receivable, net	53,983	—	53,983	—	53,983
Investments (1)	99,169	—	99,169	—	99,169
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$69,500	$—	$69,500	$—	$69,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	244,223	—	244,223	—	244,223
Payable to brokers	2,077	—	2,077	—	2,077
Securities failed to receive	6,457	—	6,457	—	6,457
Other	169,013	—	169,013	—	169,013
	421,770	—	421,770	—	421,770
Payables to customers	456,958	—	456,958	—	456,958
Securities sold under agreements to repurchase	277,322	—	277,322	—	277,322
Senior secured notes	125,000	—	131,094	—	131,094

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2022, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of March 31, 2022 and December 31, 2021 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2022
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$6,700	$6
		$6,700	$6
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$4,460,000	$1,832
Other contracts	TBAs	6,700	26
		$4,466,700	$1,858
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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three months ended March 31, 2022 and 2021:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$2,191
Other contracts	TBAs	Principal transactions revenue, net	63
			$2,254

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$1,020
Other contracts	TBAs	Principal transactions revenue, net	37
			$1,057

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2022, the outstanding balance of bank call loans was $78.2 million ($69.5 million as of December 31, 2021). Such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $26.0 million and $65.3 million, respectively.
As of March 31, 2022, the Company had approximately $1.8 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $252.2 million under securities loan agreements.
As of March 31, 2022, the Company had pledged $424.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2022, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2022:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$525,314
Securities loaned:
Equity securities	300,323
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$825,637

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2022 and December 31, 2021:

As of March 31, 2022
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$44,163	$(44,163)	$—	$—	$—	$—
Securities borrowed (1)	98,276	—	98,276	(97,917)	—	359
Total	$142,439	$(44,163)	$98,276	$(97,917)	$—	$359
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$525,314	$(44,163)	$481,151	$(479,774)	$—	$1,377
Securities loaned (2)	300,323	—	300,323	(282,951)	—	17,372
Total	$825,637	$(44,163)	$781,474	$(762,725)	$—	$18,749
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2021
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$30,406	$(29,471)	$935	$—	$—	$935
Securities borrowed (1)	99,752	—	99,752	(96,929)	—	2,823
Total	$130,158	$(29,471)	$100,687	$(96,929)	$—	$3,758
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$306,793	$(29,471)	$277,322	$(276,992)	$—	$330
Securities loaned (2)	244,223	—	244,223	(236,597)	—	7,626
Total	$551,016	$(29,471)	$521,545	$(513,589)	$—	$7,956
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2022, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2022, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $94.5 million ($96.4 million as of December 31, 2021) and $44.2 million ($307.3 million as of December 31, 2021), respectively, of which the Company has sold and re-pledged approximately $31.4 million ($29.4 million as of December 31, 2021) under securities loaned transactions and $44.2 million under repurchase agreements ($307.3 million as of December 31, 2021).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $551.7 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2022 ($266.4 million as of December 31, 2021).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2022 were receivables from three major U.S. broker-dealers totaling approximately $66.2 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2022 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2022, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent its maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the consolidated balance sheet.
In addition, the Company serves as general partner of Oppenheimer Acquisition LLC I and Oppenheimer Acquisition LLC II (the "Sponsors"). They are sponsors of two Special Purpose Acquisition Companies, Oppenheimer Acquisition Corp. I ("OHAA") and Oppenheimer Acquisition Corp. II (together, the "SPACs”), that are seeking to effect a transaction which could be in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Sponsors and the SPACs are consolidated VIE's as the Company is the primary beneficiary.
On October 26, 2021, OHAA consummated its $126.5 million IPO. The Company and its employees control OHAA through the Oppenheimer Acquisition LLC I’s ownership of Class A founder shares of OHAA. As a result, both OHAA and such Sponsor are consolidated in the Company’s financial statements.
The following table sets forth the total assets and liabilities of VIE's consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of March 31,
	2022	2021
Asset
Cash and cash equivalents	$1,633	$—
Restricted Cash	127,781	—
Other Assets	680	—
Total Assets	$130,094	$—
Liabilities
Other Liabilities	63	—
Total Liabilities	$63	$—

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2022	December 31, 2021
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Cost		(863)	(926)
		$124,137	$124,074
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
The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its Old Notes, in the principal amount of $150.0 million (the Parent held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto. The cost to issue the Notes was $3.1 million, of which $1.9 million was paid to its subsidiary, Oppenheimer & Co Inc., who served as the initial purchaser of the offering, and was eliminated in consolidation. The remaining $1.2 million was capitalized and is amortized over the term of the Notes.

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
•limitation on restricted payments, which generally restricts the Parent’s ability to declare certain dividends or distributions, repurchase its capital stock or make certain investments;
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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of March 31, 2022, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three months ended March 31, 2022 and March 31, 2021 was $1.7 million and $1.7 million, respectively.

12. Income taxes

The effective income tax rate for the three months ended March 31, 2022 was 31.2% compared with 25.8% for the prior year period and reflects the Company's estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the first quarter of 2022 was negatively impacted by unfavorable permanent items whereas the effective tax rate for the first quarter of 2021 was positively impacted by favorable discrete items.

13.    Share capital
The Company's authorized share capital consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2022	2021
Class A Stock outstanding, beginning of period	12,447,036	12,381,778
Issued pursuant to share-based compensation plans	86,451	204,265
Repurchased and canceled pursuant to the stock buy-back	(377,313)	—
Class A Stock outstanding, end of period	12,156,174	12,586,043

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
On February 28, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 518,000 shares of the Company's Class A Stock, representing approximately 4.2% of its 12,322,073 then issued and outstanding shares of Class A Stock. This authorization supplemented the 12,407 shares that remained authorized and available under the Company's previous share repurchase program for a total of 530,407 shares authorized and available for repurchase at February 28, 2022.

During the three months ended March 31, 2022, the Company purchased and canceled an aggregate of 377,313 shares of Class A Stock for a total consideration of $16.2 million ($42.82 per share) under this program. During the three months ended March 31, 2021, the Company did not purchase or cancel Class A Stock under this program. As of March 31, 2022, 364,508 shares remained available to be purchased under the share repurchase program.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's condensed consolidated financial statements as a whole.

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $32.0 million as of March 31, 2022. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages alleging violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon; rather, that Oppenheimer’s failure to properly supervise its employees allowed the alleged scheme to occur and continue. On November 22, 2021, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. The motion to dismiss was fully briefed on January 17, 2021. Oppenheimer believes these claims to be without merit and intends to vigorously defend itself against the claims made in this action.

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in twenty arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately
$38.0 million in the aggregate while others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2022, the net capital of Oppenheimer as calculated under the Rule was $440.4 million or 30.40% of Oppenheimer's aggregate debit items. This was $411.4 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2022, Freedom had net capital of $4.5 million, which was $4.4 million in excess of the $100,000 required to be maintained at that date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2022, the capital required and held under the FCA’s Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:

•Common Equity Tier 1 ratio 171% (required 56.0%);
•Tier 1 Capital ratio 171% (required 75.0%); and
•Total Capital ratio 228% (required 100.0%).

Effective January 2022 IFPR changed, minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of March 31, 2022, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.

As of March 31, 2022, the regulatory capital of Oppenheimer Investments Asia Limited was $4.7 million, which was $4.3 million in excess of the $383,007 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of March 31, 2022, Oppenheimer Investment Asia Limited is in compliance with its regulatory requirements.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three months ended March 31, 2022 and 2021. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2022	2021
Revenue
Private client (1)	$150,847	$164,023
Asset management (1)	27,117	24,230
Capital markets	85,051	183,599
Corporate/Other	3,013	1,430
Total	$266,028	$373,282
Pre-Tax Income (Loss)
Private client (1)	$24,146	$24,263
Asset management (1)	9,474	7,553
Capital markets	1,166	49,991
Corporate/Other	(20,573)	(29,680)
Total	$14,213	$52,127
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2022 and 2021 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2022	2021
Americas	$251,910	$356,707
Europe/Middle East	11,977	15,410
Asia	2,141	1,165
Total	$266,028	$373,282

17.    Subsequent events
On April 29, 2022, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on May 27, 2022 to holders of Class A Stock and Class B Stock of record on May 13, 2022.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2022, we provided our services from 93 offices in 24 states located throughout the United States and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of March 31, 2022 totaled $117.2 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At March 31, 2022, client assets under management ("AUM") totaled $42.7 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At March 31, 2022, the Company employed 2,896 employees (2,853 full-time and 43 part-time), of whom 993 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses where we can employ individual experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. We are continuously reviewing ways in which we can increase security around our data and our platform as the risks of cybercrime increase. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices as well as new industry exposure where we believe we can be successful.
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

Impact of Interest Rates

The Federal Reserve ("FED") has announced its intention to increase the Federal Funds Rate over future periods and began this process by increasing the FED Funds Rate by 25bps in March 2022. As a result of the risk of continued inflation, it is likely that interest rates across the spectrum will increase significantly from the record low levels of recent years. In addition, the FED has announced that it will reduce its balance sheet as it allows maturing bonds to runoff without re-investing the proceeds. The increase in interest rates, if and when they take place will be favorable to the Company’s interest-based revenues. These changes in policy are intended to reduce inflation and are likely to also reduce economic activity possibly leading to a recession. However increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings. However, such increases while bringing down inflationary pressures may also prove detrimental to economic expansion and thereby to financial markets in general. The impact of rate increases seems likely to increase volatility in financial markets, decrease the value of fixed income investments and impact equity share prices.
Ukraine War
In February 2022, without provocation, Russia invaded Ukraine. Over ensuing weeks, the war has lasted longer than previously thought, and it seems likely will last for a more extended period of time than previously thought as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia, its companies and various notable Russian individuals. The impact of the sanctions has been to increase the price of hydrocarbons and the costs of various agricultural products produced by both Russia and Ukraine and disrupted supplies to further increase inflationary pressures in Europe as well as the rest of the world. It has also had the indirect effect of lowering consumer confidence and consumer spending, all of which could have an adverse impact on financial markets and thus on our business.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators regarding the impact of COVID-19 on our business. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to significantly restrict non-essential business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to have the vast majority of employees work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Given the recent surge in COVID-19 cases related to the Omicron variant, many employees from our home office and branch locations are working remotely while employees from select groups are working from office locations given the nature of their responsibilities. We anticipate employees returning to offices once the risks associated with the Omicron variant subside while maintaining flexible work arrangements. In recent weeks, we have seen increased attendance at the workplace as local regulations have been loosened, hospital visits reduced and a larger portion of the population vaccinated. There can be no assurance at this time that these improvements will continue and we continue to closely monitor the situation.

EXECUTIVE SUMMARY

The results for the quarter reflect the significant downturn in equity capital market issuance, which had an out-sized impact on the Company during the period. Markets reflected the continuing impact of COVID on the economy, the changed interest rate environment and the impact on consumer confidence of the invasion of Ukraine by Russia early in the quarter. The emerging high inflationary environment at the highest levels in 40 years, due to continued supply chain issues and higher inflation expectations are propelling consumer prices higher and draining energy from the equity markets. By quarter’s end, interest rates reached the highest levels since 2018. While the Company’s pipeline of potential future banking business remains strong, the closing of the window for IPO’s and secondary offerings, and the closing down of the SPAC market dramatically reduced capital market revenues for the first quarter of 2022 compared to the record number of offerings during the first quarter of 2021.

Wealth Management continued to deliver solid results driven by near record AUM and net investor flows. The continued steady performance of our Wealth Management business offset some of the impact of disappointing revenue, but, nevertheless, the Firm's reported results were significantly reduced from 2021. Concerns around inflation, higher oil prices, the FED's announced intention of raising short-term rates and the commencement of the run-off of the FED’s balance sheet all weighed on equity markets during the period. These concerns drove up the yield on the 10-Year Treasury to 2.52% at period end. We remain confident in the resiliency of our platform and our ability to provide essential investment services to our clients.

RESULTS OF OPERATIONS
The Company reported net income of $9.3 million or $0.75 basic earnings per share for the first quarter of 2022, a decrease of 76.0%, compared with net income of $38.7 million or $3.07 basic earnings per share for the first quarter of 2021. Revenue for the first quarter of 2022 was $266.0 million, a decrease of 28.7% compared to revenue of $373.3 million for the first quarter of 2021.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	1Q-2022	1Q-2021	Change	% Change
Revenue	$266,028	$373,282	$(107,254)	(28.7)
Compensation expense	$186,031	$255,601	$(69,570)	(27.2)
Non-compensation expense	$65,784	$65,554	$230	0.4
Pre-Tax Income	$14,213	$52,127	$(37,914)	(72.7)
Income Taxes	$4,435	$13,469	$(9,034)	(67.1)
Net Income (1)	$9,292	$38,658	$(29,366)	(76.0)

Earnings per share (basic) (1)	$0.75	$3.07	$(2.32)	(75.6)
Earnings per share (diluted) (1)	$0.69	$2.91	$(2.22)	(76.3)

Book Value Per Share	$66.45	$56.74	$9.71	17.1
Tangible Book Value Per Share (2)	$52.58	$43.34	$9.24	21.3

CAUA ($ billions)	$117.2	$111.4	$5.8	5.2
AUM ($ billions)	$42.7	$40.2	$2.5	6.2
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Client assets under administration and under management were both at near record levels at March 31, 2022 and up from the same period in 2021.
•Advisory fees increased from the same period last year due to near record high assets under management.
•Book value and tangible book value per share reached record levels at March 31, 2022.
•Reduced first quarter 2022 gross revenue, net income, and earnings per share reflected a significant decline in industry-wide activity, and lower net revenues in underwriting, trading and M&A fees.
•Significantly reduced revenue and earnings in the Capital Markets segment for the first quarter of 2022 were driven by reduced capital markets activity.
•The Company repurchased 377,313 shares of Class A non-voting common stock during the first quarter of 2022 under its previously announced buy-back plan or 3% of shares outstanding at year-end.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months ended March 31, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2022	2021	% Change
Revenue
Private Client	$150,847	$164,023	(8.0)
Asset Management	27,117	24,230	11.9
Capital Markets	85,051	183,599	(53.7)
Corporate/Other	3,013	1,430	110.7
Total	$266,028	$373,282	(28.7)

Pre-Tax Income (Loss)
Private Client	$24,146	$24,263	(0.5)
Asset Management	9,474	7,553	25.4
Capital Markets	1,166	49,991	(97.7)
Corporate/Other	(20,573)	(29,680)	(30.7)
Total	$14,213	$52,127	(72.7)

Private Client

Private Client reported revenue for the current quarter of $150.8 million, 8.0% lower than the prior year period due to lower commissions and decreases in the cash surrender value of Company-owned life insurance policies partially offset by an increase in bank deposit sweep income from higher interest rates. Pre-tax income of $24.1 million in the current quarter resulted in a pre-tax profit margin of 16.0%. Financial advisor headcount at the end of the current quarter was 993 compared to 1,000 at the end of the first quarter of 2021. The productivity of our financial advisors increased, reflecting higher individual production levels.

('000s, except Financial advisor headcount or otherwise indicated)
	1Q-2022	1Q-2021	Change	% Change
Revenue	$150,847	$164,023	$(13,176)	(8.0)
Retail commissions	$51,677	$57,596	$(5,919)	(10.3)
Advisory fee revenue	$88,527	$80,254	$8,273	10.3
Bank deposit sweep income	$4,354	$4,008	$346	8.6
Interest	$8,147	$6,476	$1,671	25.8
Other	$(1,858)	$15,689	$(17,547)	*

Total Expenses	$126,701	$139,760	$(13,059)	(9.3)
Compensation	$99,855	$111,395	$(11,540)	(10.4)
Non-compensation	$26,846	$28,365	$(1,519)	(5.4)

Pre-tax Income	$24,146	$24,263	$(117)	(0.5)

Compensation Ratio	66.2%	67.9%	(170)	(2.5)
Non-compensation Ratio	17.8%	17.3%	50	2.9
Pre-tax Margin	16.0%	14.8%	120	8.1

Client Asset Under Administration (billions)	$117.2	$111.4	$5.8	5.2
Cash Sweep Balances (billions)	$8.1	$7.4	$0.7	26.0
Financial Advisor Headcount	993	1,000	(7)	(0.7)
*Percentage not meaningful

•Retail commissions decreased 10.3% from a year ago due to a decrease in client activity compared to the significantly elevated levels of a year ago.
•Advisory fees increased 10.3% due to higher assets under management.
•Bank deposit sweep income increased $0.3 million or 8.6% from a year ago due to higher balances and higher short-term interest rates.
•Interest revenue increased 25.8% from a year ago due to higher short-term interest rates and higher average margin balances.
•Other revenue decreased primarily due to decreases in the cash surrender value of Company-owned life insurance policies during the current period compared to increases in the value of those policies in the prior year period.
•Compensation expenses decreased 10.4% from a year ago primarily due to decreased production, share-based and deferred compensation costs.
•Non-compensation expenses decreased 5.4% from a year ago primarily due to a decrease in the allowance for credit losses partially offset by higher interest and travel expenses.
Asset Management
Asset Management reported revenue for the current quarter of $27.1 million, 11.9% higher compared with a year ago. Pre-tax income was $9.5 million, an increase of 25.4% compared with the prior year period.

('000s unless otherwise indicated)	1Q-2022	1Q-2021	Change	% Change
Revenue	$27,117	$24,230	$2,887	11.9
Advisory fee revenue	$27,113	$24,227	$2,886	11.9
Other	$4	$3	$1	100.0

Total Expenses	$17,643	$16,677	$966	5.8
Compensation	$7,086	$7,259	$(173)	(2.4)
Non-compensation	$10,557	$9,418	$1,139	12.1

Pre-tax Income	$9,474	$7,553	$1,921	25.4

Compensation Ratio	26.1%	30.0%	(390)	(13.0)
Non-compensation Ratio	38.9%	38.9%	—	—
Pre-tax Margin	34.9%	31.2%	370	11.9

AUM (billions)	$42.7	$40.2	$2.5	6.2
•Advisory fee revenue increased 11.9% due to higher assets under management during the first quarter of 2022 compared with the first quarter of 2021 and positive net asset flows.
•The Firm changed its advisory fee billings from quarterly in advance to monthly in advance starting on April 1, 2022.
•AUM was near a record level of $42.7 billion at March 31, 2022, which is the basis for advisory fee billings for April 2022.
•The increase in AUM was comprised of higher asset values of $1.9 billion on existing client holdings and a net contribution of assets of $0.6 billion.
•Compensation expenses were down 2.4% from a year ago which was primarily due to decreases in incentive compensation.
•Non-compensation expenses were up 12.1% when compared to the prior year period due to a higher communication and technology expenses and portfolio manager expense.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2022:

(Expressed in millions)
	For the Three Months Ended March 31, 2022
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions/Profit Distribution
Traditional (1)	$37,833	$1,515	$(1,488)	$(1,869)	$35,991
Institutional Fixed Income (2)	868	18	(11)	(36)	839
Alternative Investments:
Hedge funds (3)	4,678	61	(121)	(775)	3,843
Private Equity Funds (4)	1,575	105	(8)	(9)	1,663
Portfolio Enhancement Program (5)	380	—	(15)	—	365
	$45,334	$1,699	$(1,643)	$(2,689)	$42,701
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

Capital Markets
Capital Markets reported revenue for the current quarter of $85.1 million, 53.7% lower when compared with the prior year period. Pre-Tax income was $1.2 million, a decreased of 97.7% compared with pre-tax income of $50.0 million a year ago.

('000s)	1Q-2022	1Q-2021	Change	% Change
Revenues	$85,051	$183,599	$(98,548)	(53.7)

Investment Banking	$32,975	$116,836	$(83,861)	(71.8)
Advisory fees	$21,905	$35,922	$(14,017)	(39.0)
Equities underwriting	$11,236	$74,582	$(63,346)	(84.9)
Fixed income underwriting	$1,987	$5,487	$(3,500)	(63.8)
Other	$(2,153)	$845	$(2,998)	*

Sales and Trading	$51,603	$66,063	$(14,460)	(21.9)
Equities	$35,928	$43,556	$(7,628)	(17.5)
Fixed Income	$15,675	$22,507	$(6,832)	(30.4)

Other	$473	$700	$(227)	(32.4)

Total Expenses	$83,885	$133,608	$(49,723)	(37.2)
Compensation	$60,223	$111,930	$(51,707)	(46.2)
Non-compensation	$23,662	$21,678	$1,984	9.2

Pre-tax Income	$1,166	$49,991	$(48,825)	(97.7)

Compensation Ratio	70.8%	61.0%	980	16.1
Non-compensation Ratio	27.8%	11.8%	1,600	135.6
Pre-tax Margin	1.4%	27.2%	(2,580)	(94.9)

*Percentage not meaningful

•Advisory fees earned from investment banking activities decreased 39.0% compared with a year ago. The high advisory fees from the prior year period were driven by large completed M&A transactions in healthcare, technology, and consumer products.
•Equity underwriting fees decreased 84.9% compared with a year ago due to a significant decrease in equity underwriting activity in the healthcare and technology sectors, particularly for companies utilizing the SPAC framework to access the public markets.
•Fixed income underwriting fees were down 63.8% compared with a year ago primarily driven by a decrease in public finance issuances during the 2022 period.
•Equities sales and trading revenue decreased 17.5% compared with a year ago due to a marked decline in volumes in the equities market compared to the elevated levels in the prior year period.
•Fixed Income sales and trading revenue declined significantly by 30.4% compared with a year ago driven by lower trading volumes in the fixed income and municipal market.
•Compensation expenses decreased 46.2% compared with a year ago primarily due to decreased incentive compensation.
•Non-compensation expenses were 9.2% higher than a year ago due to increased interest costs and increased costs associated with business travel and entertainment and conferences.

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2021.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2022, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2022, total assets increased by 0.8% from December 31, 2021. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2022, the Company had bank call loans of $78.2 million compared to $69.5 million at December 31, 2021. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $4.8 million and $383,007, respectively, at March 31, 2022. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.8 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has begun assessing the impact that the new administration’s proposed increased corporate tax proposals will have on its operations, cash flows and financial condition.
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
•senior in right of payment to any subordinated debt of such guarantor; and
•secured on a first-priority basis by the collateral, subject to certain exceptions and permitted liens, and it is intended that pari passu lien indebtedness, if any, will be secured on an equal and ratable basis.
Each subsidiary guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the subsidiary’s obligations under the guarantee. There are no externally imposed restrictions on transfers of assets between the Company and its subsidiaries.
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
The following tables present the results of operations for the three months ended March 31, 2022 and the balance sheet at March 31, 2022 for the Parent and Guarantors.

(Expressed in thousands)	As of
March 31, 2022
Total Assets	$2,013,404
Due From Non-Guarantor Subsidiary	15,085
Total Liabilities	508,997
Due To Non-guarantor Subsidiary	1,210

For the Three Months Ended
March 31, 2022
Total Revenue	$2,473
Pre-Tax Income (Loss)	(217)
Net Income (Loss)	(129)

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We issued $7.7 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2022 ($6.4 million for the three months ended March 31, 2021) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At March 31, 2022, the Company had $78.2 million of bank call loans ($69.5 million at December 31, 2021). The average daily bank loan outstanding for the three months ended March 31, 2022 was $87.1 million ($50.3 million for the three months ended March 31, 2021). The largest daily bank loans outstanding for the three months ended March 31, 2022 were both $190.2 million, ($128.8 million for the three months ended March 31, 2021).

At March 31, 2022, securities loan balances totaled $300.3 million ($244.2 million at December 31, 2021 and $257.3 million at March 31, 2021). The average daily securities loan balance outstanding for the three months ended March 31, 2022 was $304.1 million, ($262.4 million for the three months ended March 31, 2021). The largest daily stock loan balance for the three months ended March 31, 2022 was $350.1 million ($285.7 million for the three months ended March 31, 2021).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2022, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At March 31, 2022, the gross balances of reverse repurchase agreements and repurchase agreements were $44.2 million and $525.3 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2022 was $132.4 million and $443.5 million, respectively ($156.9 million and $395.9 million, respectively, for the three months ended March 31, 2021). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2022 was $462.5 million and $644.1 million, respectively ($424.2 million and $621.8 million, respectively, for the three months ended March 31, 2021).

Liquidity Management
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $88.9 million as of March 31, 2022.

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

Our primary long-term cash requirements include $124.1 million principal outstanding as of March 31, 2022 under our Senior Secured Notes (due in 2025) and $194.1 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $37.7 million for the 2022 year.

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2022	2021
Cash (used in)/provided by operating activities	$(152,146)	$7,268
Cash used in investing activities	(2,490)	(999)
Cash used in financing activities	(11,654)	(13,148)
Net decrease in cash, cash equivalents and restricted cash	$(166,290)	$(6,879)

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
CYBERSECURITY

For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Recent examples of vulnerabilities by other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information. The commencement of hostilities between Ukraine and Russia have resulted in increased attacks on the infrastructure of data processing facilities around the world and heightened awareness of potential vulnerabilities including those of the Company.

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
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices and limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto may limit revenue and most likely will involve increased costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience with the Reg BI Rules is gained. Regulators have commenced in-depth reviews of the industry’s compliance with the requirements of Reg BI, including that of the Company.
On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries to ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020, the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue- sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of the steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes to accompany the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Other Regulatory Matters
Since August 2021, Oppenheimer has been responding to information requests from the SEC’s Division of Enforcement relating to a former Oppenheimer financial advisor and his relationship with registered investment adviser, Southport Capital and its affiliates.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including event relating to Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xviv) risks related to the severity and duration of the COVID-19 Pandemic; the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions ; and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a–15(e) of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision–making can be faulty and that breakdowns can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
The Company confirms that its management, including its Chief Executive Officer and its Interim Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $32.0 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages alleging violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon, rather that Oppenheimer’s failure to properly supervise its employees allowed the alleged scheme to occur and continue. On November 22, 2021, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. The motion to dismiss was fully briefed on January 17, 2021. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against the claims made in this action.

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in twenty arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately $38.0 million in the aggregate while others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Item 1A. RISK FACTORS

During the three months ended March 31, 2022, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the first quarter of 2022, the Company issued 86,451 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Not applicable.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Salvatore F. Agosta

32	Certification of Albert G. Lowenthal and Salvatore F. Agosta

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of April 2022.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Salvatore F. Agosta
Salvatore F. Agosta, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)