Form 10-Q
period 2022-06-30
OPPENHEIMER HOLDINGS INC
filed 2022-07-29
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 29, 2022 was 11,251,930 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2022	December 31, 2021 (1)
ASSETS
Cash and cash equivalents	$36,606	$213,759
Deposits with clearing organizations	99,568	66,968
Restricted cash	127,875	127,765
Receivable from brokers, dealers and clearing organizations	167,898	169,902
Receivable from customers, net of allowance for credit losses of $3,400 ($3,326 in 2021)	1,288,079	1,221,450
Income tax receivable	9,161	—
Securities purchased under agreements to resell	—	935
Securities owned, including amounts pledged of $316,605 ($266,428 in 2021), at fair value	621,272	634,504
Notes receivable, net	59,099	53,983
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $96,203 ($92,785 in 2021)	26,537	28,036
Right-of-use lease assets, net of accumulated amortization of $74,164 ($76,462 in 2021)	146,057	150,121
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	168,440	205,838
Total assets	$2,920,581	$3,043,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$10,020	$—
Bank call loans	$177,300	$69,500
Payable to brokers, dealers and clearing organizations	388,467	422,057
Payable to customers	419,315	456,958
Securities sold under agreements to repurchase	170,968	277,322
Securities sold but not yet purchased, at fair value	254,652	71,958
Accrued compensation	173,287	342,125
Income tax payable	—	13,536
Accounts payable and other liabilities	58,336	76,655
Lease liabilities	187,531	192,019
Senior secured notes, net of debt issuance costs of $800 ($926 in 2021)	124,200	124,074
Deferred tax liabilities, net of deferred tax assets of $46,229 ($54,957 in 2021)	47,372	44,016
Total liabilities	2,011,448	2,090,220
Commitments and contingencies (note 14)
Redeemable noncontrolling interests	127,765	127,765
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 11,270,944 and 12,447,036 as of June 30, 2022 and December 31, 2021, respectively Class B: shares authorized, issued and outstanding: 99,665 as of June 30, 2022 and December 31, 2021	11	13
Additional paid-In capital	35,461	78,032
Retained earnings	742,614	740,926
Accumulated other comprehensive income	1,573	4,225
Total Oppenheimer Holdings Inc. stockholders' equity	779,659	823,196
Noncontrolling interest (Note 2)	1,709	2,069
Total Stockholders' equity	781,368	825,265
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,920,581	$3,043,250
The accompanying notes are an integral part of these condensed consolidated financial statements.
(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, see Note 2.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2022	2021	2022	2021
REVENUE
Commissions	$94,378	$96,171	$192,699	$209,642
Advisory fees	107,405	111,152	223,171	215,648
Investment banking	16,653	104,742	55,123	229,243
Bank deposit sweep income	14,845	3,712	19,199	7,720
Interest	11,789	8,909	21,306	17,575
Principal transactions, net	1,258	6,305	3,622	17,170
Other	(9,106)	9,302	(11,870)	16,577
Total revenue	237,222	340,293	503,250	713,575
EXPENSES
Compensation and related expenses	177,979	231,140	364,010	486,741
Communications and technology	20,896	19,172	42,481	39,779
Occupancy and equipment costs	14,554	15,225	29,244	30,407
Clearing and exchange fees	6,242	5,155	12,218	11,430
Interest	3,628	2,448	6,140	5,095
Other	20,092	23,985	41,113	44,828
Total expenses	243,391	297,125	495,206	618,280

Pre-tax income (loss)	(6,169)	43,168	8,044	95,295
Income taxes provision (benefit)	(1,449)	12,009	2,986	25,478
Net income (loss)	$(4,720)	$31,159	$5,058	$69,817

Net income (loss) attributable to noncontrolling interest, net of tax	(846)	—	(360)	—
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(3,874)	$31,159	$5,418	$69,817

Earnings (Loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.32)	$2.46	$0.44	$5.53
Diluted	$(0.32)	$2.28	$0.41	$5.17

Weighted average shares outstanding
Basic	11,980,115	12,689,191	12,222,527	12,634,464
Diluted	11,980,115	13,681,146	13,141,538	13,495,589

Period end shares outstanding	11,370,609	12,692,311	11,370,609	12,692,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2022	2021	2022	2021
Net income (loss)	$(4,720)	$31,159	$5,058	$69,817
Other comprehensive income (loss), net of tax
Currency translation adjustment	(2,038)	537	(2,652)	(299)
Comprehensive income (loss)	$(6,758)	$31,696	2,406	69,518
Less net income (loss) attributable to noncontrolling interests	(846)	—	(360)	—
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(5,912)	$31,696	$2,766	$69,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	For the Three Months Ended (1) June 30,		For the Six Months Ended (1) June 30,
(Expressed in thousands, except per share amount)	2022	2021	2022	2021
Common stock ($0.001 par value per share)
Beginning Balance	$12	$13	$12	$13
Issuance of Class A non-voting common stock	—	0	0	0
Repurchase of Class A non-voting common stock for cancellation	(1)	—	(1)	—
Ending Balance	11	13	11	13
Additional paid-in capital
Balance at beginning of period	62,446	78,557	78,034	80,801
Issuance of Class A non-voting common stock	—	188	2,344	3,996
Repurchase of Class A non-voting common stock for cancellation	(30,217)	—	(46,375)	—
Share-based expense	3,232	2,759	6,053	5,219
Vested employee share plan awards	—	(352)	(4,595)	(8,864)
Balance at end of period	35,461	81,152	35,461	81,152
Retained earnings
Balance at beginning of period	748,323	638,558	740,926	601,406
Net income (loss) (2)	(3,874)	31,159	5,418	69,817
Dividends paid	(1,835)	(1,524)	(3,730)	(3,030)
Balance at end of period	742,614	668,193	742,614	668,193
Accumulated other comprehensive income
Balance at beginning of period	3,611	2,612	4,225	3,448
Currency translation adjustment	(2,038)	537	(2,652)	(299)
Balance at end of period	1,573	3,149	1,573	3,149
Total Oppenheimer Holdings Inc. stockholders' equity	$779,659	$752,507	$779,659	$752,507
Noncontrolling interest
Balance at beginning of period	2,555	—	2,069	—
Net income (loss) attributable to noncontrolling interest	(846)	—	(360)	—
Balance at end of period	1,709	—	1,709	—
Total stockholders' equity	$781,368	$752,507	$781,368	$752,507
Redeemable noncontrolling Interests
Balance at beginning of period	127,765	—	127,765	—
Contributions during the year	—	—	—	—
Balance at end of period	$127,765	$—	$127,765	$—

Dividends paid per share	$0.15	$0.12	$0.30	$0.24

(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, see Note 2.
(2) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2022	2021
Cash flows from operating activities
Net income	$5,058	$69,817
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	3,806	3,945
Deferred income taxes	3,026	(3,320)
Amortization of notes receivable	6,995	6,677
Amortization of debt issuance costs	126	125
Provision for credit losses	94	3,008
Share-based compensation	(2,589)	26,133
Amortization of right-of-use lease assets	13,170	13,008
Decrease (increase) in operating assets:
Deposits with clearing organizations	(32,600)	1,579
Receivable from brokers, dealers and clearing organizations	2,004	(31,950)
Receivable from customers	(66,723)	(117,313)
Securities purchased under agreements to resell	935	—
Securities owned	13,232	66,455
Notes receivable	(12,111)	(12,635)
Other assets	24,394	96,652
Increase (decrease) in operating liabilities:
Drafts payable	10,020	17,133
Payable to brokers, dealers and clearing organizations	(33,590)	89,235
Payable to customers	(37,643)	(40,629)
Securities sold under agreements to repurchase	(106,354)	(110,837)
Securities sold but not yet purchased	182,694	(13,333)
Accrued compensation	(160,196)	(40,906)
Accounts payable and other liabilities	(45,119)	(2,704)
Cash (used in)/provided by operating activities	(231,371)	20,140
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(2,307)	(6,739)
Proceeds from the settlement of Company-owned life insurance	1,191	1,308
Cash used in investing activities	(1,116)	(5,431)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,730)	(3,030)
Repurchase of Class A non-voting common stock for cancellation	(46,375)	—
Payments for employee taxes withheld related to vested share-based awards	(2,251)	(4,883)
Debt issuance costs	—	(22)
Increase/(decrease) in bank call loans, net	107,800	(2,400)
Cash provided by/(used in) financing activities	55,444	(10,335)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(177,043)	4,374
Cash, cash equivalents and restricted cash, beginning of period	341,524	35,424
Cash, cash equivalents and restricted cash, end of period	$164,481	$39,798

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2022	2021
Cash and cash equivalents	$36,606	$39,798
Restricted cash	127,875	—
Total cash, cash equivalents and restricted cash	$164,481	$39,798

Schedule of non-cash financing activities
Employee share plan issuance	$3,809	$6,513

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,776	$5,277
Cash paid during the period for income taxes, net	$22,750	$34,994
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
The Company is headquartered in New York and has 91 retail branch offices in the United States and institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three-month and six-month period ended June 30, 2022 are not necessarily indicative of the results to be expected for any future interim or annual period.

Reclassification

Effective this quarter, the Company reclassified certain stockholders' equity amounts on the condensed consolidated balance sheet and condensed consolidated statements of changes in stockholders' equity. The reclassification included separately presenting the par value of common stocks, and combining previously disclosed share capital and contributed capital amounts in the currently reported additional paid-in capital amount. The reclassification had no impact on previously reported total stockholders’ equity amounts.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

Funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million in investment from the Sponsor, are held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”). The cash held in the trust account is recorded in “Restricted Cash” on the condensed consolidated balance sheet.

Transaction costs, which consisted of a net underwriting fee of $2.5 million and $0.5 million of other offering costs, were charged during the fourth quarter of 2021 against the gross proceeds of the OHAA IPO consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

“Redeemable noncontrolling interests” of $127.8 million associated with the publicly held OHAA Class A ordinary shares are recorded on the Company’s consolidated balance sheet as of June 30, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership basis.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Noncontrolling Interests

Noncontrolling interests represents ownership interests in the Sponsor of OHAA, OHAA Class A founder and Class A ordinary shares held by management and employees of the Company, as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also include publicly held warrants to purchase OHAA Class A ordinary shares. Additionally, noncontrolling interests includes the profits allocated to employees who have profit interests in OPI's Series.

Restricted Cash

Restricted cash represents OHAA deposits held in trust as indicated above.

3.    Financial Instruments - Credit Losses

The Company follows ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for securities borrowed, margin loans, and reverse repurchase agreements. No material historical losses have been reported on these assets. See note 9 for details.

As of June 30, 2022, the Company had $59.1 million of notes receivable ($54.0 million as of December 31, 2021). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months and six months ended June 30, 2022, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2022, the uncollected balance of defaulted notes was $7.4 million and the allowance for uncollectibles was $5.1 million. The allowance for uncollectibles consisted of $3.4 million related to defaulted notes balances (five years and older) and $1.7 million related to defaulted notes balances (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of default as of June 30, 2022:

(Expressed in thousands)
As of June 30, 2022

2022	$578
2021	2,332
2020	568
2019	356
2018	138
2017 and prior	3,452
Total	$7,424

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended
June 30, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2022	2021	2022	2021
Beginning balance	$5,247	$4,766	$4,923	$4,234
Additions and other adjustments	(141)	(65)	183	467
Ending balance	$5,106	$4,701	$5,106	$4,701
4.    Leases

The Company and its subsidiaries have operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 91 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Munich, Germany, Tel Aviv, Israel and Hong Kong, China.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022, the Company had right-of-use operating lease assets of $146.1 million (net of accumulated amortization of $74.2 million) which are comprised of real estate leases of $143.3 million (net of accumulated amortization of $71.8 million) and equipment leases of $2.8 million (net of accumulated amortization of $2.4 million). As of June 30, 2022, the Company had operating lease liabilities of $187.5 million which are comprised of real estate lease liabilities of $184.8 million and equipment lease liabilities of $2.7 million. The Company had no finance leases or embedded leases as of June 30, 2022.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of June 30, 2022 and December 31, 2021, respectively:

	As of
	June 30, 2022	December 31, 2021

Weighted average remaining lease term (in years)	7.06	7.38
Weighted average discount rate	6.81%	6.89%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2022 and June 30, 2021, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,189	$6,062	$12,346	$12,118
Real estate leases - Interest expense	3,267	3,607	6,623	7,203
Equipment leases - Right-of-use lease asset amortization	410	445	824	890
Equipment leases - Interest expense	35	37	67	76

The maturities of lease liabilities as of June 30, 2022 and December 31, 2021 are as follows:

(Expressed in thousands)
	As of
	June 30, 2022	December 31, 2021
2022	$21,196	$41,696
2023	40,578	38,477
2024	35,700	33,573
2025	29,902	27,703
2026	28,368	26,342
After 2026	81,723	78,593
Total lease payments	$237,467	$246,384
Less interest	(49,936)	(54,365)
Present value of lease liabilities	$187,531	$192,019

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2022, the Company had $33.2 million of additional operating leases that have not yet commenced ($16.2 million as of December 31, 2021).
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

Mutual Fund Income — The Company earns mutual fund income for sales and distribution of mutual fund shares, which consists of a fixed fee amount and a variable amount. The Company recognizes mutual fund income at a point in time on the trade date when the performance obligation is satisfied which is when the mutual fund interest is sold to the investor. The ongoing distribution fees for distributing investment products from mutual fund companies are generally considered variable consideration because they are based on the value of AUM and are uncertain on trade date. The Company recognizes distribution fees over the investment period as the amounts become known and the portion recognized in the current period may relate to distribution services performed in prior periods. Mutual fund income is generally received within 90 days.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds, asset-based programs and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client AUM exceeds a specified benchmark return or as other performance targets over a 12-month measurement period are met. Performance fees are considered variable as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
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
Revenue from financial advisory services includes fees generated in connection with mergers, acquisitions, and restructuring transactions. Such revenue and fees are primarily recorded at a point in time when services for the transactions are completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Payment for advisory services is generally due upon completion of the transaction or milestone. Retainer fees and fees earned from certain advisory services are recognized ratably over the service period as the customer receives the benefit of the services throughout the term of the contracts, and such fees are collected based on the terms of the contracts.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2022 and 2021:

(Expressed in thousands)	For the Three Months Ended June 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$38,108		$48,425	$6	$86,539
Mutual fund and insurance income	7,808		1	30	7,839
Advisory fees	83,085	24,311	—	9	107,405
Investment banking - capital markets	2,359		6,010	—	8,369
Investment banking - advisory	—		8,284	—	8,284
Bank deposit sweep income	14,845		—	—	14,845
Other	4,807	—	479	66	5,352
Total revenue from contracts with customers	151,012	24,311	63,199	111	238,633
Other sources of revenue:
Interest	10,369		1,392	28	11,789
Principal transactions, net	(2,233)		6,564	(3,073)	1,258
Other	(14,677)	4	119	96	(14,458)
Total other sources of revenue	(6,541)	4	8,075	(2,949)	(1,411)
Total revenue	$144,471	$24,315	$71,274	$(2,838)	$237,222

(Expressed in thousands)	For the Three Months Ended June 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,510	$—	$42,407	$4	$86,921
Mutual fund and insurance income	9,243	—	2	5	9,250
Advisory fees	85,598	25,541	—	13	111,152
Investment banking - capital markets	5,770	—	48,208	—	53,978
Investment banking - advisory	250	—	50,514	—	50,764
Bank deposit sweep income	3,712	—	—	—	3,712
Other	4,474	—	202	19	4,695
Total revenue from contracts with customers	153,557	25,541	141,333	41	320,472
Other sources of revenue:
Interest	7,235	—	1,666	8	8,909
Principal transactions, net	1,546	—	4,878	(119)	6,305
Other	4,525	3	68	11	4,607
Total other sources of revenue	13,306	3	6,612	(100)	19,821
Total revenue	$166,863	$25,544	$147,945	$(59)	$340,293

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$81,463	$—	95,061	17	$176,541
Mutual fund and insurance income	16,130	—	6	22	16,158
Advisory fees	171,613	51,424	117	17	223,171
Investment banking - capital markets	5,665	—	19,234	—	24,899
Investment banking - advisory	35	—	30,189	—	30,224
Bank deposit sweep income	19,199	—	—	—	19,199
Other	7,642	—	797	188	8,627
Total revenue from contracts with customers	301,747	51,424	145,404	244	498,819
Other sources of revenue:
Interest	18,517	—	2,685	104	21,306
Principal transactions, net	(4,166)	—	8,080	(292)	3,622
Other	(20,780)	8	156	119	(20,497)
Total other sources of revenue	(6,429)	8	10,921	(69)	4,431
Total revenue	$295,318	$51,432	$156,325	$175	$503,250

(Expressed in thousands)	For the Six Months Ended June 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$92,908	$—	$98,207	$1	$191,116
Mutual fund and insurance income	18,441	—	4	81	18,526
Advisory fees	165,852	49,768	3	25	215,648
Investment banking - capital markets	14,280	—	128,277	—	142,557
Investment banking - advisory	250	—	86,436	—	86,686
Bank deposit sweep income	7,720	—	—	—	7,720
Other	7,594	—	761	33	8,388
Total revenue from contracts with customers	307,045	49,768	313,688	140	670,641
Other sources of revenue:
Interest	13,711	—	3,818	46	17,575
Principal transactions, net	2,176	—	13,832	1,162	17,170
Other	7,954	6	206	23	8,189
Total other sources of revenue	23,841	6	17,856	1,231	42,934
Total revenue	$330,886	$49,774	$331,544	$1,371	$713,575

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company had receivables related to revenue from contracts with customers of $25.1 million and $37.2 million at June 30, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the three months ended June 30, 2022.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.0 million and $235,000 at June 30, 2022 and December 31, 2021, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	June 30, 2022	December 31, 2021
Contract assets (receivables):
Commission (1)	$3,912	$2,886
Mutual fund income (2)	5,636	6,205
Advisory fees (3)	3,909	4,546
Bank deposit sweep income (4)	4,258	595
Investment banking fees (5)	4,418	17,765
Other	2,975	5,195
Total contract assets	$25,108	$37,192
Deferred revenue (payables):
Investment banking fees (6)	$481	$235
IRA fees (7)	1,529	—
Total deferred revenue	$2,010	$235
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average number of shares outstanding	11,980,115	12,689,191	12,222,527	12,634,464
Net dilutive effect of share-based awards, treasury stock method (1)	—	991,955	919,011	861,125
Diluted weighted average number of shares outstanding	11,980,115	13,681,146	13,141,538	13,495,589

Net income (loss) attributable to Oppenheimer Holdings Inc.	$(3,874)	$31,159	$5,418	$69,817

Earnings (Loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.32)	$2.46	$0.44	$5.53
Diluted	$(0.32)	$2.28	$0.41	$5.17
(1) For the three months ended June 30, 2022, the diluted net loss per share computation did not include the anti-dilutive effect of 1,267,733 shares of Class A Stock granted under share-based compensation arrangements. For the six months ended June 30, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 4,100 shares of Class A Stock granted under share-based compensation arrangements. For the three and six months ended June 30, 2021, there was no Class A Stock granted under share-based compensation arrangements that was anti-dilutive.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2022	December 31, 2021
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$79,038	$99,752
Receivable from brokers	42,255	39,716
Securities failed to deliver	26,705	9,212
Clearing organizations	19,355	19,518
Other	545	1,704
Total	$167,898	$169,902
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$281,407	$244,223
Securities failed to receive	50,028	6,457
Payable to brokers	3,357	2,077
Clearing organizations and other (1)	53,675	169,300
Total	$388,467	$422,057
(1) The balances are primarily related to a trade/settlement date adjustment for U.S. Government Securities.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of June 30, 2022, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of June 30, 2022, the Company owned $32.0 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of June 30, 2022, the Company had a valuation adjustment totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2022:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$700	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	8,960	3,075	N/A	N/A
	$9,660	$3,075
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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of June 30, 2022, the fair value of the investment was $4.6 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$41,189	$—	$—	$41,189
Securities owned:
U.S. Treasury securities	367,425	—	—	367,425
U.S. Agency securities	—	5,538	—	5,538
Sovereign obligations	—	452	—	452
Corporate debt and other obligations	—	9,382	—	9,382
Mortgage and other asset-backed securities	—	2,084	—	2,084
Municipal obligations	—	162,530	—	162,530
Convertible bonds	—	14,557	—	14,557
Corporate equities	27,013	—	—	27,013
Money markets	314	—	—	314
Auction rate securities	—	—	31,977	31,977
Securities owned, at fair value	394,752	194,543	31,977	621,272
Investments (1)	—	9,150	—	9,150
Total	$435,941	$203,693	$31,977	$671,611
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$233,450	$—	$—	$233,450
U.S. Agency securities	—	3	—	3
Corporate debt and other obligations	—	4,867	—	4,867
Convertible bonds	—	5,900	—	5,900
Corporate equities	10,431	—	—	10,431
Securities sold but not yet purchased, at fair value	243,881	10,771	—	254,652
Derivative contracts:
Futures	371	—	—	371
TBAs	—	3	—	3
Derivative contracts, total	371	3	—	374
Total	$244,252	$10,774	$—	$255,026
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2022 and 2021:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,804	$(27)	$200	$—	$—	$31,977
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

	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,804	$(27)	$200	$—	$—	$31,977
1) Represents auction rate securities that failed in the auction rate market.

.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Financial Instruments Not Measured at Fair Value
The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments that are not measured at fair value on the condensed consolidated balance sheets. The table below excludes non-financial assets and liabilities (e.g., furniture, equipment and leasehold improvements, and accrued compensation).
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

Assets and liabilities not measured at fair value as of June 30, 2022:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$36,606	$36,606	$—	$—	$36,606
Restricted cash	127,875	127,875	—	—	127,875
Deposits with clearing organization	58,379	58,379	—	—	58,379
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	79,038	—	79,038	—	79,038
Receivables from brokers	42,255	—	42,255	—	42,255
Securities failed to deliver	26,705	—	26,705	—	26,705
Clearing organizations	19,355	—	19,355	—	19,355
Other	548	—	548	—	548
	167,901	—	167,901	—	167,901
Receivable from customers	1,288,079	—	1,288,079	—	1,288,079
Notes receivable, net	59,099	—	59,099	—	59,099
Investments (1)	78,246	—	78,246	—	78,246
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$10,020	$10,020	$—	$—	$10,020
Bank call loans	$177,300	$—	$177,300	$—	$177,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	281,407	—	281,407	—	281,407
Payable to brokers	3,357	—	3,357	—	3,357
Securities failed to receive	50,028	—	50,028	—	50,028
Other	53,304	—	53,304	—	53,304
	388,096	—	388,096	—	388,096
Payables to customers	419,315	—	419,315	—	419,315
Securities sold under agreements to repurchase	170,968	—	170,968	—	170,968
Senior secured notes	125,000	—	125,213	—	125,213

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2021:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$213,759	$213,759	$—	$—	$213,759
Restricted cash	127,765	127,765	—	—	127,765
Deposits with clearing organization	37,885	37,885	—	—	37,885
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,752	—	99,752	—	99,752
Receivables from brokers	39,716	—	39,716	—	39,716
Securities failed to deliver	9,212	—	9,212	—	9,212
Clearing organizations	19,518	—	19,518	—	19,518
Other	1,693	—	1,693	—	1,693
	169,891	—	169,891	—	169,891
Receivable from customers	1,221,450	—	1,221,450	—	1,221,450
Securities purchased under agreements to resell	935	—	935	—	935
Notes receivable, net	53,983	—	53,983	—	53,983
Investments (1)	99,169	—	99,169	—	99,169
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$69,500	$—	$69,500	$—	$69,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	244,223	—	244,223	—	244,223
Payable to brokers	2,077	—	2,077	—	2,077
Securities failed to receive	6,457	—	6,457	—	6,457
Other	169,013	—	169,013	—	169,013
	421,770	—	421,770	—	421,770
Payables to customers	456,958	—	456,958	—	456,958
Securities sold under agreements to repurchase	277,322	—	277,322	—	277,322
Senior secured notes	125,000	—	131,094	—	131,094

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2022, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
Derivative Instruments and Hedging Activities
The Company transacts, on a limited basis, in exchange traded and over-the-counter derivatives for both asset and liability management as well as for trading and investment purposes. Risks managed using derivative instruments include interest rate

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures, and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the condensed consolidated income statement as principal transactions revenue, net.

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

The notional amounts and fair values of the Company's derivatives as of June 30, 2022 and December 31, 2021 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2022
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$3,842	$—
	Forward reverse repurchase agreements	123,350	—
		$127,192	$—
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$1,175,600	$371
Other contracts	TBAs	3,842	3
		$1,179,442	$374
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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and six months ended June 30, 2022 and 2021:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$1,328
Other contracts	Foreign exchange forward contracts	Other revenue	(20)
Other contracts	TBAs	Principal transactions revenue, net	(6)
			$1,302

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(525)
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
	TBAs	Principal transactions revenue, net	14
	Purchase commitments	Principal transactions revenue, net	(490)
	ARS purchase commitments	Principal transactions revenue, net	(1)
			$(1,010)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue	$3,519
Other contracts	Foreign exchange forward contracts	Other revenue	(20)
	TBAs	Principal transactions revenue	56
			$3,555

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue	$495
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
	TBAs	Principal transactions revenue	51
	Purchase commitments	Principal transactions revenue	(490)
	ARS purchase commitments	Principal transactions revenue	(1)
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2022, the outstanding balance of bank call loans was $177.3 million ($69.5 million as of December 31, 2021). Such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $55.9 million and $145.0 million, respectively.
As of June 30, 2022, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $236.3 million under securities loan agreements.
As of June 30, 2022, the Company had pledged $518.5 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2022, the Company had no outstanding letters of credit.

The Company enters into reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions in order to, among other things, acquire securities to cover short positions and settle other securities obligations, so as to accommodate customers' needs and to finance the Company's inventory positions. Except as described below, repurchase and reverse repurchase agreements, principally involving U.S. Government and Agency securities, are carried at amounts at which the securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2022:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$411,713
Securities loaned:
Equity securities	281,407
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$693,120
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2022 and December 31, 2021:

As of June 30, 2022
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$240,745	$(240,745)	$—	$—	$—	$—
Securities borrowed (1)	79,038	—	79,038	(78,758)	—	280
Total	$319,783	$(240,745)	$79,038	$(78,758)	$—	$280
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$411,713	$(240,745)	$170,968	$(170,691)	$—	$277
Securities loaned (2)	281,407	—	281,407	(266,801)	—	14,606
Total	$693,120	$(240,745)	$452,375	$(437,492)	$—	$14,883
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2021
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$30,406	$(29,471)	$935	$—	$—	$935
Securities borrowed (1)	99,752	—	99,752	(96,929)	—	2,823
Total	$130,158	$(29,471)	$100,687	$(96,929)	$—	$3,758
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$306,793	$(29,471)	$277,322	$(276,992)	$—	$330
Securities loaned (2)	244,223	—	244,223	(236,597)	—	7,626
Total	$551,016	$(29,471)	$521,545	$(513,589)	$—	$7,956
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

The Company elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2022, the Company did not have any repurchase agreements or reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2022, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $76.1 million ($96.4 million as of December 31, 2021) and $240.9 million ($307.3 million as of December 31, 2021), respectively, of which the Company has sold and re-pledged approximately $31.6 million ($29.4 million as of December 31, 2021) under securities loaned transactions and $240.9 million under repurchase agreements ($307.3 million as of December 31, 2021).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $316.6 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2022 ($266.4 million as of December 31, 2021).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2022 were receivables from three major U.S. broker-dealers totaling approximately $61.7 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2022 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2022, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent the Company's maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the condensed consolidated balance sheet.
In addition, the Company serves as general partner of the Sponsor and Oppenheimer Acquisition LLC II (the "Sponsors"). They are sponsors of two Special Purpose Acquisition Companies, respectively, OHAA and Oppenheimer Acquisition Corp. II (together, the "SPACs”), that are seeking to effect a transaction which could be in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Sponsors and the SPACs are consolidated VIEs as the Company is the primary beneficiary.
On October 26, 2021, OHAA consummated its $126.5 million IPO. The Company and its employees control OHAA through the Sponsor's ownership of Class A founder shares of OHAA. As a result, both OHAA and such Sponsor are consolidated in the Company’s financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of June 30,
	2022	2021
Asset
Cash and cash equivalents	$1,458	$—
Restricted Cash	127,875	—
Other Assets	568	—
Total Assets	$129,901	$—
Liabilities
Other Liabilities	123	—
Total Liabilities	$123	$—

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2022	December 31, 2021
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Cost		(800)	(926)
		$124,200	$124,074
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
•limitation on future Subsidiary Guarantors (as hereinafter defined), which prohibits certain of the Parent’s subsidiaries from guaranteeing its indebtedness or indebtedness of any restricted subsidiary unless the Notes are comparably guaranteed;
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

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of June 30, 2022, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and six months ended June 30, 2022 was $1.7 million and $3.4 million, respectively. Interest expense on the Notes for the three and six months ended June 30, 2021 was $1.7 million and $3.4 million, respectively.

12. Income taxes

The effective income tax rate for the three and six months ended June 30, 2022 was 23.5% and 37.1% respectively, compared with 27.8% and 26.7% for the three and six months ended June 30, 2021 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the second quarter of 2022 was negatively impacted by valuation allowance on the Company's foreign operations whereas the effective tax rate for the second quarter of 2021 was impacted by unfavorable permanent items.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.    Stockholder's Equity
The Company's shares authorized consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Class A Stock outstanding, beginning of period	12,156,174	12,586,043	12,447,036	12,381,778
Issued pursuant to share-based compensation plans	—	6,603	86,451	210,868
Repurchased and canceled pursuant to the stock buy-back	(885,230)	—	(1,262,543)	—
Class A Stock outstanding, end of period	11,270,944	12,592,646	11,270,944	12,592,646

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
On May 24, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 550,000 shares of the Company's Class A Stock, representing approximately 4.6% of its 11,863,559 then issued and outstanding shares of Class A Stock. This authorization supplemented the 71,893 shares that remained authorized and available under the Company's previous share repurchase program for a total of 621,893 shares authorized and available for repurchase at May 24, 2022.

During the three months ended June 30, 2022, the Company purchased and canceled an aggregate of 885,230 shares of Class A Stock for a total consideration of $30.2 million ($34.13 per share) under this program. During the six months ended June 30, 2022, the Company purchased and canceled an aggregate of 1,262,543 shares of Class A Stock for a total consideration of $46.4 million ($36.73 per share) under this program. During the three and six months ended June 30, 2021, the Company did not purchase or cancel any Class A Stock under this program. As of June 30, 2022, 29,278 shares remained available to be purchased under the share repurchase program.

The Company repurchases shares from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's Notes. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $41.3 million as of June 30, 2022. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. On November 22, 2021, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. The motion to dismiss was fully briefed on January 17, 2022, and the Court heard oral argument on the motion on June 21, 2022. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against the claims made in this action.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in twenty-four arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately
$41.3 million in the aggregate while others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act and Rule15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. As a result of the foregoing the Company believes the SEC may institute an administrative proceeding against Oppenheimer for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The Company believes such claim to be without merit and intends to vigorously defend itself against any such claim.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2022, the net capital of Oppenheimer as calculated under the Rule was $435.6 million or 27.53% of Oppenheimer's aggregate debit items. This was $404 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined.
As of June 30, 2022, Freedom had net capital of $4.4 million, which was $4.3 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2022, the capital required and held under the FCA’s Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:

•Common Equity Tier 1 ratio 130% (required 56.0%);
•Tier 1 Capital ratio 130% (required 75.0%); and
•Total Capital ratio 174% (required 100.0%).

Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of June 30, 2022, Oppenheimer Europe Ltd. is in compliance with its regulatory requirements.

As of June 30, 2022, the regulatory capital of Oppenheimer Investments Asia Limited was $4.8 million, which was $4.4 million in excess of the $382,297 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2022, Oppenheimer Investment Asia Limited is in compliance with its regulatory requirements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and six months ended June 30, 2022 and 2021. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Private client (1)	$144,471	$166,863	$295,318	$330,886
Asset management (1)	24,315	25,544	51,432	49,774
Capital markets	71,274	147,945	156,325	331,544
Corporate/Other	(2,838)	(59)	175	1,371
Total	$237,222	$340,293	$503,250	$713,575
Pre-Tax Income (Loss)
Private client (1)	$38,800	$21,673	$62,946	$45,936
Asset management (1)	8,120	8,638	17,594	16,191
Capital markets	(17,935)	39,373	(16,769)	89,364
Corporate/Other	(35,154)	(26,516)	(55,727)	(56,196)
Total	$(6,169)	$43,168	$8,044	$95,295
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2022 and 2021 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$225,500	$326,485	$477,410	$683,192
Europe/Middle East	10,474	12,501	22,451	27,911
Asia	1,248	1,307	3,389	2,472
Total	$237,222	$340,293	$503,250	$713,575

17.    Subsequent events
On July 29, 2022, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on August 26, 2022 to holders of Class A Stock and Class B Stock of record on August 12, 2022.
On July 28, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 536,500 shares of the Company's Class A Stock, representing approximately 4.8% of its 11,251,930 then issued and outstanding shares of Class A Stock. This authorization supplemented the 4,278 shares that remained authorized and available under the Company's previous share repurchase program for a total of 540,778 shares authorized.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2022, we provided our services from 91 offices in 25 states located throughout the United States and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of June 30, 2022 totaled $104.0 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At June 30, 2022, client assets under management ("AUM") totaled $37.1 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At June 30, 2022, the Company employed 2,913 employees (2,866 full-time and 47 part-time), of whom 990 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses where we can employ experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. We are continuously reviewing ways in which we can increase security around our data and our platform as the risks of cybercrime increase. In investment banking we are committed to grow our footprint by adding experienced bankers within our existing industry practices as well as new industry exposure where we believe we can be successful.
We continuously invest in and improve our technology platform to support client service and to remain competitive while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
The Company is also reviewing its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.

Impact of Interest Rates

The Federal Reserve ("FED") increased the FED Funds Rate by 25bps in March 2022, 50bps in May 2022, 75bps in June 2022 and 75bps in July 2022. As a result of recent increased rate of inflation, it is likely that interest rates will continue to increase from the record low levels of recent years. In addition, the FED has announced that it will reduce its balance sheet as it allows maturing bonds to runoff without re-investing the proceeds. The increases in interest rates, if and when they take place will be favorable to the Company’s interest-based revenues. These changes in policy are intended to reduce inflation and are likely to also reduce economic activity possibly leading to a recession. However increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings. However, such increases while bringing down inflationary pressures may also prove detrimental to economic activity and thereby to financial markets in general. The impact of rate increases seems likely to increase volatility in financial markets, decrease the value of fixed income investments and impact equity share prices.
Ukraine War
In February 2022, without provocation, Russia invaded Ukraine. The war has lasted longer than previously anticipated, and it seems likely will last for an extended period of time as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia, its companies and various notable Russian individuals. The impact of the sanctions has been to increase the price of hydrocarbons and the costs of various agricultural products produced by both Russia and Ukraine to disrupt supplies for those products, which has further increased inflationary pressures in Europe as well as the rest of the world. It has also had the indirect effect of lowering consumer confidence and consumer spending, all of which could have an adverse impact on financial markets and thus on our business.

CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. In addition, we continue to provide frequent communications to clients, employees, and regulators regarding the impact of COVID-19 on our business. We have adopted enhanced cleaning practices and other health protocols in our offices, taken measures to limit business travel and have practices in place to mandate that employees who may have been exposed to COVID-19, or show any relevant symptoms, self-quarantine. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to support our employees that continue to work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Given the surge in COVID-19 cases related to the Omicron variant and its offspring, some employees from our home office and branch locations continue to work remotely. We anticipate more employees returning to offices once the risks associated with the COVID-19 subside while maintaining flexible work arrangements for our employees in keeping with the change in expectations and work habits that have developed during the past two years of the pandemic. In recent months, we have seen increased attendance at the workplace as local regulations have been loosened, hospital visits reduced and a larger portion of the population vaccinated. There can be no assurance at this time that these improvements will continue and we continue to closely monitor the situation.

EXECUTIVE SUMMARY

Macroeconomic factors drove lower results for the second quarter. While the economy continued to grow and unemployment remained at a record low level, waning consumer confidence, driven by high inflation and rising interest rates, created significantly higher volatility and markedly lower valuations in both equity and fixed income markets. The results for the quarter reflect the significant downturn in equity capital market issuance, which had an out-sized impact on the Company, compared to the prior year. By quarter’s end, interest rates reached the highest levels since 2018 and higher mortgage rates were already impacting construction and home sales. While the Company’s pipeline of potential future banking business remains strong, the closing of the window for IPOs and secondary offerings, and the closing down of the SPAC market, dramatically reduced capital markets revenues for the second quarter of 2022 compared to the second quarter of 2021. Higher interest rates and the beginning of quantitative tightening reduced bond issuances across markets, but particularly impacted the high yield and emerging markets as spreads off U.S Treasuries widened dramatically during the quarter. These factors reduced revenues from capital markets (down 52%) for the quarter.

Wealth Management continued to deliver solid results driven by continued high levels of assets under management but below recent all-time highs. The continued performance of our Wealth Management business and the increase in fees from our FDIC program offset some of the impact of lower revenue from capital markets as well as the increase in operating costs reflecting the inflationary environment, with the Firm showing a loss for the period. Declines in the Company’s share price and equity prices in general had an outsized impact on the costs associated with deferred compensation plans and share awards during the period.

Despite the unfavorable environment, the Company still maintains the strongest balance sheet and the highest capital level in its history. The Company took advantage of the lower level of its share price to purchase 885,230 shares (7%) of its Class A non-voting common shares at an average price of $34.13 in the open market under its share repurchase program. We remain confident in the resiliency of our platform and our ability to continue to provide essential investment services to our clients.

RESULTS OF OPERATIONS
The Company reported net loss of $3.9 million or $(0.32) basic earnings per share for the second quarter of 2022, a decrease of 112.4%, compared with net income of $31.2 million or $2.46 basic earnings per share for the second quarter of 2021. Revenue for the second quarter of 2022 was $237.2 million, a decrease of 30.3% compared to revenue of $340.3 million for the second quarter of 2021.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2022	2Q-2021	Change	% Change
Revenue	$237,222	$340,293	$(103,071)	(30.3)
Compensation expense	$177,979	$231,140	$(53,161)	(23.0)
Non-compensation expense	$65,412	$65,985	$(573)	(0.9)
Pre-Tax Income (Loss)	$(6,169)	$43,168	$(49,337)	(114.3)
Income Taxes Provision (Benefit)	$(1,449)	$12,009	$(13,458)	(112.1)
Net Income (Loss) (1)	$(3,874)	$31,159	$(35,033)	(112.4)

Earnings (Loss) per share (basic) (1)	$(0.32)	$2.46	$(2.78)	(113.0)
Earnings (Loss) per share (diluted) (1)	$(0.32)	$2.28	$(2.60)	(114.0)

Book Value Per Share	$68.57	$59.29	$9.28	15.7
Tangible Book Value Per Share (2)	$53.62	$45.90	$7.72	16.8

CAUA ($ billions)	$104.0	$117.3	$(13.3)	(11.3)
AUM ($ billions)	$37.1	$43.7	$(6.6)	(15.1)
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.
Highlights
•Client assets under administration and under management were both at reduced levels at June 30, 2022 and also down from the first quarter of 2022 as well as the same period last year.
•Reduced second quarter 2022 gross revenue, net income, and earnings per share reflected a significant decline in industry-wide activity, and lower net revenue in underwriting, trading and M&A fees.
•The Company repurchased 885,230 shares of Class A non-voting common stock during the second quarter of 2022 under its previously announced buy-back plan or 7% of shares outstanding at year-end 2021, bringing the total shares purchased during the first 6 months of 2022 to 1,262,543.
•Book value and tangible book value per share reached record levels at June 30, 2022 largely as a result of share buybacks.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and six months ended June 30, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Revenue
Private Client	$144,471	$166,863	(13.4)	$295,318	$330,886	(10.7)
Asset Management	24,315	25,544	(4.8)	51,432	49,774	3.3
Capital Markets	71,274	147,945	(51.8)	156,325	331,544	(52.8)
Corporate/Other	(2,838)	(59)	4,710.2	175	1,371	(87.2)
Total	$237,222	$340,293	(30.3)	$503,250	$713,575	(29.5)

Pre-Tax Income (Loss)
Private Client	$38,800	$21,673	79.0	$62,946	$45,936	37.0
Asset Management	8,120	8,638	(6.0)	17,594	16,191	8.7
Capital Markets	(17,935)	39,373	*	(16,769)	89,364	*
Corporate/Other	(35,154)	(26,516)	32.6	(55,727)	(56,196)	(0.8)
Total	$(6,169)	$43,168	(114.3)	$8,044	$95,295	(91.6)
*Percentage not meaningful

Private Client

Private Client reported revenue for the current quarter of $144.5 million, 13.4% lower when compared with a year ago due to lower commissions as well as decreases in the cash surrender value of Company-owned life insurance policies, partially offset by an increase in bank deposit sweep income and higher average margin balances. Pre-tax income of $38.8 million in the current quarter resulted in a pre-tax profit margin of 26.9%. Financial advisor headcount at the end of the current quarter was 990 compared to 1,004 at the end of the second quarter of 2021.

('000s, except Financial advisor headcount or otherwise indicated)
	2Q-2022	2Q-2021	Change	% Change
Revenue	$144,471	$166,863	$(22,392)	(13.4)
Retail commissions	$45,916	$53,753	$(7,837)	(14.6)
Advisory fee revenue	$83,085	$85,598	$(2,513)	(2.9)
Bank deposit sweep income	$14,845	$3,712	$11,133	300
Interest	$10,369	$7,235	$3,134	43.3
Other	$(9,744)	$16,565	$(26,309)	*

Total Expenses	$105,671	$145,190	$(39,519)	(27.2)
Compensation	$77,342	$117,564	$(40,222)	(34.2)
Non-compensation	$28,329	$27,626	$703	2.5

Pre-tax Income	$38,800	$21,673	$17,127	79.0

Compensation Ratio	53.5%	70.5%	(1,700)	(24.1)
Non-compensation Ratio	19.6%	16.6%	300	18.1
Pre-tax Margin	26.9%	13.0%	13.9%	106.9

Client Asset Under Administration (billions)	$104.0	$117.3	$(13.3)	(11.3)
Cash Sweep Balances (billions)	$7.5	$7.3	$0.2	26.0
*Percentage not meaningful

•Retail commissions decreased 14.6% from a year ago due to a decrease in client activity compared to the significantly elevated levels from a year ago.
•Advisory fees decreased 2.9% due to lower assets under management.
•Bank deposit sweep income increased $11.1 million or 300% from a year ago due to higher balances and higher short-term interest rates.
•Interest revenue increased 43.3% from a year ago due to higher short-term interest rates and higher average margin balances.
•Other revenue decreased primarily due to decreases in the cash surrender value of Company-owned life insurance policies during the current period compared to increases in the value of those policies in the same period last year.
•Compensation expenses decreased 34.2% from a year ago primarily due to decreased production, and decreased share-based and deferred compensation costs.
•Non-compensation expenses increased 2.5% from a year ago primarily due to higher interest, travel and legal expenses, offset by a decrease in allowance for credit losses.
Asset Management
Asset Management reported revenue for the current quarter of $24.3 million, 4.8% lower compared with a year ago. Pre-tax income was $8.1 million, a decrease of 6.0% compared with the prior year period.

('000s unless otherwise indicated)	2Q-2022	2Q-2021	Change	% Change
Revenue	$24,315	$25,544	$(1,229)	(4.8)
Advisory fee revenue	$24,311	$25,541	$(1,230)	(4.8)
Other	$4	$3	$1	100.0

Total Expenses	$16,195	$16,906	$(711)	(4.2)
Compensation	$6,697	$6,261	$436	7.0
Non-compensation	$9,498	$10,645	$(1,147)	(10.8)

Pre-tax Income	$8,120	$8,638	$(518)	(6.0)

Compensation Ratio	27.5%	24.5%	300	12.2
Non-compensation Ratio	39.1%	41.7%	(260)	(6.2)
Pre-tax Margin	33.4%	33.8%	—%	—

AUM (billions)	$37.1	$43.7	$(6.6)	(15.1)
•Advisory fee revenue decreased 4.8% due to lower net value of assets under management during the second quarter of 2022 compared with the second quarter of 2021.
•AUM was at a reduced levels of $37.1 billion at June 30, 2022, which is the basis for advisory fee billings for July 2022.
•The decrease in AUM was comprised of lower asset values of $6.0 billion on existing client holdings and a net distribution of assets of $0.6 billion.
•Compensation expenses were up 7.0% from a year ago primarily due to increases in fixed compensation.
•Non-compensation expenses were down 10.8% when compared to the prior year period due to lower portfolio manager expense.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2022:

(Expressed in millions)
	For the Three Months Ended June 30, 2022
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions/Profit Distribution
Traditional (1)	$35,991	$1,407	$(1,998)	$(4,181)	$31,219
Institutional Fixed Income (2)	839	14	(24)	(34)	795
Alternative Investments:
Hedge funds (3)	3,843	61	(16)	(639)	3,249
Private Equity Funds (4)	1,663	23	(39)	(206)	1,441
Portfolio Enhancement Program (5)	367	6	(7)	—	366
	$42,703	$1,511	$(2,084)	$(5,060)	$37,070
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
(5)The portfolio enhancement program sells uncovered, out-of-money puts and calls on the S&P 500 Index. The program is intended to be market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.

Capital Markets
Capital Markets reported revenue for the current quarter of $71.3 million, 51.8% lower when compared with the prior year period. Pre-tax loss was $17.9 million compared with the pre-tax income of $39.4 million in the prior year period.

('000s)	2Q-2022	2Q-2021	Change	% Change
Revenues	$71,274	$147,945	$(76,671)	(51.8)

Investment Banking	$14,699	$99,045	$(84,346)	(85.2)
Advisory fees	$8,284	$50,515	$(42,231)	(83.6)
Equities underwriting	$2,751	$39,371	$(36,620)	(93.0)
Fixed income underwriting	$3,259	$8,835	$(5,576)	(63.1)
Other	$405	$324	$81	25.0

Sales and Trading	$55,978	$48,630	$7,348	15.1
Equities	$37,126	$30,218	$6,908	22.9
Fixed Income	$18,852	$18,412	$440	2.4

Other	$597	$270	$327	121.1

Total Expenses	$89,209	$108,572	$(19,363)	(17.8)
Compensation	$67,172	$85,663	$(18,491)	(21.6)
Non-compensation	$22,037	$22,909	$(872)	(3.8)

Pre-tax Income (Loss)	$(17,935)	$39,373	$(57,308)	*

Compensation Ratio	94.2%	57.9%	3,630	62.7
Non-compensation Ratio	30.9%	15.5%	1,540	99.4
Pre-tax Margin	(25.2)%	26.6%	(51.8)%	*

*Percentage not meaningful

•Advisory fees earned from investment banking activities decreased 83.6% compared with a year ago. The high advisory fees from the prior year period were driven by large completed M&A transactions in healthcare, technology, and consumer products.
•Equity underwriting fees decreased 93.0% compared with a year ago due to a significant decrease in equity underwriting activity in the healthcare and technology sectors, particularly for SPAC issuances to access the public markets.
•Fixed income underwriting fees were down 63.1% compared with a year ago primarily driven by a decrease in public finance issuances and emerging market debt during the second quarter of 2022.
•Equities sales and trading revenue increased 22.9% compared with a year ago due to a marked increase in volatility in the equities market compared to the levels in the prior year period.
•Fixed Income sales and trading revenues increased by 2.4% compared with a year ago.
•Compensation expenses decreased 21.6% compared with a year ago primarily due to decreased incentive compensation.
•Non-compensation expenses were 3.8% lower than a year ago due to a decrease in underwriting expenses, partially offset by an increase in business travel and entertainment expenses.

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
During the three months ended June 30, 2022, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2022, total assets decreased by 4.0% from December 31, 2021. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2022, the Company had bank call loans of $177.3 million compared to $69.5 million at December 31, 2021. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.2 million and $382,297, respectively, at June 30, 2022. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.5 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted. The Company has been assessing the impact that the administration’s proposed increased corporate tax proposals will have on its operations, cash flows and financial condition, although changes during this fiscal year seem increasingly unlikely.

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
The guarantees are senior secured obligations of each Subsidiary Guarantor. The guarantees rank:

•effectively senior in right of payment to all unsecured and unsubordinated obligations of such guarantor, to the extent of the value of the collateral owned by such Subsidiary Guarantor (and, to the extent of any unsecured remainder after payment of the value of the collateral, rank equally in right of payment with such unsecured and unsubordinated indebtedness of such Subsidiary Guarantor);
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
Each Subsidiary Guarantor will be automatically and unconditionally released and discharged upon the sale, exchange or transfer of the capital stock of a Subsidiary Guarantor and the Subsidiary Guarantor ceasing to be a direct or indirect subsidiary of the Parent if such sale does not constitute an asset sale under the indenture for the Notes or does not constitute an asset sale effected in compliance with the asset sale and merger covenants of the indenture for the Notes; a Subsidiary Guarantor being dissolved or liquidated; a Subsidiary Guarantor being designated unrestricted in compliance with the applicable provisions of the Notes; or the exercise by the Parent of its legal defeasance option or covenant defeasance option or the discharge of the Parent's obligations under the indenture for the Notes in accordance with the terms of such indenture.
The following tables present the results of operations for the six months ended June 30, 2022 and the balance sheet at June 30, 2022 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
June 30, 2022
Total Assets	$1,995,212
Due From Non-Guarantor Subsidiary	17,971
Total Liabilities	535,145
Due To Non-guarantor Subsidiary	1,895

For the Six Months Ended
June 30, 2022
Total Revenue	$4,976
Pre-Tax Income (Loss)	(448)
Net Income (Loss)	(577)

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We issued $5.1 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2022 ($7.0 million for the three months ended June 30, 2021) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At June 30, 2022, the Company had $177.3 million of bank call loans ($69.5 million at December 31, 2021). The average daily bank loan outstanding for the three and six months ended June 30, 2022 was $111.5 million and $99.40 million, respectively ($88.9 million and $69.7 million for the three and six months ended June 30, 2021). The largest daily bank loans outstanding for both of the three and six months ended June 30, 2022 was $226.6 million ($148.1 million for both of the three and six months ended June 30, 2021).

At June 30, 2022, securities loan balances totaled $281.4 million ($244.2 million at December 31, 2021 and $267.5 million at June 30, 2021). The average daily securities loan balance outstanding for the three and six months ended June 30, 2022 was $269.6 million and $286.9 million, respectively ($280.8 million and $271.7 million for the three and six months ended June 30, 2021). The largest daily stock loan balance for the three and six months ended June 30, 2022 was $302.9 million and $350.1 million, respectively ($314.0 million for both of the three and six months ended June 30, 2021).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2022, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At June 30, 2022, the gross balances of reverse repurchase agreements and repurchase agreements were $240.7 million and $411.7 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2022 was $146.9 million and $291.8 million, respectively ($91.4 million and $356.8 million, respectively, for the three months ended June 30, 2021). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2022 was $435.7 million and $540.1 million, respectively ($327.6 million and $496.9 million, respectively, for the three months ended June 30, 2021).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $74.4 million as of June 30, 2022.

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

Our primary long-term cash requirements include $124.2 million principal outstanding as of June 30, 2022 under our Senior Secured Notes (due in 2025) and $187.5 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $9.7 million for the 2022 year.

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2022	2021
Cash (used in)/provided by operating activities	$(231,371)	$20,140
Cash used in investing activities	(1,116)	(5,431)
Cash provided by/(used in) financing activities	55,444	(10,335)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(177,043)	$4,374

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
CYBERSECURITY

For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, could subject us to significant liability and harm our reputation" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Recent examples of vulnerabilities of other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information. The commencement of hostilities between Ukraine and Russia has resulted in increased attacks on the infrastructure of data processing facilities around the world and heightened awareness of potential vulnerabilities including those of the Company.

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

REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of clients and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Compliance with Reg BI became required on June 30, 2020. In addition to adopting Reg BI, the SEC adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices and limitations on certain kinds of transactions previously conducted in the normal course of business. The rules and processes required under Reg BI limit revenue and involve increased costs, including, but not limited to, compliance costs associated with enhanced technology as well as increased litigation costs. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience with the Reg BI Rules is gained. Regulators have commenced in-depth reviews of the industry’s compliance with the requirements of Reg BI, including that of the Company.
On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries by ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020, the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue- sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of the steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes to accompany the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Other Regulatory Matters
Since August 2021, Oppenheimer has been responding to information requests from the SEC’s Division of Enforcement relating to a former Oppenheimer financial advisor and his relationship with registered investment adviser, Southport Capital and its affiliates.
On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act and Rule15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12.

As a result of the foregoing the Company believes the SEC may institute an administrative proceeding against Oppenheimer for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The Company believes such claim to be without merit and intends to vigorously defend itself against any such claim.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU (“Brexit”), (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic, the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions, and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
Management, including the Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or omission. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $41.3 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purports to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and plaintiff is seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff does not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. On November 22, 2021, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. The motion to dismiss was fully briefed on January 17, 2022, and the Court heard oral argument on the motion on June 21, 2022. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against the claims made in this action.

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in twenty-four arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately $41.3 million in the aggregate while others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Item 1A. RISK FACTORS

During the six months ended June 30, 2022, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the second quarter of 2022, the Company did not issue any Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company.
(b)    Not applicable.
(c)    Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (4)

April 1 - 30, 2022 (1) (2)	24,518	$43.83	24,518	339,990
May 1 - 31, 2022 (3)	346,051	$32.84	346,051	543,939
June 1 - 30, 2022	514,661	$34.54	514,661	29,278
Q2 2022 Total	885,230	$34.13	885,230	29,278

(1) On May 15, 2020, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 530,000 shares of the Company's Class A Stock.
(2) On February 28, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 518,000 shares of the Company's Class A Stock.

(3) On May 24, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 550,000 shares of the Company's Class A Stock.
(4) None of the foregoing authorizations are subject to expiration.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Salvatore F. Agosta

32	Certification of Albert G. Lowenthal and Salvatore F. Agosta

101	Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of July 2022.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Salvatore F. Agosta
Salvatore F. Agosta, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)