Form 10-Q
period 2022-09-30
OPPENHEIMER HOLDINGS INC
filed 2022-10-28
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 28, 2022 was 10,866,298 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	56
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6.	Exhibits	60
	Signatures	61

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2022	December 31, 2021 (1)
ASSETS
Cash and cash equivalents	$36,578	$213,759
Deposits with clearing organizations	95,645	66,968
Restricted cash	128,280	127,765
Receivable from brokers, dealers and clearing organizations	177,206	169,902
Receivable from customers, net of allowance for credit losses of $3,367 ($3,326 in 2021)	1,178,713	1,221,450
Securities purchased under agreements to resell	—	935
Securities owned, including amounts pledged of $385,820 ($266,428 in 2021), at fair value	662,677	634,504
Notes receivable, net	57,205	53,983
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $98,047 ($92,785 in 2021)	33,946	28,036
Right-of-use lease assets, net of accumulated amortization of $77,531 ($76,462 in 2021)	148,479	150,121
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	167,307	205,838
Total assets	$2,856,025	$3,043,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$9,644	$—
Bank call loans	53,600	69,500
Payable to brokers, dealers and clearing organizations	493,446	422,057
Payable to customers	381,112	456,958
Securities sold under agreements to repurchase	284,032	277,322
Securities sold but not yet purchased, at fair value	94,893	71,958
Accrued compensation	196,948	342,125
Income tax payable	1,788	13,536
Accounts payable and other liabilities	91,119	76,655
Lease liabilities	189,298	192,019
Senior secured notes, net of debt issuance costs of $737 ($926 in 2021)	124,263	124,074
Deferred tax liabilities, net of deferred tax assets of $53,059 ($54,957 in 2021)	35,542	44,016
Total liabilities	1,955,685	2,090,220
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	127,765	127,765
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,874,990 and 12,447,036 as of September 30, 2022 and December 31, 2021, respectively Class B: shares authorized, issued and outstanding: 99,665 as of September 30, 2022 and December 31, 2021	11	13
Additional paid-in capital	25,918	78,032
Retained earnings	743,650	740,926
Accumulated other comprehensive income	1,163	4,225
Total Oppenheimer Holdings Inc. stockholders' equity	770,742	823,196
Noncontrolling interest (Note 2)	1,833	2,069
Total Stockholders' equity	772,575	825,265
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,856,025	$3,043,250
(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, See Note 2.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2022	2021	2022	2021
REVENUE
Commissions	$89,608	$90,889	$282,307	$300,531
Advisory fees	102,927	116,751	326,098	332,399
Investment banking	38,393	86,901	93,516	316,144
Bank deposit sweep income	35,769	3,909	54,968	11,629
Interest	17,361	9,340	38,667	26,915
Principal transactions, net	6,502	4,494	10,124	21,664
Other	3,551	3,058	(8,319)	19,635
Total revenue	294,111	315,342	797,361	1,028,917
EXPENSES
Compensation and related expenses	179,134	206,312	543,144	693,053
Communications and technology	21,500	19,718	63,981	59,497
Occupancy and equipment costs	15,457	14,964	44,701	45,371
Clearing and exchange fees	6,705	5,237	18,923	16,667
Interest	7,018	2,468	13,158	7,563
Other	57,059	29,249	98,172	74,077
Total expenses	286,873	277,948	782,079	896,228

Pre-tax income	7,238	37,394	15,282	132,689
Income taxes provision	2,573	11,144	5,559	36,622
Net income	$4,665	$26,250	$9,723	$96,067

Net income (loss) attributable to noncontrolling interest, net of tax	145	—	(215)	—
Net income attributable to Oppenheimer Holdings Inc.	$4,520	$26,250	$9,938	$96,067

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.40	$2.07	$0.84	$7.59
Diluted	$0.37	$1.92	$0.78	$7.10

Weighted average shares outstanding
Basic	11,270,589	12,690,386	11,901,727	12,653,310
Diluted	12,190,425	13,664,214	12,809,000	13,539,373

Period end shares outstanding	10,974,655	12,615,399	10,974,655	12,615,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2022	2021	2022	2021
Net income	$4,665	$26,250	$9,723	$96,067
Other comprehensive income (loss), net of tax
Currency translation adjustment	(410)	235	(3,062)	(64)
Comprehensive income	$4,255	$26,485	6,661	96,003
Less net income (loss) attributable to noncontrolling interests	145	—	(215)	—
Comprehensive income attributable to Oppenheimer Holdings Inc.	$4,110	$26,485	$6,876	$96,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended September 30 (1),		For the Nine Months Ended September 30 (1),
(Expressed in thousands, except per share amount)	2022	2021	2022	2021
Common stock ($0.001 par value per share)
Beginning Balance	$11	$13	$12	$13
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—	(1)	—
Ending Balance	11	13	11	13
Additional paid-in capital
Balance at beginning of period	35,461	81,152	78,034	80,801
Issuance of Class A non-voting common stock	518	850	2,862	4,846
Repurchase of Class A non-voting common stock for cancellation	(12,206)	(4,715)	(58,581)	(4,715)
Share-based expense	2,631	2,608	8,684	7,827
Vested employee share plan awards	(486)	(875)	(5,081)	(9,739)
Balance at end of period	25,918	79,020	25,918	79,020
Retained earnings
Balance at beginning of period	742,614	668,193	740,926	601,406
Repurchase of Class A non-voting common stock for cancellation	(1,781)	—	(1,781)	—
Net income (2)	4,520	26,250	9,938	96,067
Dividends paid	(1,703)	(1,906)	(5,433)	(4,936)
Balance at end of period	743,650	692,537	743,650	692,537
Accumulated other comprehensive income
Balance at beginning of period	1,573	3,149	4,225	3,448
Currency translation adjustment	(410)	235	(3,062)	(64)
Balance at end of period	1,163	3,384	1,163	3,384
Total Oppenheimer Holdings Inc. stockholders' equity	$770,742	$774,954	$770,742	$774,954
Noncontrolling interest
Balance at beginning of period	1,709	—	2,069	—
Capital distribution to noncontrolling interest	(21)	—	(21)	—
Net income (loss) attributable to noncontrolling interest	145	—	(215)	—
Balance at end of period	1,833	—	1,833	—
Total stockholders' equity	$772,575	$774,954	$772,575	$774,954
Redeemable Noncontrolling Interests
Balance at beginning of period	127,765	—	127,765	—
Contributions during the year	—	—	—	—
Balance at end of period	$127,765	$—	$127,765	$—

Dividends paid per share	$0.15	$0.15	$0.45	$0.39

(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, See Note 2.
(2) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2022	2021
Cash flows from operating activities
Net income	$9,723	$96,067
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,717	5,975
Deferred income taxes	(5,890)	(2,575)
Amortization of notes receivable	10,480	9,786
Amortization of debt issuance costs	189	188
Provision for credit losses	61	3,030
Share-based compensation	(1,152)	25,097
Amortization of right-of-use lease assets	20,041	19,514
Decrease (increase) in operating assets:
Deposits with clearing organizations	(28,677)	(1,752)
Receivable from brokers, dealers and clearing organizations	(7,304)	(39,020)
Receivable from customers	42,676	(165,640)
Securities purchased under agreements to resell	935	—
Securities owned	(28,173)	48,834
Notes receivable	(13,702)	(18,723)
Other assets	34,278	92,294
Increase (decrease) in operating liabilities:
Drafts payable	9,644	—
Payable to brokers, dealers and clearing organizations	71,389	64,141
Payable to customers	(75,846)	48,612
Securities sold under agreements to repurchase	6,710	1,487
Securities sold but not yet purchased	22,935	(42,026)
Accrued compensation	(135,341)	1,487
Accounts payable and other liabilities	(21,797)	(11,588)
Cash provided by/(used in) operating activities	(83,104)	135,188
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(11,627)	(7,513)
Proceeds from the settlement of Company-owned life insurance	1,191	2,001
Cash provided by/(used in) investing activities	(10,436)	(5,512)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,433)	(4,936)
Issuance of Class A non-voting common stock	65	58
Repurchase of Class A non-voting common stock for cancellation	(59,554)	(4,715)
Payments for employee taxes withheld related to vested share-based awards	(2,283)	(4,966)
Distribution to noncontrolling interests	(21)	—
Debt issuance costs	—	(22)
Decrease in bank call loans, net	(15,900)	(9,700)
Cash provided by/(used in) financing activities	(83,126)	(24,281)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(176,666)	105,395
Cash, cash equivalents and restricted cash, beginning of period	341,524	35,424
Cash, cash equivalents and restricted cash, end of period	$164,858	$140,819

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2022	2021
Cash and cash equivalents	$36,578	$140,819
Restricted cash	128,280	—
Total cash, cash equivalents and restricted cash	$164,858	$140,819

Schedule of non-cash financing activities
Employee share plan issuance	$4,288	$7,361

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$14,184	$9,502
Cash paid during the period for income taxes, net	$25,683	$52,950
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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for any future interim or annual period.

Reclassification

Effective June 30, 2022, the Company reclassified certain stockholders' equity amounts on the condensed consolidated balance sheet and condensed consolidated statements of changes in stockholders' equity and redeemable noncontrolling interests. The reclassification included separately presenting the par value of common stock, and combining previously disclosed share capital and contributed capital amounts in the currently reported additional paid-in capital amount. The reclassification had no impact on previously reported total stockholders’ equity amounts.

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

“Redeemable noncontrolling interests” of $127.8 million associated with the publicly held OHAA Class A ordinary shares are recorded on the Company’s consolidated balance sheet as of September 30, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership basis.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Noncontrolling Interests

Noncontrolling interests represents ownership interests in the Sponsor of OHAA, OHAA Class A founder and Class A ordinary shares held by management and employees of the Company, as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also include publicly held warrants to purchase OHAA Class A ordinary shares. Additionally, noncontrolling interests include the profits allocated to employees who have profit interests in OPI's Series.

Restricted Cash

Restricted cash represents OHAA deposits held in trust as indicated above.

3.    Financial Instruments - Credit Losses

Under ASC 326 "Financial Instruments - Credit Losses", the Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for securities borrowed, margin loans, and reverse repurchase agreements. No material historical losses have been reported on these assets. See note 9 for details.

As of September 30, 2022, the Company had $57.2 million of notes receivable ($54.0 million as of December 31, 2021). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months and nine months ended September 30, 2022, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2022, the uncollected balance of defaulted notes was $7.7 million and the allowance for uncollectibles was $5.2 million. The allowance for uncollectibles consisted of $3.4 million related to defaulted notes balances (five years and older) and $1.8 million related to defaulted notes balances (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of default as of September 30, 2022:

(Expressed in thousands)
As of September 30, 2022

2022	$859
2021	2,327
2020	542
2019	353
2018	132
2017 and prior	3,449
Total	$7,662

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended
September 30, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2022	2021	2022	2021
Beginning balance	$5,106	$4,701	$4,923	$4,234
Additions and other adjustments	97	28	280	495
Ending balance	$5,203	$4,729	$5,203	$4,729
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022, the Company had right-of-use operating lease assets of $148.5 million (net of accumulated amortization of $77.5 million) which are comprised of real estate leases of $145.6 million (net of accumulated amortization of $75.2 million) and equipment leases of $2.9 million (net of accumulated amortization of $2.3 million). As of September 30, 2022, the Company had operating lease liabilities of $189.3 million which are comprised of real estate lease liabilities of $186.4 million and equipment lease liabilities of $2.9 million. The Company had no finance leases as of September 30, 2022.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of September 30, 2022 and December 31, 2021, respectively:

	As of
	September 30, 2022	December 31, 2021

Weighted average remaining lease term (in years)	6.96	7.38
Weighted average discount rate	6.67%	6.89%

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,450	$6,053	$18,796	$18,171
Real estate leases - Interest expense	3,258	3,523	9,881	10,726
Equipment leases - Right-of-use lease asset amortization	422	453	1,246	1,343
Equipment leases - Interest expense	41	34	108	110

The maturities of lease liabilities as of September 30, 2022 and December 31, 2021 are as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	As of
	September 30, 2022	December 31, 2021
2022	$10,716	$41,696
2023	41,964	38,477
2024	37,630	33,573
2025	31,542	27,703
2026	29,672	26,342
After 2026	86,261	78,593
Total lease payments	$237,785	$246,384
Less interest	(48,487)	(54,365)
Present value of lease liabilities	$189,298	$192,019

As of September 30, 2022, the Company had $30.0 million of additional real estate operating leases that have not yet commenced ($16.2 million as of December 31, 2021).
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
Commissions
Commissions from Sales and Trading — The Company earns commission revenue by executing, settling and clearing transactions with clients primarily in exchange-traded and over-the-counter corporate equity and debt securities, money market instruments and exchange-traded options and futures contracts. A substantial portion of the Company's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Trade execution and clearing services, when provided together, represent a single performance obligation, as the services are not separately identifiable in the context of the contract. Commission revenue associated with combined trade execution and clearing services, as well as trade execution services on a standalone basis, are recognized at a point in time on trade date when the performance obligation is satisfied.

Commission revenue is generally paid on settlement date, which is generally two business days after trade date for equity securities and corporate bond transactions and one day for government securities, options and commodities transactions. The Company records a receivable on the trade date and receives a payment on the settlement date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
Advisory Fees
The Company earns management and performance (or incentive) fees in connection with the advisory and asset management services it provides to various types of funds, asset-based programs and investment vehicles through its subsidiaries. Management fees are generally based on the account value at the valuation date per the respective asset management agreements and are recognized over time as the customer receives the benefits of the services evenly throughout the term of the contract. Performance fees are recognized when the return on client AUM exceeds a specified benchmark return or as other performance targets over a 12-month measurement period are met. Performance fees are considered variable and they are recognized at a point in time as they are subject to fluctuation and/or are contingent on a future event over the measurement period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Both management and performance fees are generally received within 90 days.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2022 and 2021:

(Expressed in thousands)	For the Three Months Ended September 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$39,290	$—	$42,699	$12	$82,001
Mutual fund and insurance income	7,603	—	1	3	7,607
Advisory fees	78,055	24,865	—	7	102,927
Investment banking - capital markets	1,950	—	7,173	—	9,123
Investment banking - advisory	—	—	29,270	—	29,270
Bank deposit sweep income	35,769	—	—	—	35,769
Other	5,126	—	652	39	5,817
Total revenue from contracts with customers	167,793	24,865	79,795	61	272,514
Other sources of revenue:
Interest	14,471	—	2,265	625	17,361
Principal transactions, net	(884)	—	8,637	(1,251)	6,502
Other	(2,766)	5	250	245	(2,266)
Total other sources of revenue	10,821	5	11,152	(381)	21,597
Total revenue	$178,614	$24,870	$90,947	$(320)	$294,111

(Expressed in thousands)	For the Three Months Ended September 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$42,214	$—	$39,535	$(2)	$81,747
Mutual fund and insurance income	9,134	—	2	6	9,142
Advisory fees	89,849	26,890	—	12	116,751
Investment banking - capital markets	5,599	—	29,488	—	35,087
Investment banking - advisory	—	—	51,814	—	51,814
Bank deposit sweep income	3,909	—	—	—	3,909
Other	2,765	—	196	10	2,971
Total revenue from contracts with customers	153,470	26,890	121,035	26	301,421
Other sources of revenue:
Interest	7,624	—	1,631	85	9,340
Principal transactions, net	(189)	—	5,804	(1,121)	4,494
Other	(41)	4	115	9	87
Total other sources of revenue	7,394	4	7,550	(1,027)	13,921
Total revenue	$160,864	$26,894	$128,585	$(1,001)	$315,342

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$120,753	$—	137,760	29	$258,542
Mutual fund and insurance income	23,733	—	7	25	23,765
Advisory fees	249,667	76,289	117	25	326,098
Investment banking - capital markets	7,615	—	26,407	—	34,022
Investment banking - advisory	35	—	59,459	—	59,494
Bank deposit sweep income	54,968	—	—	—	54,968
Other	12,770	—	1,449	227	14,446
Total revenue from contracts with customers	469,541	76,289	225,199	306	771,335
Other sources of revenue:
Interest	32,987	—	4,950	730	38,667
Principal transactions, net	(5,050)	—	16,717	(1,543)	10,124
Other	(23,546)	13	406	362	(22,765)
Total other sources of revenue	4,391	13	22,073	(451)	26,026
Total revenue	$473,932	$76,302	$247,272	$(145)	$797,361

(Expressed in thousands)	For the Nine Months Ended September 30, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$135,122	$—	$137,742	$(1)	$272,863
Mutual fund and insurance income	27,575	—	6	87	27,668
Advisory fees	255,701	76,658	3	37	332,399
Investment banking - capital markets	19,879	—	157,765	—	177,644
Investment banking - advisory	250	—	138,250	—	138,500
Bank deposit sweep income	11,629	—	—	—	11,629
Other	10,359	—	957	43	11,359
Total revenue from contracts with customers	460,515	76,658	434,723	166	972,062
Other sources of revenue:
Interest	21,335	—	5,449	131	26,915
Principal transactions, net	1,987	—	19,636	41	21,664
Other	7,913	10	321	32	8,276
Total other sources of revenue	31,235	10	25,406	204	56,855
Total revenue	$491,750	$76,668	$460,129	$370	$1,028,917

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

The Company had receivables related to revenue from contracts with customers of $32.9 million and $37.2 million at September 30, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2022.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts and investment banking fees received from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $994,000 and $235,000 at September 30, 2022 and December 31, 2021, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2022	December 31, 2021
Contract assets (receivables):
Commission (1)	$5,990	$2,886
Mutual fund income (2)	5,078	6,205
Advisory fees (3)	3,404	4,546
Bank deposit sweep income (4)	6,625	595
Investment banking fees (5)	7,065	17,765
Other	4,765	5,195
Total contract assets	$32,927	$37,192
Deferred revenue (payables):
Investment banking fees (6)	$230	$235
IRA fees (7)	764	—
Total deferred revenue	$994	$235
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average number of shares outstanding	11,270,589	12,690,386	11,901,727	12,653,310
Net dilutive effect of share-based awards, treasury stock method (1)	919,836	973,828	907,273	886,063
Diluted weighted average number of shares outstanding	12,190,425	13,664,214	12,809,000	13,539,373

Net income attributable to Oppenheimer Holdings Inc.	$4,520	$26,250	$9,938	$96,067

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.40	$2.07	$0.84	$7.59
Diluted	$0.37	$1.92	$0.78	$7.10
(1) For the three months ended September 30, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 398,198 shares of Class A Stock granted under share-based compensation arrangements. For the nine months ended September 30, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 22,250 shares of Class A Stock granted under share-based compensation arrangements. For the three and nine months ended September 30, 2021, there was no Class A Stock granted under share-based compensation arrangements that was anti-dilutive.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2022	December 31, 2021
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$72,267	$99,752
Receivable from brokers	69,653	39,716
Clearing organizations	22,287	19,518
Securities failed to deliver	9,801	9,212
Other	3,198	1,704
Total	$177,206	$169,902
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$307,383	$244,223
Securities failed to receive	22,359	6,457
Payable to brokers	199	2,077
Clearing organizations and other (1)	163,505	169,300
Total	$493,446	$422,057
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and, together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of September 30, 2022, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of September 30, 2022, the Company owned $33.1 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of September 30, 2022, the Company had a valuation allowance totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2022:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$589	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	8,327	3,161	N/A	N/A
	$8,916	$3,161
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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of September 30, 2022, the fair value of the investment was $5.8 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$41,389	$—	$—	$41,389
Securities owned:
U.S. Treasury securities	519,569	—	—	519,569
U.S. Agency securities	—	19,063	—	19,063
Sovereign obligations	—	345	—	345
Corporate debt and other obligations	—	12,174	—	12,174
Mortgage and other asset-backed securities	—	2,050	—	2,050
Municipal obligations	—	31,838	—	31,838
Convertible bonds	—	17,139	—	17,139
Corporate equities	27,298	—	—	27,298
Money markets	78	—	—	78
Auction rate securities	—	—	33,123	33,123
Securities owned, at fair value	546,945	82,609	33,123	662,677
Investments (1)	—	8,650	—	8,650
Total	$588,334	$91,259	$33,123	$712,716
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$72,842	$—	$—	$72,842
U.S. Agency securities	—	6	—	6
Corporate debt and other obligations	—	6,931	—	6,931
Convertible bonds	—	3,799	—	3,799
Corporate equities	11,315	—	—	11,315
Securities sold but not yet purchased, at fair value	84,157	10,736	—	94,893
Derivative contracts:
Futures	149	—	—	149
Derivative contracts, total	149	—	—	149
Total	$84,306	$10,736	$—	$95,042
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2022 and 2021:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses (3) (4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,977	$(29)	$1,175	$—	$—	$33,123
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

	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses (3) (4)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,804	$(56)	$1,375	$—	$—	$33,123
(1) Represents auction rate securities that failed in the auction rate market.

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

Assets and liabilities not measured at fair value as of September 30, 2022:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$36,578	$36,578	$—	$—	$36,578
Restricted cash	128,280	128,280	—	—	128,280
Deposits with clearing organization	54,256	54,256	—	—	54,256
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	72,267	—	72,267	—	72,267
Receivables from brokers	69,653	—	69,653	—	69,653
Securities failed to deliver	9,801	—	9,801	—	9,801
Clearing organizations	22,287	—	22,287	—	22,287
Other	3,198	—	3,198	—	3,198
	177,206	—	177,206	—	177,206
Receivable from customers	1,178,713	—	1,178,713	—	1,178,713
Notes receivable, net	57,205	—	57,205	—	57,205
Investments (1)	75,437	—	75,437	—	75,437
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,644	$9,644	$—	$—	$9,644
Bank call loans	$53,600	$—	$53,600	$—	$53,600
Payables to brokers, dealers and clearing organizations:
Securities loaned	307,383	—	307,383	—	307,383
Payable to brokers	199	—	199	—	199
Securities failed to receive	22,359	—	22,359	—	22,359
Other	163,356	—	163,356	—	163,356
	493,297	—	493,297	—	493,297
Payables to customers	381,112	—	381,112	—	381,112
Securities sold under agreements to repurchase	284,032	—	284,032	—	284,032
Senior secured notes	125,000	—	124,423	—	124,423

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2021:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$213,759	$213,759	$—	$—	$213,759
Restricted cash	127,765	127,765	—	—	127,765
Deposits with clearing organization	37,885	37,885	—	—	37,885
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,752	—	99,752	—	99,752
Receivables from brokers	39,716	—	39,716	—	39,716
Securities failed to deliver	9,212	—	9,212	—	9,212
Clearing organizations	19,518	—	19,518	—	19,518
Other	1,693	—	1,693	—	1,693
	169,891	—	169,891	—	169,891
Receivable from customers	1,221,450	—	1,221,450	—	1,221,450
Securities purchased under agreements to resell	935	—	935	—	935
Notes receivable, net	53,983	—	53,983	—	53,983
Investments (1)	99,169	—	99,169	—	99,169
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$69,500	$—	$69,500	$—	$69,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	244,223	—	244,223	—	244,223
Payable to brokers	2,077	—	2,077	—	2,077
Securities failed to receive	6,457	—	6,457	—	6,457
Other	169,013	—	169,013	—	169,013
	421,770	—	421,770	—	421,770
Payables to customers	456,958	—	456,958	—	456,958
Securities sold under agreements to repurchase	277,322	—	277,322	—	277,322
Senior secured notes	125,000	—	131,094	—	131,094

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2022, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets or other liabilities on the condensed consolidated balance sheet and other income in the condensed consolidated income statement.
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

The notional amounts and fair values of the Company's derivatives as of September 30, 2022 and December 31, 2021 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2022
	Description	Notional	Fair Value
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$5,000,000	$149
		$5,000,000	$149
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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and nine months ended September 30, 2022 and 2021:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$349
Other contracts	TBAs	Principal transactions revenue, net	1
			$350

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Loss
Commodity contracts	Futures	Principal transactions revenue, net	$(13)
Other contracts	TBAs	Principal transactions revenue, net	(15)
	Purchase commitments	Principal transactions revenue, net	(497)
			$(525)

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,868
Other contracts	Foreign exchange forward contracts	Other revenue	(20)
	TBAs	Principal transactions revenue, n et	57
			$3,905

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2021
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$482
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
	TBAs	Principal transactions revenue, net	146
	Purchase commitments	Principal transactions revenue, net	(987)
	ARS purchase commitments	Principal transactions revenue, net	(1)
			$(368)
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2022, the outstanding balance of bank call loans was $53.6 million ($69.5 million as of December 31, 2021). Such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $39.0 million and $24.8 million, respectively.
As of September 30, 2022, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $263.1 million under securities loan agreements.
As of September 30, 2022, the Company had pledged $391.4 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2022, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2022:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$479,159
Securities loaned:
Equity securities	307,383
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$786,542
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2022 and December 31, 2021:

As of September 30, 2022
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$195,127	$(195,127)	$—	$—	$—	$—
Securities borrowed (1)	72,267	—	72,267	(72,056)	—	211
Total	$267,394	$(195,127)	$72,267	$(72,056)	$—	$211
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$479,159	$(195,127)	$284,032	$(283,850)	$—	$182
Securities loaned (2)	307,383	—	307,383	(292,623)	—	14,760
Total	$786,542	$(195,127)	$591,415	$(576,473)	$—	$14,942
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2021
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$30,406	$(29,471)	$935	$—	$—	$935
Securities borrowed (1)	99,752	—	99,752	(96,929)	—	2,823
Total	$130,158	$(29,471)	$100,687	$(96,929)	$—	$3,758
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$306,793	$(29,471)	$277,322	$(276,992)	$—	$330
Securities loaned (2)	244,223	—	244,223	(236,597)	—	7,626
Total	$551,016	$(29,471)	$521,545	$(513,589)	$—	$7,956
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2022, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $70.0 million ($96.4 million as of December 31, 2021) and $194.9 million ($307.3 million as of December 31, 2021), respectively, of which the Company has sold and re-pledged approximately $29.7 million ($29.4 million as of December 31, 2021) under securities loaned transactions and $194.9 million under repurchase agreements ($307.3 million as of December 31, 2021).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $385.8 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2022 ($266.4 million as of December 31, 2021).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2022 were receivables from three major U.S. broker-dealers totaling approximately $57.1 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2022 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2022, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

10.    Variable interest entities ("VIEs")
The Company's policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent the Company's maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the condensed consolidated balance sheet. As of September 30, 2022, the Company did not have any hedge funds and private equity funds that are VIE.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of September 30,
	2022	2021
Asset
Cash and cash equivalents	$1,369	$—
Restricted Cash	128,280	—
Other Assets	456	—
Total Assets	$130,105	$—
Liabilities
Other Liabilities	189	—
Total Liabilities	$189	$—

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2022	December 31, 2021
5.50% Senior Secured Notes	10/1/2025	$125,000	$125,000
Unamortized Debt Issuance Cost		(737)	(926)
		$124,263	$124,074
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

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of September 30, 2022, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and nine months ended September 30, 2022 was $1.7 million and $5.2 million, respectively. Interest expense on the Notes for the three and nine months ended September 30, 2021 was $1.7 million and $5.2 million, respectively.

12. Income taxes

The effective income tax rate for the three and nine months ended September 30, 2022 was 35.5% and 36.4% respectively, compared with 29.8% and 27.6% for the three and nine months ended September 30, 2021 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the third quarter of 2022 was negatively impacted by unfavorable permanent items.

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Class A Stock outstanding, beginning of period	11,270,944	12,592,646	12,447,036	12,381,778
Issued pursuant to share-based compensation plans	17,098	31,582	103,549	242,450
Repurchased and canceled pursuant to the stock buy-back	(413,052)	(108,494)	(1,675,595)	(108,494)
Class A Stock outstanding, end of period	10,874,990	12,515,734	10,874,990	12,515,734

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
On July 29, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 536,500 shares of the Company's Class A Stock, representing approximately 4.8% of its 11,251,930 then issued and outstanding shares of Class A Stock. This authorization supplemented the 4,278 shares that remained authorized and available under the Company's previous share repurchase program for a total of 540,778 shares authorized.

During the three months ended September 30, 2022, the Company purchased and canceled an aggregate of 413,052 shares of Class A Stock for a total consideration of $14.0 million ($33.86 per share) under this program. During the nine months ended September 30, 2022, the Company purchased and canceled an aggregate of 1,675,595 shares of Class A Stock for a total consideration of $60.4 million ($36.02 per share) under this program. During the three and nine months ended September 30, 2021, the Company purchased and canceled an aggregate of 108,494 shares of Class A Stock for a total consideration of $4.7 million ($43.46 per share) under this program. As of September 30, 2022, 152,726 shares remained available to be purchased under the share repurchase program.

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

The Company accrues for estimated loss contingencies related to legal and regulatory matters within Other Expenses in the condensed consolidated income statement when available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of $0 to $47.0 million as of September 30, 2022. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purported to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and the plaintiff was seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff did not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. On November 22, 2021, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. The motion to dismiss was fully briefed on January 17, 2022, and the

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Court heard oral argument on the motion on June 21, 2022. On August 17, 2022, the Court granted Oppenheimer’s motion and dismissed the complaint without prejudice. On September 21, 2022, 6694 Dawson Blvd, LLC filed a first amended complaint solely on behalf of itself based on substantially the same allegations as the original complaint seeking unspecified damages sounding solely in violations of the Georgia RICO statute. On October 14, 2022, Oppenheimer filed a motion to dismiss the first amended complaint on a number of grounds. On October 21, 2022, 6694 Dawson Blvd, LLC voluntarily dismissed its first amended complaint without prejudice, thereby terminating the action.

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in twenty-eight arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately
$45.3 million in the aggregate while others claim unspecified damages.

Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

One arbitration entitled Donald Robinson, Timothy and Sharon Padden, Rhett Rainey, Kelly A. Rainey Trust, Toucan Holdings LP, Robert Goodman, Robert Daniel Burgner, Individually and as Trustee of the Burgner Family Charitable Remainder Trust, Douglas Kasemeier, Wesley Callaway, and Billy Loveless v. Oppenheimer & Co. Inc. (the “Robinson Arbitration”) was commenced on August 31, 2021. On September 6, 2022, the arbitration panel found in favor of the claimants and awarded them total compensatory damages of approximately $5.7 million, RICO damages pursuant to O.C.G.A. § 16-14-6(c) of approximately $14.2 million, and punitive damages, attorneys’ fees and costs of approximately $16.8 million. The total amount awarded to claimants was $36,744,276 (the “Robinson Award”). On October 6, 2022, Oppenheimer filed a motion to vacate the Robinson Award with the Superior Court of DeKalb County, Georgia based on, among other defects, arbitrator bias, failure to postpone the hearing to permit key witnesses to testify, and manifest disregard of the law. On October 18, 2022, the claimants in the Robinson Arbitration filed a petition to confirm the Arbitration Award. Oppenheimer intends to vigorously pursue vacatur of the Robinson Award.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above referenced rules and requiring it to disgorge approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against any such claim.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2022, the net capital of Oppenheimer as calculated under the Rule was $425.8 million or 32.17% of Oppenheimer's aggregate debit items. This was $399.4 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined.
As of September 30, 2022, Freedom had net capital of $4.3 million, which was $4.2 million in excess of the $100,000 required to be maintained at that date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2022, the capital required and held under the FCA’s Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 127% (required 56.0%);
•Tier 1 Capital ratio 127% (required 75.0%); and
•Total Capital ratio 169% (required 100.0%).

Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of September 30, 2022, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of September 30, 2022, the regulatory capital of Oppenheimer Investments Asia Limited was $4.8 million, which was $4.4 million in excess of the $382,163 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2022, Oppenheimer Investment Asia Limited is in compliance with its regulatory requirements.

16.     Segment information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company evaluates the performance of its segments and allocates resources to them based upon profitability.
The Company's reportable segments are:
Private Client — includes commissions and a proportionate amount of fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, custodian fees, net contributions from stock loan activities and financing activities, and direct expenses associated with this segment; and
Asset Management — includes a proportionate amount of fee income earned on AUM from investment management services of Oppenheimer Asset Management Inc. Oppenheimer's asset management divisions employ various programs to manage client assets either in individual accounts or in funds, and includes direct expenses associated with this segment; and
Capital Markets — includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company's operations in the United Kingdom, Hong Kong and Israel, and direct expenses associated with this segment.

The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit.

Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits.

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and nine months ended September 30, 2022 and 2021. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Private client (1)	$178,614	$160,864	$473,932	$491,750
Asset management (1)	24,870	26,894	76,302	76,668
Capital markets	90,947	128,585	247,272	460,129
Corporate/Other	(320)	(1,001)	(145)	370
Total	$294,111	$315,342	$797,361	$1,028,917
Pre-Tax Income (Loss)
Private client (1)	$29,973	$37,426	$92,919	$83,362
Asset management (1)	8,322	9,412	25,916	25,603
Capital markets	2,401	17,888	(14,368)	107,252
Corporate/Other	(33,458)	(27,332)	(89,185)	(83,528)
Total	$7,238	$37,394	$15,282	$132,689
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2022 and 2021 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$279,043	$304,726	$756,453	$987,918
Europe/Middle East	13,975	9,051	36,426	36,962
Asia	1,093	1,565	4,482	4,037
Total	$294,111	$315,342	$797,361	$1,028,917

17.    Subsequent events
On October 28, 2022, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on November 25, 2022 to holders of Class A Stock and Class B Stock of record on November 11, 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND
The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. and its consolidated subsidiaries (together, the "Company", "Firm", "Parent", "we", "our" or "us"). The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this quarterly report.
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2022, we provided our services from 91 offices in 25 states located throughout the United States and offices in Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. Client assets under administration ("CAUA") as of September 30, 2022 totaled $100.3 billion. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At September 30, 2022, client assets under management ("AUM") totaled $35.3 billion. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we offer syndication as well as trading of issued syndicated corporate loans. At September 30, 2022, the Company employed 2,938 employees (2,889 full-time and 49 part-time), of whom 985 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses where we can employ experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. We are continuously reviewing ways in which we can increase security around our data and our platform as the risks of cybercrime increase. In investment banking, we are committed to growing our footprint by adding experienced bankers within our existing industry practices as well as new industry practices where we believe we can be successful.
We continuously invest in and improve our technology platform to support client service and to remain competitive, while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
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

Impact of Interest Rates

The Federal Reserve ("FED") increased the federal funds rate by 300 basiss point during the first nine months of 2022, with half of that increase occurring during the three months ended September 30, 2022. Since inflation remains at elevated levels, it is likely that the federal funds rate will continue to increase in the coming months from the low levels of recent years. In addition, the FED has begun to reduce its balance sheet as it allows maturing bonds to runoff without re-investing the proceeds. The increases in the federal funds rate will be favorable to the Company’s interest-based revenues. These changes in policy by the FED are intended to reduce inflation and are also likely to reduce economic activity possibly leading to a recession. Such increases, while bringing down inflationary pressures may also prove detrimental to economic activity and thereby to financial markets in general. The impact of rate increases seems likely to increase volatility in financial markets, decrease the value of fixed income investments and negatively impact equity share prices while reducing revenues the Company derives from commissions and from fees based on the value of client assets managed by the Company. However, increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings.
Ukraine War
In February 2022, without provocation, Russia invaded Ukraine. The war has lasted longer than previously anticipated, and it seems likely it will last for an extended period of time as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia, its companies and various notable Russian individuals. The impact of the sanctions has been to increase the price of hydrocarbons and the costs of various agricultural products produced by both Russia and Ukraine. In addition, the disruption of supplies for those products has further increased inflationary pressures in Europe as well as the rest of the world and in addition has led to significant cutbacks in economic activity due to anticipated shortages of natural gas in the coming winter period due to actions taken by Russia and OPEC. It has also had the indirect effect of lowering consumer confidence and consumer spending in Europe, all of which could have an adverse impact on financial markets in Europe as well as the U.S. and, thus on our business.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed H.R. 5376, commonly referred to as the Inflation Reduction Act (the "IRA"), into law, which includes an excise tax on stock buybacks, a new alternative minimum tax and significant tax incentives for energy and climate initiatives, among other provisions. Effective for repurchases occurring after December 31, 2022, the IRA imposes a nondeductible 1% excise tax on the net value of certain stock that is repurchased during the tax year. The value of stock repurchases subject to the tax is reduced by the value of any stock issued during the tax year. Additionally, effective for tax years beginning after December 31, 2022, the IRA imposes a 15% corporate alternative minimum tax on companies with adjusted financial statement income exceeding $1 billion over a three-year period. While we are currently assessing the impact of the IRA’s provisions, we do not expect it to have a material impact on the Company’s financial statements although future buybacks by the Company occurring after December 31, 2022 may be subject to the 1% excise tax.
CORONAVIRUS DISEASE 2019 ("COVID-19 PANDEMIC")

The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to support our employees that continue to work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. While the direct impact of the virus has been substantially reduced, many employees from our home office and branch locations continue to work remotely. In recent months, we have seen increased attendance at the workplace as local regulations have been loosened, hospital visits reduced and a larger portion of the population vaccinated. There can be no assurance at this time that these improvements will continue and we continue to closely monitor the situation.

An increased numbers of employees have returned to offices in recent weeks and months but we continue to maintain flexible work arrangements for our employees in keeping with the change in expectations and work habits that have developed during the past several years.

EXECUTIVE SUMMARY

The results for the quarter were significantly impacted by an adverse arbitration decision, but we were able to deliver profitable results reflecting the diversity and general health of our business. Volatile market conditions and emerging economic headwinds reduced valuations in both equity and fixed income markets. The high rate of inflation resulted in the Federal Reserve raising interest rates at the fastest speed in over 40 years with multiple 75 basis point increases during the quarter. Our Wealth Management business saw a benefit from the higher interest rate environment, as income from our FDIC-insured bank deposit program and interest income on margin loans were markedly greater than the prior year although this was offset to some extent by lower activity levels and lower valuations in client portfolios which drive fee income.

The macroeconomic environment drove all major equity indices into bear market territory during the third quarter. The declining valuations negatively impacted our advisory fee revenues. The volatile markets also led to a marked slowdown in equity IPOs and secondary offerings and a significant decline in capital markets income. Investment banking advisory fees, while lower than the record Q3 results recorded in 2021, picked up considerably from the second quarter.

The Company maintains a strong balance sheet with near record regulatory capital despite the volatile market environment and the impact of an adverse arbitration decision. The Company took advantage of the lower level of its share price to purchase 413,052 shares (3%) of its Class A non-voting common stock at an average price of $33.86 per share in the open market under its share repurchase program resulting in 10,874,990 Class A non-voting common shares outstanding at September 30, 2022. We remain confident in the resiliency of our business and our ability to continue to provide essential investment services to our clients.

RESULTS OF OPERATIONS
The Company reported net income of $4.5 million or $0.40 basic earnings per share for the third quarter of 2022, compared with net income of $26.3 million or $2.07 basic earnings per share for the third quarter of 2021. Revenue for the third quarter of 2022 was $294.1 million, a decrease of 6.7% compared to revenue of $315.3 million for the third quarter of 2021.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2022	3Q-2021	Change	% Change
Revenue	$294,111	$315,342	$(21,231)	(6.7)
Compensation expense	$179,134	$206,312	$(27,178)	(13.2)
Non-compensation expense	$107,739	$71,636	$36,103	50.4
Pre-Tax Income	$7,238	$37,394	$(30,156)	(80.6)
Income Taxes Provision	$2,573	$11,144	$(8,571)	(76.9)
Net Income (1)	$4,520	$26,250	$(21,730)	(82.8)

Earnings per share (basic) (1)	$0.40	$2.07	$(1.67)	(80.7)
Earnings per share (diluted) (1)	$0.37	$1.92	$(1.55)	(80.7)

Book Value Per Share	$70.23	$61.43	$8.80	14.3
Tangible Book Value Per Share (2)	$54.74	$47.95	$6.79	14.2
Class A Shares Outstanding	10,874,990	12,515,734	(1,640,744)	(13.1)

AUA ($ billions)	$100.3	$117.8	$(17.5)	(14.9)
AUM ($ billions)	$35.3	$43.6	$(8.3)	(19.0)
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Gross revenue, net income, and earnings per share for the third quarter of 2022 reflected the positive impact of the rising rate environment on our interest-sensitive revenues offset by lower activity levels and valuations in client portfolios and fewer underwriting and M&A transactions.
•Client assets under administration and under management were both at reduced levels at September 30, 2022, down from the second quarter of 2022 as well as the same period last year.
•Increased revenues in the Private Client segment are largely attributed to bank deposit sweep income, which exceeded the related revenue recorded during all of 2021 due to higher short-term interest rates.
•Non-compensation expenses increased from the prior year quarter, reflecting the impact of an adverse arbitration decision in September 2022, which has since been appealed.
•The Company repurchased 413,052 shares of Class A non-voting common stock during the third quarter of 2022 under its previously announced buy-back plan or 3% of shares outstanding at year-end 2021, bringing the total shares purchased under the plan during the first 9 months of 2022 to 1,675,595.
•Book value and tangible book value per share reached record levels at September 30, 2022 largely as a result of share buy-backs.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and nine months ended September 30, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Revenue
Private Client	$178,614	$160,864	11.0	$473,932	$491,750	(3.6)
Asset Management	24,870	26,894	(7.5)	76,302	76,668	(0.5)
Capital Markets	90,947	128,585	(29.3)	247,272	460,129	(46.3)
Corporate/Other	(320)	(1,001)	(68.0)	(145)	370	*
Total	$294,111	$315,342	(6.7)	$797,361	$1,028,917	(22.5)

Pre-Tax Income (Loss)
Private Client	$29,973	$37,426	(19.9)	$92,919	$83,362	11.5
Asset Management	8,322	9,412	(11.6)	25,916	25,603	1.2
Capital Markets	2,401	17,888	(86.6)	(14,368)	107,252	*
Corporate/Other	(33,458)	(27,332)	22.4	(89,185)	(83,528)	6.8
Total	$7,238	$37,394	(80.6)	$15,282	$132,689	(88.5)
*Percentage not meaningful

Private Client

Private Client reported revenue for the current quarter of $178.6 million, 11.0% higher when compared with the previous year. Pre-tax income was $30.0 million, a decrease of 19.9% compared with the prior year quarter. Financial advisor headcount at the end of the current quarter was 985 compared to 1,003 at the end of the third quarter of 2021.

('000s, except Financial advisor headcount or otherwise indicated)
	3Q-2022	3Q-2021	Change	% Change
Revenue	$178,614	$160,864	$17,750	11.0
Retail commissions	$46,893	$51,348	$(4,455)	(8.7)
Advisory fee revenue	$78,055	$89,849	$(11,794)	(13.1)
Bank deposit sweep income	$35,769	$3,909	$31,860	815
Interest	$14,471	$7,624	$6,847	89.8
Other	$3,426	$8,134	$(4,708)	(57.9)

Total Expenses	$148,641	$123,438	$25,203	20.4
Compensation	$87,555	$97,522	$(9,967)	(10.2)
Non-compensation	$61,086	$25,916	$35,170	135.7

Pre-tax Income	$29,973	$37,426	$(7,453)	(19.9)

Compensation Ratio	49.0%	60.6%	(1,160)	(19.1)
Non-compensation Ratio	34.2%	16.1%	1,810	112.4
Pre-tax Margin	16.8%	23.3%	(6.5)%	(27.9)

Asset Under Administration (billions)	$100.3	$117.8	$(17.5)	(14.9)
Cash Sweep Balances (billions)	$6.5	$7.7	$(1.2)	26.0

•Retail commissions decreased 8.7% from a year ago due to a decrease in client activity compared to the significantly elevated levels from a year ago.
•Advisory fees decreased 13.1% from a year ago primarily due to the impact of lower equity and fixed income valuations on assets under administration.
•Bank deposit sweep income increased $31.9 million (815%) from a year ago due to higher short-term interest rates.
•Interest revenue increased 89.8% from a year ago due to higher short-term interest rates and higher average margin balances.
•Other revenue decreased from a year ago primarily due to decreases in the cash surrender value of Company-owned life insurance policies.
•Compensation expenses decreased 10.2% from a year ago primarily due to decreased production, and decreased share-based and deferred compensation costs.
•Non-compensation expenses increased $35.2 million from a year ago primarily due to the impact of an adverse arbitration decision.

Asset Management
Asset Management reported revenue for the current quarter of $24.9 million, 7.5% lower when compared with the prior year. Pre-tax income was $8.3 million, a decrease of 11.6% compared with the prior year period.

('000s unless otherwise indicated)	3Q-2022	3Q-2021	Change	% Change
Revenue	$24,870	$26,894	$(2,024)	(7.5)
Advisory fee revenue	$24,865	$26,890	$(2,025)	(7.5)
Other	$5	$4	$1	25.0

Total Expenses	$16,548	$17,482	$(934)	(5.3)
Compensation	$6,702	$6,120	$582	9.5
Non-compensation	$9,846	$11,362	$(1,516)	(13.3)

Pre-tax Income	$8,322	$9,412	$(1,090)	(11.6)

Compensation Ratio	26.9%	22.8%	410	18.0
Non-compensation Ratio	39.6%	42.2%	(260)	(6.2)
Pre-tax Margin	33.5%	35.0%	(1.5)%	(4.3)

AUM (billions)	$35.3	$43.6	$(8.3)	(19.0)
•Advisory fee revenue decreased 7.5% from a year ago due to the lower net value of assets under management, partially offset by incentive fees earned during the third quarter of 2022.
•AUM were at reduced levels of $35.3 billion at September 30, 2022, which is the basis for advisory fee billings for October 2022.
•The decrease in AUM was comprised of lower asset values of $7.6 billion on existing client holdings and a net distribution of assets of $0.7 billion.
•Compensation expenses were up 9.5% from a year ago primarily due to increases in fixed and discretionary compensation.
•Non-compensation expenses were down 13.3% when compared to the prior year period due to lower portfolio manager expenses in line with the decrease in AUM.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2022:

(Expressed in millions)
	For the Three Months Ended September 30, 2022
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions/Profit Distribution
Traditional (1)	$31,219	$1,458	$(1,477)	$(1,287)	$29,913
Institutional Fixed Income (2)	795	13	(20)	(18)	770
Alternative Investments:
Hedge funds (3)	3,249	25	(131)	(111)	3,032
Private Equity Funds (4)	1,441	22	(33)	(237)	1,193
Portfolio Enhancement Program (5)	366	1	(8)	—	359
	$37,070	$1,519	$(1,669)	$(1,653)	$35,267
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

Capital Markets
Capital Markets reported revenue for the current quarter of $90.9 million, 29.3% lower when compared with the prior year period. Pre-tax income was $2.4 million compared with pre-tax income of $17.9 million in the prior year period.

('000s)	3Q-2022	3Q-2021	Change	% Change
Revenues	$90,947	$128,585	$(37,638)	(29.3)

Investment Banking	$36,951	$82,012	$(45,061)	(54.9)
Advisory fees	$29,270	$51,815	$(22,545)	(43.5)
Equities underwriting	$5,061	$26,348	$(21,287)	(80.8)
Fixed income underwriting	$2,111	$3,140	$(1,029)	(32.8)
Other	$509	$709	$(200)	(28.2)

Sales and Trading	$53,093	$46,262	$6,831	14.8
Equities	$34,877	$30,861	$4,016	13.0
Fixed Income	$18,216	$15,401	$2,815	18.3

Other	$903	$311	$592	190.4

Total Expenses	$88,546	$110,697	$(22,151)	(20.0)
Compensation	$60,415	$81,690	$(21,275)	(26.0)
Non-compensation	$28,131	$29,007	$(876)	(3.0)

Pre-tax Income	$2,401	$17,888	$(15,487)	(86.6)

Compensation Ratio	66.4%	63.5%	290	4.6
Non-compensation Ratio	30.9%	22.6%	830	36.7
Pre-tax Margin	2.6%	13.9%	(11.3)%	(81.3)

•Advisory fees earned from investment banking activities decreased 43.5% compared with a year ago due to an industry-wide decrease in deal volumes.
•Equity underwriting fees decreased 80.8% compared with a year ago due to a significant decrease in equity IPOs and secondary offerings, including SPAC issuances.
•Fixed income underwriting fees were down 32.8% compared with a year ago primarily driven by a decrease in issuances of public finance and emerging market debt during the third quarter of 2022.
•Equities sales and trading revenue increased 13.0% compared with a year ago due to a marked increase in volatility resulting in increased volumes in the equities market compared to the levels in the prior year period.
•Fixed income sales and trading revenue increased by 18.3% compared with a year ago primarily due to an increase in trading income attributable to higher trading volumes.
•Compensation expenses decreased 26.0% compared with a year ago primarily due to decreased incentive compensation.
•Non-compensation expenses were 3.0% lower than a year ago due to a decrease in underwriting expenses, partially offset by an increase in business travel and entertainment expenses.

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
During the three months ended September 30, 2022, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2022, total assets decreased by 6.2% from December 31, 2021. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2022, the Company had bank call loans of $53.6 million compared to $69.5 million at December 31, 2021. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.2 million and $382,163, respectively, at September 30, 2022. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $3.4 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.

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
The following tables present the results of operations for the nine months ended September 30, 2022 and the balance sheet at September 30, 2022 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
September 30, 2022
Total Assets	$2,000,542
Due From Non-Guarantor Subsidiary	12,930
Total Liabilities	546,858
Due To Non-Guarantor Subsidiary	2,237

For the Nine Months Ended
September 30, 2022
Total Revenue	$7,481
Pre-Tax Income (Loss)	(563)
Net Income (Loss)	(501)

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We issued $1.9 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2022 ($6.2 million for the three months ended September 30, 2021) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At September 30, 2022, the Company had $53.6 million of bank call loans ($69.5 million at December 31, 2021). The average daily bank loan outstanding for the three and nine months ended September 30, 2022 was $67.1 million and $88.50 million, respectively ($76.0 million and $80.1 million for the three and nine months ended September 30, 2021). The largest daily bank loans outstanding for the three and nine months ended September 30, 2022 was $176.5 million and $226.6 million ($227.7 million for both of the three and nine months ended September 30, 2021).

At September 30, 2022, securities loan balances totaled $307.4 million ($244.2 million at December 31, 2021 and $286.2 million at September 30, 2021). The average daily securities loan balance outstanding for the three and nine months ended September 30, 2022 was $300.9 million and $291.6 million, respectively ($296.9 million and $280.3 million for the three and nine months ended September 30, 2021). The largest daily stock loan balance for the three and nine months ended September 30, 2022 was $339.2 million and $350.1 million, respectively ($320.6 million for both of the three and nine months ended September 30, 2021).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2022, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At September 30, 2022, the gross balances of reverse repurchase agreements and repurchase agreements were $195.1 million and $479.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2022 was $250.2 million and $360.1 million, respectively ($134.9 million and $289.9 million, respectively, for the three months ended September 30, 2021). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2022 was $526.7 million and $668.3 million, respectively ($423.9 million and $441.1 million, respectively, for the three months ended September 30, 2021).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $71.6 million as of September 30, 2022.

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

Our primary long-term cash requirements include $124.3 million principal outstanding as of September 30, 2022 under our Senior Secured Notes (due in 2025) and $189.3 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $4.9 million for the 2022 year.

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2022	2021
Cash (used in)/provided by operating activities	$(83,104)	$135,188
Cash used in investing activities	(10,436)	(5,512)
Cash used in financing activities	(83,126)	(24,281)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(176,666)	$105,395

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
On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries of ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020, the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue- sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of the steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes to accompany the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

In 2021, the SEC adopted reforms under the Investment Advisers Act of 1940 to modernize rules that govern investment adviser advertisements and payments to solicitors. The amendments create a single rule (“Marketing Rule”) that replaced the previous regulatory guidance. Registered investment advisers like Oppenheimer (OPCO) and Oppenheimer Asset Management (OAM) and their employees need to comply with the new rule beginning on November 4, 2022.

The SEC Marketing Rule is designed to regulate adviser’s marketing communications to their prospects and clients. The Rule prohibits misleading advertisements and creates specific requirements for the presentation of performance data to clients and prospects. The Rule defines an advertisement as any direct or indirect communication between an FA and a client or prospect regarding advisory services such as OPCO and OAM’s advisory programs or investments in private funds such as many of the hedge funds offered on the OAM hedge fund platform. The Company has updated its policies and implemented certain processes in order to comply with the Marketing Rule.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.

Other Regulatory Matters
Since August 2021, Oppenheimer has been responding to information requests from the SEC’s Division of Enforcement relating to a former Oppenheimer financial advisor and his relationship with registered investment adviser, Southport Capital and its affiliates.
On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the "Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above referenced rules and requiring it to disgorge approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against any such claim.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU (“Brexit”) and economic uncertainty in the UK, EU and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic, the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions, and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On August 31, 2021, a complaint in a class action entitled 6694 Dawson Blvd, LLC, Individually and on Behalf of a Class of Similarly Situated Persons v. Oppenheimer & Co. Inc., James Wallace Woods, Michael J. Mooney, Britt Wright, William V. Conn, Jr., Conn & Co. Tax Practice, LLC, Conn & Company Consulting, LLC and Kathleen Lloyd, was filed in the U.S. District Court for the Northern District of Georgia. Plaintiff purported to represent a class of investors in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme and the plaintiff was seeking unspecified damages sounding in violations of the Georgia RICO statute, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, unjust enrichment, punitive damages and attorneys’ fees. Plaintiff did not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. On November 22, 2021, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. The motion to dismiss was fully briefed on January 17, 2022, and the Court heard oral argument on the motion on June 21, 2022. On August 17, 2022, the Court granted Oppenheimer’s motion and dismissed the complaint without prejudice. On September 21, 2022, 6694 Dawson Blvd, LLC filed a first amended complaint solely on behalf of itself based on substantially the same allegations as the original complaint seeking unspecified damages sounding solely in violations of the Georgia RICO statute. On October 14, 2022, Oppenheimer filed a motion to dismiss the first amended complaint on a number of grounds. On October 21, 2022, 6694 Dawson Blvd, LLC voluntarily dismissed its first amended complaint without prejudice, thereby terminating the action.

In addition to the class action described in the preceding paragraph Oppenheimer has also been named as a respondent in twenty-eight arbitrations, many containing multiple claimants, each filed before FINRA, relating to investments made by former Oppenheimer clients who invested in Horizon. Claimants allege many of the causes of action alleged in the class action described in the preceding paragraph. The arbitrations claiming specific monetary damages allege damages of approximately $45.3 million in the aggregate while others claim unspecified damages.

Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

One arbitration entitled Donald Robinson, Timothy and Sharon Padden, Rhett Rainey, Kelly A. Rainey Trust, Toucan Holdings LP, Robert Goodman, Robert Daniel Burgner, Individually and as Trustee of the Burgner Family Charitable Remainder Trust, Douglas Kasemeier, Wesley Callaway, and Billy Loveless v. Oppenheimer & Co. Inc. (the “Robinson Arbitration”) was commenced on August 31, 2021. On September 6, 2022, the arbitration panel found in favor of the claimants and awarded them total compensatory damages of approximately $5.7 million, RICO damages pursuant to O.C.G.A. § 16-14-6(c) of approximately $14.2 million, and punitive damages, attorneys’ fees and costs of approximately $16.8 million. The total amount awarded to claimants was $36,744,276 (the “Robinson Award”). On October 6, 2022, Oppenheimer filed a motion to vacate the Robinson Award with the Superior Court of DeKalb County, Georgia based on, among other defects, arbitrator bias, failure to postpone the hearing to permit key witnesses to testify, and manifest disregard of the law. On October 18, 2022, the claimants in the Robinson Arbitration filed a petition to confirm the Arbitration Award. Oppenheimer intends to vigorously pursue vacatur of the Robinson Award.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act and Rule15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court”) alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above referenced rules and requiring it to disgorge approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against any such claim.

Item 1A. RISK FACTORS

During the nine months ended September 30, 2022, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the third quarter of 2022, the Company issued 17,098 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)

July 1 - 31, 2022 (1)	25,000	$35.00	25,000	540,778
August 1 - 31, 2022	109,693	$36.80	109,693	431,085
September 1 - 30, 2022	278,359	$32.61	278,359	152,726
Q3 2022 Total	413,052	$33.86	413,052	152,726

(1) On July 29, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 536,500 shares of the Company's Class A Stock.
(2) None of the foregoing authorizations is subject to expiration.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Brad M. Watkins

32	Certification of Albert G. Lowenthal and Brad M. Watkins

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2021 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of October 2022.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)