Form 10-K
period 2022-12-31
OPPENHEIMER HOLDINGS INC
filed 2023-02-28
CIK 791963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0063 Expires: May 31, 2025 Estimated average burden hours per response . . . 2,255.26

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen-tive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2022 was $372.4 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2022 of $33.04.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 28, 2023 was 11,067,778 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries (together, the "Company", "we", "our" or "us"), is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity and fixed income research, market-making, trust services and investment advisory and asset management services. The Parent owns, through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisors ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation organized to trade and clear syndicated corporate loans. We conduct our international businesses through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey, Germany and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 968 financial advisors in 92 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2022, the Company held client assets under administration of $105 billion. Oppenheimer provides the following private client services:
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
Margin Lending — Oppenheimer extends credit to its customers, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest on such extensions of credit at interest rates derived from Oppenheimer's base rate as adjusted, from time to time.

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
At December 31, 2022, the Company had $36.8 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed monthly in advance, and are calculated based on all fee-based AUM balances at the end of the prior month. OAM also receives income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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
Discretionary Advisory Accounts - Oppenheimer offers two discretionary portfolio management programs. Through its Omega and Alpha programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer advisors.
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

CAPITAL MARKETS
Investment Banking
Oppenheimer employs more than 175 investment banking professionals in the United States, the United Kingdom, Germany and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the consumer and retail, energy, financial institutions, healthcare, rental services, technology, transportation and logistics sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions, Fund Placements and Advisory, Debt Advisory and Restructuring as well as Equities and Fixed Income platforms, to provide their clients with tailored advice and complete access to capital markets.

Mergers & Acquisitions — Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, and joint ventures. Oppenheimer provides dedicated senior banker leadership throughout the life cycle of each financial advisory transaction, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships and capital markets capabilities.

Equities Capital Markets — Oppenheimer provides a full spectrum of capital raising solutions for corporate clients through initial public offerings, both fully and confidentially marketed public follow-on offerings, convertible note offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, and special purpose acquisition companies ("SPACs"). Oppenheimer is a leading underwriter of mid- and small-cap equity offerings, where it may act as a Lead Book runner, Joint Book runner or Co-Manager as the case may be. In addition, Oppenheimer provides significant expertise and underwriting support to issuers of convertible debt, including the restructuring of such issues.

Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for domestic and international companies as well as foreign governments and quasi-sovereign institutions. Oppenheimer focuses on structuring and distributing public and private debt through financing transactions, including leveraged buyouts, acquisitions, growth capital financings, recapitalizations and Chapter 11 exit financings. Oppenheimer also both leads and participates in high yield debt and fixed and floating-rate senior and subordinated debt offerings. In addition, Oppenheimer advises on and acts as underwriter or placement agent on bond financings for both sovereign and corporate Emerging Market issuers.

Debt Advisory & Restructuring — Oppenheimer offers creative solutions to leveraged corporate issuers, financial sponsors, and credit investors. We evaluate a full range of strategic alternatives, identify the appropriate structure and source of funds to provide our clients with the ability to pursue an optimal and value maximizing outcome. We offer comprehensive services to meet our client needs in balance sheet restructurings and liability management, mergers and acquisitions, and strategic capital solutions.

Fund Placement — Oppenheimer’s Fund Placement and Advisory Group provides alternative investment firms with a broad and deep portfolio of value-added services that complements the resources, relationships and thought leadership of the global Oppenheimer platform. Services include bespoke strategic and tactical advisory as well as primary fundraising, secondaries, co-investments and direct transactions. This group was formed to provide powerful growth opportunities for many of our clients and is an important step towards strengthening Oppenheimer’s private capital markets business.

Equities Division

Oppenheimer employs 38 senior research analysts covering almost 700 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S. and in the UK (London), Switzerland (Geneva), and Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans that are attracted by the research product, insights and market intelligence provided by our sales and trading staff as well as by the quality of our execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.

Institutional Equity Sales and Trading — Oppenheimer acts as both principal and agent in the execution of its customers' orders. Oppenheimer buys, sells and maintains inventory to make markets. In executing customer orders for securities in which it does not make a market, Oppenheimer generally charges a commission and acts as agent, or will act as principal by marking the security up or down in a riskless transaction. When an order is in a security in which Oppenheimer makes a market, Oppenheimer normally acts as principal and purchases from or sells to its brokerage customers at a price which is approximately equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The stocks in which Oppenheimer makes a market may also include those of issuers which are followed by Oppenheimer's research department.
Equity Research — Oppenheimer provides regular research reports, notes and earnings updates and also sponsors research conferences where the management of covered companies can meet with investors in a group format as well as in one-on-one meetings. Oppenheimer arranges for company managements to meet with interested investors through meetings wherein management representatives travel to various sites to meet with Oppenheimer representatives and investors. Oppenheimer's analysts use a variety of quantitative and qualitative tools, integrating field analysis, proprietary channel checks and ongoing dialogue with the managements of the companies they cover, in order to produce reports and studies on individual companies and industry developments.
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
Portfolio & Electronic Trading — Oppenheimer has a dedicated team focused on providing a combination of High Touch and Low Touch equity execution strategies and service designed to meet the needs of institutional clients looking for portfolio or basket trading solutions. Capabilities include: pre-trade and post-trade analytics; access to all major market centers in the US; access to sophisticated and custom algorithms; professional clearing and settlement expertise.
Taxable Fixed Income
Oppenheimer employs over 85 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London), the Isle of Jersey (St. Helier) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales; transacting in investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as the Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Banks.
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

Fixed Income Research - Oppenheimer has a total of six fixed income research professionals covering high yield corporate, mortgage backed, Emerging Market, and municipal securities. Oppenheimer's High Yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term. Its mortgage backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Research professionals cover Emerging Market fixed income issuers, focus on sovereign bonds and provide commentary on Emerging Market corporate bond issuers. Municipal bond research professionals are dedicated to the tax-exempt municipal bond market.
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
The size of Oppenheimer's securities positions varies substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See "Regulatory Capital Requirements" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.
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

CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and an investment adviser under the Investment Adviser Act of 1940, as amended (the "Adviser Act"), and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located in the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the SEC under the Adviser Act. OAM provides investment advice to clients through separate accounts and wrap fee programs.
OPY Credit Corp.
OPY Credit Corp. was formed in order to facilitate leveraged loan transactions on behalf of investment banking clients seeking such services.
Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2022, Oppenheimer Trust held custodial assets of $405.9 million.
Freedom Investments, Inc.
Freedom, a registered broker-dealer with the SEC, offers discount services to a small number of individual investors throughout the United States. The Company is a wholly-owned subsidiary of Oppenheimer & Co. Inc and a member of FINRA.
Oppenheimer Investments Asia Limited
Oppenheimer Investment Asia Limited, which is based in Hong Kong, China, provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission in Hong Kong.
Oppenheimer Europe Ltd.
Oppenheimer Europe Ltd., which is based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority in the United Kingdom, and the Jersey Financial Services Commission in the Isle of Jersey.

Oppenheimer Israel Ltd.

Oppenheimer Israel (OPCO) Ltd., which is based in Tel Aviv, Israel, provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority.
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
Oppenheimer executes its own and certain of its correspondents' securities transactions on all major United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and accounts with custodian banks in the United States as well as non-U.S. securities through EuroClear. The Company clears its non-U.S. international equities business in securities traded on European exchanges carried on by Oppenheimer Europe Ltd. through Global Prime Partners Ltd. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Oppenheimer operates as an introducing broker and introduces its clients' commodities transactions through a correspondent firm on a fully- disclosed basis. Through this arrangement, Oppenheimer offers full commodity services on all commodity exchanges.

INFORMATION TECHNOLOGY
The information technology department develops and supports the integrated solutions that provide a customized platform for our businesses. These include a platform for financial advisors designed to allow them to spend more time with their clients and enhance and grow their businesses; systems that support institutional and retail sales and trading activity from initiation to settlement and custody; and security protocols to protect firm and client information. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect our own information and that of our clients. We apply numerous safeguards to maintain the confidentiality, integrity and availability of both client and firm information.
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
At December 31, 2022, the Company employed 2,912 employees (2,868 full-time and 44 part-time), of whom 968 were financial advisors. With financial advisors comprising a considerable segment of the Company’s employee base, we believe they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.

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

Diversity, equity, and inclusion

We are committed to maintaining a diverse workforce and we are committed to ensuring that all our associates feel welcome, valued, respected, and heard, so that they can fully contribute their talents for the benefit of their careers, our clients, our firm, and our communities. In all of our diversity efforts, we strive to create opportunities for diverse communities to participate, contribute, and grow. We believe that to truly achieve all of the benefits of having a diverse and inclusive workforce, all associates and advisors need to be engaged in these discussions.

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. Among other opportunities, we offer internships to selected college students, professionals returning to the workforce, and veterans, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. We are also committed to supporting associates in reaching their professional goals. We conduct a performance review process for each employee, which includes touch points throughout the year. We also offer associates the opportunity to participate in a variety of professional development programs. The firm also provides leadership development programs that prepare our current and future leaders for challenges they will face in new roles or with expanded responsibilities. We conduct ongoing and robust succession planning for senior roles of our Company, and we strive to ensure we have a diverse pool of candidates for such roles. We regularly discuss the results with executive leadership and the Board of Directors.

An important driver of our success is the continuous recruitment and retention of financial advisors. Our ability to attract high quality advisors is based on our values-based culture, our commitment to service, and the unique ways in which we provide services to our financial advisors. Individuals who want to become financial advisors can gain relevant branch experience through our Wealth Management Associate Program. We have a department dedicated to providing practice education and resources to our financial advisors. We also offer these advisors the opportunity to participate in conferences and workshops, and we offer resources and coaching at all levels to help them grow their businesses.
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
Compensation and Performance Assessment
The Company offers its employees comprehensive compensation programs that promote business expansion in a responsible manner and enable us to retain and appropriately reward employees. These programs are designed to provide competitive compensation and financial incentives for employees in meeting various performance targets which drive the overall financial performance of the Company while taking into account the Company's overall financial performance, individual performance, as well as the Company's corporate and risk management objectives. The compensation and benefits programs vary depending on the business or functional area within the firm but generally include a mix of salary, incentive cash compensation, production-related compensation, share-based compensation, and deferred compensation.
The Company's compensation programs are developed and governed by the Compensation Committee of the Board of Directors. The Company’s Chief Executive Officer will provide recommendations to the Compensation Committee with respect to salary, bonus, and other compensation paid to senior management. In turn, senior management will make recommendations to the Chief Executive Officer regarding remuneration for their direct reports in various business and support functions.
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

As discussed above, the Company's compensation programs differ by area within the firm. Generally, employees are compensated as follows:

Compensation Type
Business Areas	Salary	Incentive	Production	Deferred	Share-Based
Wealth Management	X		X	X	X
Investment Banking	X	X		X	X
Sales & Trading	X		X	X
Research	X	X		X	X
Support Functions	X	X			X
Compensation as a percentage of revenue is a metric that the firm monitors closely. A breakdown of the firm’s compensation as a percentage of revenue by business segment is as follows:

	2022	2021	2020
Total Firm	66.7%	64.3%	63.6%
Private Client	55.9%	64.2%	55.5%
Asset Management	24.4%	19.3%	28.4%
Capital Markets	77.3%	59.0%	66.7%
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
The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and has responded by providing frequent communications to clients, employees, and regulators, and adopting various health protocols in our offices. We also have practices in place to mandate that employees self-quarantine if they have been exposed to COVID-19, or experience any relevant symptoms. Throughout 2022, most of our employees worked under a hybrid arrangement that recognizes the benefits of collaboration and hands-on training associated with in-person engagement, along with the importance of flexibility associated with a work from home/remote option. Our ability to avoid significant business disruptions is reliant on the continued ability to support our employees that continue to work remotely. To date, there have been no significant disruptions to our business or internal control processes as a result of this dispersion of employees. In recent months, we have seen increased attendance at the workplace as local regulations have been loosened, hospital visits reduced and a larger portion of the population vaccinated. There can be no assurance at this time that these improvements will continue and we continue to closely monitor the situation. The Company believes that in person engagement at the workplace provides important benefits that are largely lost through remote work and will continue to encourage employees to return to the workplace on a regular basis while continuing to provide some flexibility through an ability to work on a remote basis.

COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities and investment banking business and competes directly with other securities firms, banks and investment banking boutiques, a significant number of which have substantially greater resources and offer a wider range of financial services than the Company. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including Fintech competitors offering online investment services to smaller investors. Recently online firms have offered “free” trades to all investors, which has become increasingly popular with small investors, living and working from home. At present, it is not possible to determine the nature of this competitive threat, given its newness and the type of client it has attracted to date. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. broker-dealers.

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
The Company believes that the principal factors affecting competition in the securities and investment banking industries are the quality and ability of professional personnel and relative prices of services and products offered. In some instances, competition within the industry can be impacted by the credit ratings assigned to the firm offering services when potential clients are making a determination of acceptable counterparties. The ability of securities industry participants to offer credit facilities to potential investment banking clients may affect the assignment of individual transactions. The Company's ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential new clients. Many of Oppenheimer's competitors engage in these programs more extensively than Oppenheimer. Increasingly, securities firms are providing automated investment advisory services that employ algorithms to determine recommended portfolio allocations at a much lower price point. This model is in the early stage and it is not yet clear whether this type of investment advisory service will provide meaningful competition to the full service investment model.
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
After successfully implementing business continuity protocols at the onset of the COVID-19 pandemic in March 2020, and the following period of working remotely, we implemented our return to office strategy during 2022. We have continued to offer workplace flexibility to our associates as we continue to evaluate our long-term workplace strategy.

CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but in fact, are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains vigilance and ongoing planning and systems to prevent any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information. The Company has implemented new systems to detect and defend from such attacks and has appointed a Chief Information Security Officer ("CISO") and put in place a department of dedicated staff to provide ongoing development and oversight of the Company's systems and defenses and annual training to all Company employees.

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
Securities Regulation — The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. The Commodities Futures Trading Commission ("CFTC") is the federal agency charged with administration of the federal laws governing commodities and futures trading. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA and the NFA. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities and the NFA has been designated as Oppenheimer's primary regulator with respect to commodities activities. SROs adopt rules (subject to approval by the SEC or the CFTC, as the case may be) governing the industry and conduct periodic examinations of Oppenheimer's and Freedom's operations. In recent years, the SEC has increased its programs for examinations of registrants, even where such examinations overlap with examinations conducted by other entities. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Exchange Act. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the New York Stock Exchange (the "NYSE"). On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which superseded the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act. Management has determined that the Company's internal control over financial reporting as of December 31, 2022 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation known as the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures of the type that occurred in the 2008-9 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, require the adoption of policies to "clawback" erroneously awarded compensation to executive officers, mandate disclosure of information reflecting the relationship between executive compensation paid and the entity's financial performance, create new regulations around financial transactions with retirement plans and increase the disclosures provided to clients. The Consumer Financial Protection Bureau also implemented new rules affecting the interaction between financial institutions and consumers.
Under rules issued by the SEC regarding registration of municipal advisers, certain activities will be covered by the fiduciary duty of a municipal adviser to its government clients imposed by the Dodd-Frank Act, and result in the need for new written representations by issuers. These rules may also limit the manner in which we, in our capacity as an underwriter or in our other professional roles, interact with municipal issuers.
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
Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of the European Union. The directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligations for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has fundamentally altered the provision of research to financial institutions and also requires the registration of all market participants. This rulemaking has negatively impacted the overall availability of commission revenue in payment for equity research and possibly negatively impacted the liquidity of markets for equities and fixed income securities in Europe. It appears that the limitation of available services to smaller institutions in the UK as a result of MiFID II may be resulting in the applicability of these rules to smaller institutions. It is possible that these restrictive business practices may be adopted in the U.S. although there is currently no such regulatory requirement in the U.S.
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

The Reg BI Rules have impacted the conduct of the business of the Company, in particular, with respect to our business with non-institutional clients. The need for enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices as well as limitations on certain kinds of transactions previously conducted in the normal course of business have increased the amount of record–keeping, changed the permitted conduct of our representatives and led to more clients choosing fee-based programs for the conduct of their relationship with the Company. The new rules and processes related thereto may limit revenue and have increased costs, including, but not limited to, compliance costs associated with new or enhanced technology and may in the future lead to increased litigation costs.

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

On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries to ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020, PTE takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The PTE should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal, the PTE does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes that many of the steps taken by the Company to achieve compliance with the Reg BI Rules have enabled the Company to comply with the PTE. The Company implemented certain additional processes beyond the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

The Department of Labor (“DOL”) then reinstated the historical “five-part test” for determining who is an investment advice fiduciary when dealing with certain retirement plans and accounts. In 2022, the DOL promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. In addition, the DOL is expected to amend the five-part test by the end of 2023 so that the fiduciary standard would apply to a broader range of client relationships. Imposing such a new standard of care on additional client relationships could result in incremental costs for our business and we are evaluating how these regulatory changes may further impact our business.

Privacy — U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on Oppenheimer and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and, in some cases, to clients. In 2018, the State of California passed the California Consumer Privacy Act (“CCPA”) that applies to certain for-profit entities such as the Company that conduct business with residents of California. The CCPA required that specific privacy disclosures be given to California residents and that consumers be granted certain rights regarding their personal information held by businesses subject to the CCPA. The California Privacy Rights Act of 2020, effective January 1, 2023, subsequently amends the CCPA in a number of ways, including, without limitation, by introducing a new data category and additional privacy principles, as well as expanding data subject rights and establishing a dedicated privacy regulator. Enforcement is scheduled to begin on July 1, 2023. Additionally, Connecticut, Colorado, Utah and Virginia have adopted new privacy laws granting consumers various privacy rights that exceed the requirements set by federal law, which laws become effective on July 1, 2023, December 31, 2023, and January 1, 2023, respectively. Numerous other states are considering privacy legislation either along the lines of, or with more onerous requirements than, the CCPA.
The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. The GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. Other jurisdictions have, or are proposing to pass privacy legislation that is similar to GDPR. Oppenheimer has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law.
Money Market Funds — In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company offers FDIC short-term bank deposit alternatives as cash sweep investments. The SEC and FINRA have previously expressed interest in reviewing the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system. In December 2021, the SEC proposed further amendments to the rules governing money market funds.
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
U.S. broker-dealers and SROs are required to report all equity and option life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers will be required to submit customer account information to the repository. This will make the CAT the world's largest repository of securities transactions. In June 2020, Oppenheimer, like other U.S. broker dealers, began reporting equity trades, and in July, 2020 non-complex option trades to the CAT. Oppenheimer began reporting complex option trades in 2021. Smaller broker-dealers were required to report equity and option trades in 2021. The CAT NMS Plan requires SROs to create plans to eliminate duplicative reporting.
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
The Net Capital Rule also prohibits payment of dividends, redemption of stock and the prepayment of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 7% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater) and payments in respect of principal of subordinated indebtedness if net capital thereafter would be less than 5% of aggregate debit items (or 6% of the funds required to be segregated pursuant to the Commodity Exchange Act and the regulations thereunder, if greater). The Net Capital Rule also provides that the total outstanding principal amounts of a broker-dealer's indebtedness under certain subordination agreements (the proceeds of which are included in its net capital) may not exceed 70% of the sum of the outstanding principal amounts of all subordinated indebtedness included in net capital, par or stated value of capital stock, paid-in capital in excess of par, retained earnings and other capital accounts for a period in excess of 90 days.
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
Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under Investment Firms’ Prudential Regime (“IFPR”). Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of December 31, 2022, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
Oppenheimer Investments Asia Limited was approved by the SFC to provide institutional fixed income and equities brokerage services to Hong Kong institutional investors and corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules. As of December 31, 2022, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.

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
During the fourth quarter of 2022, the Company repurchased and subsequently cancelled $10.95 million of the 5.50% Senior Secured Notes, recognizing a small extinguishment gain. As of December 31, 2022, $114.05 million aggregate principal amount of the Notes remains outstanding.
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
Our results of operations have been, in the past, and may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, changes to global trade policies, tax legislation and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices. The results of our Capital Markets business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell at anticipated price levels securities it purchased as an underwriter. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company's results of operations, financial condition and reputation. As a market maker and dealer, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company's holdings were more diversified.
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
Prior to the Federal Reserve increasing the federal funds rate by 425 basis points during 2022, the historical low interest rate environment substantially reduced the interest profits available to the Company through its margin lending and also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates decrease from current levels and/or balances within our cash sweep products decrease, the Company's profitability will be negatively impacted.
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

The development and use of digital currencies may create additional credit risks. Recent failures of enterprises central to the functioning of that market have created uncertainty as to the impact of this market on currency markets and the general economy.
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
Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading losses, a downgrade by the rating agencies, or a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios or trading assets, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.
Our borrowing costs and access to the debt capital markets depend on our credit ratings.
The rating agencies continue to monitor certain company-specific and industry-wide factors that are important to the determination of our credit ratings. These include governance, the level and quality of earnings, capital adequacy, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory or legislative changes, macroeconomic environment, and perceived levels of support. It is possible that the rating agencies could downgrade our ratings and those of similar institutions. Our long-term borrowing costs will continue to remain high given the Company's current rating levels. Any future downgrades would increase these borrowing costs and may impact our ability to access the debt capital markets in future periods.
If the Company is unable to repay its outstanding indebtedness when due, its operations may be materially adversely affected.
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

The adoption of shortened settlement cycles in the execution and settlement of securities transactions places increased burdens on participants including the adoption of new processes and procedures to facilitate such settlement. A failure to successfully adopt such procedures and technology within the mandated adoption period could negatively impact our business, our clients and our reputation.

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
Cybersecurity - Security breaches of our technology systems, or those of our clients or other third-party vendors we rely on, may expose us to significant liability and harm our reputation.
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

Climate change may cause extreme weather events that, among other things, could damage our facilities and equipment, injure our employees, disrupt operations at one or more of our primary locations, negatively affect our ability to service and interact with our clients, and adversely affect the value of our investments. Any of these events may increase our costs, including our costs to insure against these events. Additionally, climate change may pose longer-terms risks that could impact the broader economy, necessitating our re-assessment of asset values, reliability of cash flows and business continuity.

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. Reporting requirements in connection with climate change may place an increased burden on our business including adopting processes and procedures at increased cost to meet the data reporting measures that may be required. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

Environmental, Social and Governance (ESG) Risks - We are subject to risks relating to environmental, social, and governance (“ESG”) matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our common stock.

Increasingly, our society and our business are faced with challenges associated with the implementation of policies and practices that are supportive of concerns related to environmental, social and governance (ESG) issues. We continue to explore implementing ESG considerations across our business practices and operations, a task complicated by the lack of consensus around a defining standard of ESG. We continue to focus on improving the resilience of our operations, fostering an inclusive workforce and maintaining a system of good corporate governance. However, our efforts in this regard may be insufficient and may expose the Company to reputational risk from entities purporting to "grade" ESG platforms, reductions in business with certain clients demanding greater ESG efforts or to regulatory expectation and enforcement if such practices become the subject of rule-making by regulators to whom we are subject.

We are subject to risks, including reputational risk, associated with ESG issues. The public holds diverse and often conflicting views on ESG topics. As a financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal and state regulatory authorities, as well as the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, and negatively impact our ability to attract and retain clients and associates, compete effectively, and grow our business.

In addition, proxy advisory firms and certain institutional investors who manage investments in public companies are increasingly integrating ESG factors into their investment analysis. The consideration of ESG factors in making investment and voting decisions is relatively new. Accordingly, the frameworks and methods for assessing ESG policies are not fully developed, vary considerably among the investment community, and will likely continue to evolve over time. Moreover, the subjective nature of methods used by various stakeholders to assess a company with respect to ESG criteria could result in erroneous perceptions or a misrepresentation of our actual ESG policies and practices. Organizations that provide ratings information to investors on ESG matters may also assign unfavorable ratings to us. Certain of our clients might also require that we implement additional ESG procedures or standards in order to continue to do business with them. If we fail to comply with specific ESG-related investor or client expectations and standards, or to provide the disclosure relating to ESG issues that any third parties may believe is necessary or appropriate (regardless of whether there is a legal requirement to do so), our reputation, business, financial condition, and/or results of operations, as well as the price of our common stock could be negatively impacted.

Moreover, there has been increased regulatory focus on ESG-related practices of investment managers. A growing interest on the part of investors and regulators in ESG factors, and increased demand for, and scrutiny of, ESG-related disclosures by asset managers has likewise increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies offered to our clients or of our ESG efforts or initiatives, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business.

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
U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries, particularly those subsidiaries that are SEC registered investment advisers. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of that portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors has been mostly prohibited in Europe and, is periodically reexamined in the U.S. and may be limited or modified in the future The use of various mutual fund share classes has come under significant regulatory scrutiny. The SEC found in conjunction with its Mutual Fund Share Class Disclosure Initiative that the firm's investment management disclosure relating to 12b-1 fees was deficient resulting in restitution of fees to investment management clients. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.
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
The Company is exposed to litigation and arbitration risks, which may adversely affect our reputation, financial position and results of operations.
In the normal course of business, the operating subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints relating to our activities as a broker-dealer and investment adviser, as an employer and as a result of other business activities. The risks associated with litigation, claims and assessments are oftentimes difficult to quantify. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected.
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

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit, liquidity and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company’s risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Various regulators periodically review the companies’ risk control practices, and, if found inadequate, bring enforcement actions and sanctions against such firms.
RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK
The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.
The Company issues two classes of shares, Class A non-voting common stock (the “Class A Stock") and Class B voting common stock (the "Class B Stock"). At December 31, 2022, there were 99,665 shares of Class B Stock outstanding compared to 10,868,556 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B Stock is held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company, which allows Mr. Lowenthal to control all matters requiring stockholder approval. Due to the lack of voting power, the holders of the Class A Stock have limited influence on corporate matters. The voting power of the holders of Class B Stock may have the effect of depressing the price of the Company's Class A Stock, delaying or preventing a change in control of the Company or may result in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" votes at the Company.
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

We may be removed from market indices.

Our Class A Stock is listed on the New York Stock Exchange and is included as a component in various market indices. At any given time, a company may be added, dropped, or retained as a component of a market index. The factors governing whether a company is added, dropped, or retained as a component of a market index may be unique to that index, and may change over time. Because certain funds track market indices, changes in constituent components of a tracked index will necessitate purchase or divestitures of shares of the company being added or dropped from the index. Consequently, any removal of us from an index of which we are currently a constituent component may result in the sale of our Class A Stock by these funds which may negatively impact the liquidity of our Class A stock. We are currently a constituent component of, among others, the Russell 3000 index. We have been informed that because voting rights are exclusively associated with our Class B Stock, which does not publically trade, we will be removed from this index in or about May, 2023.

The Company is the holding company of several operating subsidiaries, and is reliant on dividends and other sources of funding from those subsidiaries to pay dividends to holders of Class A Stock and meet our debt service and other obligations.

As a holding company, we are dependent on dividends and other sources of liquidity from our various operating subsidiaries in order to meet our debt service obligations, make dividend payments to holders of Class A Stock once declared by our Board of Directors and meet our other obligations. Some of our operating subsidiaries are subject to laws and regulations that may restrict the timing and/or amount of dividends that can be distributed to the Company, or provide the regulators such as the SEC or FINRA with the ability to prohibit or reduce the amount of any planned dividend distributions to the Parent. Such restrictions could adversely impact the price of the Company’s Class A Stock and/or could impair our ability to pay dividends to holders of Class A Stock.

Our ability to pay future dividends to holders of Class A Stock is subject to the Board of Directors’ discretion and may be impacted by our financial and operating results.

Our Board of Directors declared cash dividends of $0.15 per share each quarter in 2022 to holders of Class A and Class B Stock and also authorized the Company to repurchase shares of its Class A Stock. The declaration and payment of future cash dividends and authorization of future share repurchases is subject to the Board of Director’s discretion and may be impacted by a number of factors, including but not limited to our net income levels, ability to generate positive operating cash flows, compliance with the Indenture for our Senior Secured Notes, subsidiary capital requirements and general financial and business conditions.
GENERAL BUSINESS AND ECONOMIC RISKS
Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that may differ from actual results. Additionally, new accounting standards adopted by the relevant standard-setting authorities could impact future reported results.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, goodwill and other intangible assets, share-based compensation plans and income taxes. Estimates, by their nature, are based on judgment and available information and may require management to make difficult, subjective and/or complex judgments. If management’s estimates and assumptions are inaccurate, our financial position and results could be materially and adversely impacted.

At times, the Financial Accounting Standards Board (the “FASB”) and the SEC may amend or introduce new accounting standards or interpretive guidance that could impact the preparation of our financial statements. The nature and timing of these changes can be difficult to predict and can have a material impact on our financial statements. In some cases, the new or revised accounting standard may require retrospective application, which would result in us restating prior-period financial statements.
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

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service. We implemented certain elements of our business continuity plan in response to the pandemic, and we continue to rely on the related processes and technologies that were established. While these plans have been effective, if COVID-19 or another highly infectious or contagious disease continues to spread, if the response to contain it is unsuccessful, or if there are adverse changes in political conditions or social unrest as a result of the response, we may experience adverse effects on our business, financial condition, liquidity, and/or results of operations.

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
Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While many global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Concerns about the European Union ("EU"), including Britain's recent exit from the EU ("Brexit"), and the stability of the EU's sovereign debt, has caused uncertainty and disruption for financial markets globally. Hostilities between Russia and Ukraine have created uncertainties around the spread of the conflict, the use of nuclear weapons as well as its impact on global supply chains impacting energy supplies and food supplies throughout the world. These issues could have unforeseen and negative impacts upon the markets and the Company and its operations.

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
Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company's principal businesses. For example:
•The Company's investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company's role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company's investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company's pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including, but not limited, to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company's business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. During 2022, assignments related to special purpose acquisition companies ("SPACs") decreased significantly from the prior year. We cannot assure that the volume of transactions for SPACs and corresponding fees will return to prior year's record levels. Additionally, our investments in SPACs, may be subject to forfeiture, potential regulatory scrutiny and litigation that could negatively affect our financial results.

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

These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company's clients place on high-quality research. Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and some of our competitors seek to obtain market share by reducing fees, commissions or margins. The announcement by several large securities firms as well as a similar “no commission” offering by retail firms utilizing the internet and electronic trading has proven popular among retail clients both new to securities markets as well as some experienced investors and will only add to this pricing pressure, especially on the firms likes ours that cater to retail investors. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
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
The United Kingdom’s exit from the EU could impact our overseas operations.
In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit,” and the UK exited the EU in January 2020. The withdrawal, among other outcomes, has disrupted the free movement of goods, services and people between the UK and the EU, undermined bilateral cooperation in key policy areas and significantly disrupted trade between the UK and the EU. The UK exited the EU without a continuing agreement covering many aspects of its relationship, at least as that relates to financial services, which has been disruptive to the economies of both parties and has negatively affected our business conducted in the EU. We may also face new regulatory costs and challenges as a result of Brexit that could have a negative effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will continue to have and how such withdrawal will continue to affect us. The Company has reviewed various strategies to be able to continue its relationships with clients within the EU, including becoming domiciled in one or more EU countries and becoming subject to their respective regulations. We presently plan to have an EU office in Portugal to be able to continue to service various constituencies operating inside the EU. There is no assurance that this strategy will be successful or effective.
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
The Company's success is dependent in large part upon the services of its senior executives and employees. Any loss of service of the chief executive officer ("CEO") may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its CEO. Approximately 98% of the shares of Class B Stock are held by Phase II Financial Inc. ("Phase II"), a Delaware corporation controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company. In the event of Mr. Lowenthal's death or incapacity, control of Phase II would pass to Mr. Lowenthal's spouse. If the Company's senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.
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
In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish reserves. In some of the matters described below, loss contingencies are not probable and reasonably estimable in the view of management and, accordingly, the Company has not established reserves for those matters. For legal or regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $40 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where an estimate for such losses can be made. For certain cases, the Company does not believe that it can make an estimate. The foregoing estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be materially more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer has been named as a respondent in thirty-seven arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the Securities and Exchange Commission (“SEC”) bringing a complaint against Woods and his co-conspirators in 2021. Each investor signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. The twenty-six arbitrations still pending claim specific monetary damages allege losses of approximately $36.4 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

As previously reported Oppenheimer’s motion to vacate the arbitration award in Donald Robinson, Timothy and Sharon Padden, Rhett Rainey, Kelly A. Rainey Trust, Toucan Holdings LP, Robert Goodman, Robert Daniel Burgner, Individually and as Trustee of the Burgner Family Charitable Remainder Trust, Douglas Kasemeier, Wesley Callaway, and Billy Loveless v. Oppenheimer & Co. Inc. (the “Robinson Arbitration”) was denied on January 30, 2023. Oppenheimer has settled, or settled in principle, eleven of the Horizon related arbitrations, including the Robinson Arbitration,with approximately forty-one individual complainants. The aggregate settlement payments for those eleven arbitrations total approximately $48.6 million.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court”) alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above referenced rules and requiring it to disgorge approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against such claim.

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

The Company paid cash dividends of $0.60 per share in 2022 to holders of Class A and Class B Stock for a total of $7.0 million. The Company paid cash dividends of $1.54 per share in 2021 to holders of Class A and Class B Stock, including a special dividend of $1.00 per share paid on December 31, 2021, for a total of $19.4 million. The Company paid cash dividends of $1.48 per share in 2020 for a total of $18.6 million. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
As of December 31, 2022, there were 1,695,239 shares of Class A Stock underlying outstanding options and restricted share awards. The Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of February 28, 2023 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares Outstanding	Number of Stockholders of Record
Class A Stock	11,067,778	90
Class B Stock	99,665	31
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
(d) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2017	2018	2019	2020	2021	2022
Oppenheimer Class A Stock	100	97	104	123	179	160
S&P 500	100	94	121	140	178	144
S&P 500 / Diversified Financials	100	89	109	120	161	141
Stock Buy-Back and Repurchase of Senior Secured Notes
On May 15, 2020, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 530,000 shares of the Company's Class A Stock, representing approximately 4.2% of its 12,636,523 then issued and outstanding shares of Class A Stock. This authorization supplemented the 98,625 shares that remained authorized and available under the Company's previous share repurchase program for a total of 628,625 shares authorized and available for repurchase at May 15, 2020.
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
On December 13, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 543,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,867,660 then issued and outstanding shares of Class A Stock. This authorization supplemented the 144,034 shares that remained authorized and available under the Company's previous share repurchase program for a total of 687,034 shares authorized.

During the year ended December 31, 2022, the Company purchased and canceled an aggregate of 1,684,287 (15%) shares of Class A Stock for a total consideration of $60.6 million ($36.00 per share). As of December 31, 2022, 687,034 shares remained available to be purchased under its share repurchase program. During the year ended December 31, 2021, the Company purchased and canceled an aggregate of 177,192 shares of Class A Stock for a total consideration of $7.7 million ($43.67 per share). As of December 31, 2021, 223,821 shares remained available to be purchased under the share repurchase program.
Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's Notes. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, tax impact and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
During the fourth quarter of 2022, the Company issued 8,692 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The following table provides information regarding purchases of shares of Class A Stock during the fourth quarter:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)

October 1 - 31, 2022	8,692	$31.47	8,692	144,034
November 1 - 30, 2022	—	$—	—	144,034
December 1 - 31, 2022 (1)	—	$—	—	687,034
Q4 2022 Total	8,692	$31.47	8,692	687,034

(1) On December 13, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 543,000 shares of the Company's Class A Stock.

(2) None of the foregoing authorizations is subject to expiration.
In addition, the Company has repurchased and may continue to seek to repurchase its outstanding 5.50% Senior Secured Notes due 2025 (the “Senior Secured Notes”) from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During 2022, the Company repurchased and cancelled $10.95 million aggregate principal amount of its Senior Secured Notes in the open market

Item 6. Reserved

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2022 and 2021. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
This analysis should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report.
BACKGROUND
The consolidated financial statements include the accounts of Oppenheimer Holdings Inc. and its consolidated subsidiaries (together, the "Company", "Parent", "we", "our" or "us"). The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report.
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2022, we provided our services from 92 offices in 25 states located throughout the United States, offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At December 31, 2022, client assets under management LLC ("AUM") totaled $36.8 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs and as well as the net asset value of private placement of alternative investments offered by and held by clients of the firm. Client assets under administration ("CAUA") as of December 31, 2022 totaled $105.0 billion. CAUA includes AUM and the other assets for which the firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., from time to time we may offer syndication as well as trading of issued syndicated corporate loans. At December 31, 2022, the Company employed 2,912 employees (2,868 full-time and 44 part-time), of whom 968 were financial advisors.
Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital markets businesses where we can employ experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. We are continuously reviewing ways in which we can increase security around our data and our platform as the risks of cybercrime increase. In investment banking, we are committed to growing our footprint by adding experienced bankers within our existing industry practices as well as new industry practices where we believe we can be successful.
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
Impact of Interest Rates

The Federal Reserve ("FED") increased the federal funds rate by 425 basis point during 2022, with the majority of that increase occurring during the second half of the year. While we have seen indications in the fourth quarter that inflation has peaked and is beginning to slowly abate, it remains at elevated levels. As a result, it is likely that the FED will continue to increase the federal funds rate when it meets in early 2023, though at a slower pace, and in fact did so on February 1, 2023, with a 25 basis point increase. In addition, the FED has continued to reduce its balance sheet as it allows maturing bonds to runoff without re-investing the proceeds. The increases in the federal funds rate will be favorable to the Company’s interest-based revenues. However, the FED's current policies, which are intended to reduce inflation, are also likely to reduce economic activity possibly leading to a recession. Such increases, while bringing down inflationary pressures may also prove detrimental to economic activity and thereby to financial markets in general. The impact of rate increases seems likely to increase volatility in financial markets, decrease the value of fixed income investments and negatively impact equity share prices while reducing revenues the Company derives from commissions and from fees based on the value of client assets managed by the Company. However, increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, though such increases may be offset if the cash sweep balances decrease. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings.
Ukraine War
In February 2022, without provocation, Russia invaded Ukraine. The war has lasted longer than previously anticipated, and it seems likely it will last for an extended period of time as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO and other countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia, its companies and various notable Russian individuals. The impact of the sanctions has been to increase the price of hydrocarbons and the costs of various agricultural products produced by both Russia and Ukraine. In addition, the disruption of supplies for those products has further increased inflationary pressures in Europe as well as the rest of the world and in addition has led to significant cutbacks in economic activity due to anticipated shortages of natural gas in the winter period due to actions taken by Russia and OPEC. It has also had the indirect effect of lowering consumer confidence and consumer spending in Europe, all of which could have an adverse impact on financial markets in Europe as well as the U.S. and, thus on our business.
Inflation Reduction Act of 2022
On August 16, 2022, President Biden signed H.R. 5376, commonly referred to as the Inflation Reduction Act (the "IRA"), into law, which includes an excise tax on stock buybacks, a new alternative minimum tax and significant tax incentives for energy and climate initiatives, among other provisions. Effective for repurchases occurring after December 31, 2022, the IRA imposes a nondeductible 1% excise tax on the net value of certain stock that is repurchased during the tax year. The value of stock repurchases subject to the tax is reduced by the value of any stock issued during the tax year. Additionally, effective for tax years beginning after December 31, 2022, the IRA imposes a 15% corporate alternative minimum tax on companies with adjusted financial statement income exceeding $1 billion over a three-year period. While we are currently assessing the impact of the IRA’s provisions, we do not expect it to have a material impact on the Company’s financial statements although buybacks by the Company occurring after December 31, 2022 may be subject to the 1% excise tax.

COVID-19 PANDEMIC

The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. In early March 2020, the Company executed on its Business Continuity Plan whereby the vast majority of our employees began to work remotely with only "essential" employees reporting to our offices. We accomplished this by significantly expanding the use of technology infrastructure that facilitates remote operations. Our ability to avoid significant business disruptions is reliant on the continued ability to support our employees that continue to work remotely. To date, there have been no significant disruptions to our business or control processes as a result of this dispersion of employees. Since the direct impact of the virus has been substantially reduced, we have seen increased attendance at the workplace as local regulations have been loosened, hospital visits reduced and a larger portion of the population vaccinated. Throughout 2022, most of our employees worked under a hybrid arrangement that recognizes the benefits of collaboration and hands-on training associated with in-person engagement, along with the importance of flexibility associated with a work from home/remote option. At the same time, employees from our home office and branch locations continue to work remotely. There can be no assurance at this time that these improvements will continue and we continue to closely monitor the situation.

EXECUTIVE SUMMARY

The results for the full year 2022 are significantly reduced from the prior year’s record levels, largely reflecting the impact of challenging macroeconomic conditions as well as an adverse arbitration decision in 2022. Concerns around whether inflation, rising interest rates and other geopolitical tensions could induce a recession weighed negatively on market sentiment during the year. This resulted in significant declines in transaction volumes and in the valuations of the equity and fixed income markets, which drove a meaningful reduction in both our transaction based revenues and advisory fee revenues. The volatile markets also led to a cooling of equity IPOs, secondary offerings and M&A transaction activity, which negatively impacted our capital markets income.

Nevertheless, in spite of these headwinds, we were able to deliver profitable results for the year owing to the diversity and countercyclical nature of our revenue streams. In particular, bank deposit sweep income and interest income on margin loans increased significantly throughout the year, as both received a benefit from the short-term interest rate increases enacted by the FED. Importantly, while we experienced higher legal expenses during the year, we remain focused on managing our controllable costs and maintaining discipline on our overall expense levels.

The Company continues to maintain a strong balance sheet with a significant excess in regulatory capital. During the year, the Company took advantage of the lower level of its share price to purchase 1,684,287 shares (15%) of its Class A Stock at an average price of $36.00 per share in the open market under its share repurchase program. This resulted in 10,868,556 shares of Class A Stock remaining outstanding at December 31, 2022. We remain confident in the strength of our brand, the resiliency of our businesses and our ability to continue to provide essential investment services to our clients.

RESULTS OF OPERATIONS

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
REVENUE
Commissions	$370,382	$401,607	(7.8)	$401,607	$395,097	1.6
Advisory fees	425,615	451,197	(5.7)	451,197	455,261	(0.9)
Investment banking	127,529	435,870	(70.7)	435,870	222,298	96.1
Bank deposit sweep income	104,558	15,557	572.1	15,557	34,829	(55.3)
Interest	60,713	36,482	66.4	36,482	33,477	9.0
Principal transactions, net	21,031	23,984	(12.3)	23,984	27,874	(14.0)
Other	1,113	29,338	(96.2)	29,338	29,831	(1.7)
Total revenue	1,110,941	1,394,035	(20.3)	1,394,035	1,198,667	16.3
EXPENSES
Compensation and related expenses	740,827	886,840	(16.5)	886,840	770,997	15.0
Communications and technology	85,474	80,520	6.2	80,520	82,132	(2.0)
Occupancy and equipment costs	59,897	60,069	(0.3)	60,069	62,352	(3.7)
Clearing and exchange fees	25,566	22,306	14.6	22,306	22,978	(2.9)
Interest	23,846	9,855	142.0	9,855	15,680	(37.1)
Other	129,777	109,804	18.2	109,804	75,528	45.4
Total expenses	1,065,387	1,169,394	(8.9)	1,169,394	1,029,667	13.6
Pre-tax income	45,554	224,641	(79.7)	224,641	169,000	32.9
Income taxes	13,444	65,677	(79.5)	65,677	46,014	42.7
Net Income	$32,110	$158,964	(79.8)	$158,964	$122,986	29.3

Net income (loss) attributable to noncontrolling interest, net of tax	(241)	—	*	—	—	*

Net income attributable to Oppenheimer Holdings Inc.	$32,351	$158,964	(79.6)	$158,964	$122,986	29.3
*Percentage not meaningful

Fiscal 2022 compared to Fiscal 2021

Revenue

•Commission revenue was $370.4 million for the year ended December 31, 2022, a decrease of 7.8% compared with $401.6 million for the year ended December 31, 2021 due to decreased client activity in mutual funds, listed securities, OTC products and annuities, partially offset by higher commission income on municipal bonds.

•Advisory fees were $425.6 million for the year ended December 31, 2022, a decrease of 5.7% compared with $451.2 million for the year ended December 31, 2021 due to the reduced valuations of assets under management.

•Investment banking revenue was $127.5 million for the year ended December 31, 2022, a decrease of 70.7% compared with $435.9 million for the year ended December 31, 2021 driven by an industry-wide decrease in M&A transactions, and significantly lower levels of capital issuances in the equity markets, particularly in the healthcare and technology sectors.

•Bank deposit sweep income was $104.6 million for the year ended December 31, 2022, an increase of 572.1% compared with $15.6 million for the year ended December 31, 2021 due to significantly higher short-term interest rates.

•Interest revenue was $60.7 million for the year ended December 31, 2022, an increase of 66.4% compared with $36.5 million in 2021 due to higher average margin balances and higher short-term interest rates.

•Principal transactions revenue was $21.0 million for the year ended December 31, 2022, a decrease of 12.3% compared with $24.0 million for the year ended December 31, 2021 driven by lower income from investment grade, high yield, Emerging Markets, and municipal bonds partially offset by higher income from U.S. government securities.

•Other revenue was $1.1 million for the year ended December 31, 2022, a decrease of 96.2% compared to $29.3 million for the year ended December 31, 2021 primarily due to a decrease in the cash surrender value of Company-owned life insurance during 2022, which fluctuates based on changes in fair value of the policies' underlying investments.

Expenses

•Compensation and related expenses totaled $740.8 million during the year ended December 31, 2022, a decrease of 16.5% compared with the year ended December 31, 2021 due to decreased incentive compensation costs. Compensation and related expenses as a percentage of revenue was 66.7% for the year ended December 31, 2022 compared with 63.6% for the year ended December 31, 2021.

•Non-compensation expenses were $324.6 million during the year ended December 31, 2022, an increase of 14.9% compared with $282.6 million during the year ended December 31, 2021 due to higher legal costs recorded during third quarter of 2022 which related to an adverse arbitration decision.

•The effective income tax rate for the year ended December 31, 2022 was 29.5% compared with 29.2% for the year ended December 31, 2021.

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

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and years ended December 31, 2022 and 2021:

(Expressed in thousands)
	For the Three Months Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2022	2021	% Change
Revenue
Private Client	$201,748	$173,310	16.4	$675,680	$665,060	1.6
Asset Management	22,940	27,930	(17.9)	99,242	104,598	(5.1)
Capital Markets	90,549	165,575	(45.3)	337,821	625,704	(46.0)
Corporate/Other	(1,657)	(1,697)	(2.4)	(1,802)	(1,327)	35.8
Total	313,580	365,118	(14.1)	1,110,941	1,394,035	(20.3)
Pre-Tax Income (Loss)
Private Client	49,331	17,784	177.4	142,250	101,146	40.6
Asset Management	9,837	10,270	(4.2)	35,753	35,874	(0.3)
Capital Markets	(11,328)	96,838	*	(25,696)	204,090	*
Corporate/Other	(17,568)	(32,940)	(46.7)	(106,753)	(116,469)	8.3
Total	$30,272	$91,952	(67.1)	$45,554	$224,641	(79.7)
* Percentage not meaningful

Private Client
Private Client reported revenue of $675.7 million for the year ended December 31, 2022, 1.6% higher compared with the prior year. Pre-tax income was $142.3 million, an increase of 40.6% from the prior year. Financial advisor headcount declined amid retirements to 968 at the end of 2022 compared to 996 at the end of 2021.

(Expressed in thousands, except financial advisor headcount or otherwise indicated)
	For the Years Ended December 31,
	2022	2021	% Change
Revenue	$675,680	$665,060	1.6
Commissions	190,614	217,724	(12.5)
Advisory fees	326,240	346,559	(5.9)
Bank deposit sweep income	104,558	15,557	572.1
Interest	51,866	29,290	77.1
Other	2,402	55,930	(95.7)

Total Expenses	$533,430	$563,914	(5.4)
Compensation	377,671	446,968	(15.5)
Non-compensation	155,759	116,946	33.2

Pre-Tax Income	$142,250	$101,146	40.6

Compensation Ratio	55.9%	67.2%	(16.8)
Non-compensation Ratio	23.1%	17.6%	31.3
Pre-Tax Margin	21.1%	15.2%	38.8

AUA (billions)	$105.0	$122.1	(14.0)
Cash Sweep Balances (billions)	$5.5	$7.9	(30.4)
Financial Advisor Headcount	968	996	(2.8)

•Retail commissions decreased 12.5% from the prior year primarily due to decreased client activity in mutual funds, listed securities, OTC products and annuities, partially offset by higher commission income on municipal bonds.
•Advisory fees decreased 5.9% due to the reduced valuations of assets under management.
•Bank deposit sweep income increased $89.0 million or 572.1% from the prior year due to significant increases in short-term interest rates.
•Interest revenue increased 77.1% from the prior year due to higher average margin balances and higher short-term interest rates.
•Other revenue declined 95.7% compared with the prior year primarily due to decreases in the cash surrender value of Company-owned life insurance policies which fluctuates based on changes in fair value of the policies' underlying investments.
•Compensation expenses decreased 15.5% from the prior year primarily due to decreased production, share-based and incentive compensation costs, partially offset by the inflationary impact on salaries.
•Non-compensation expenses increased 33.2% from the prior year primarily due to higher legal costs recorded during third quarter of 2022 which related to an adverse arbitration decision.
Asset Management
Asset Management reported revenue of $99.2 million for the year ended December 31, 2022, 5.1% lower compared with the prior year. Pre-tax income was $35.8 million, a decrease of 0.3% compared with the prior year.

(Expressed in thousands, unless otherwise indicated)
	For the Years Ended December 31,
	2022	2021	% Change
Revenue	$99,242	$104,598	(5.1)
Advisory fee revenue	99,224	104,584	(5.1)
Other	18	14	28.6

Total Expenses	$63,489	$68,724	(7.6)
Compensation	24,261	27,811	(12.8)
Non-compensation	39,228	40,913	(4.1)

Pre-Tax Income	$35,753	$35,874	(0.3)

Compensation Ratio	24.4%	26.6%	(8.3)
Non-compensation Ratio	39.5%	39.1%	1.0
Pre-Tax Margin	36.0%	34.3%	5.0

AUM (billions)	$36.8	$46.2	(20.3)
•Advisory fee revenue on traditional and alternative managed products decreased 5.1% from the prior year primarily due to lower management fees from advisory programs, partially offset by higher incentive fees from alternative investments during the year.
•AUM were at reduced levels of $36.8 billion at December 31, 2022, which is the basis for advisory fee billings for January 2023. The decrease in AUM from December 31, 2021 to December 31, 2022 was comprised of lower asset values of $7.6 billion on existing client holdings and a net distribution of assets of $1.8 billion.
•Compensation expenses were down 12.8% when compared to the prior year driven primarily by lower incentive compensation costs.
•Non-compensation expenses were down 4.1% when compared to the prior year primarily due to lower external portfolio management costs which are directly related to the decrease in AUM, partially offset by an increase in total communications and technology expenses.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2022:

(Expressed in millions)
	For the Year Ended December 31, 2022
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$37,832	$5,356	$(6,253)	$(5,522)	$31,413
Institutional Fixed Income (2)	869	109	(70)	(72)	836
Alternative Investments:
Hedge funds (3)	4,678	170	(275)	(1,532)	3,041
Private Equity Funds (4)	2,444	159	(965)	(486)	1,152
Portfolio Enhancement Program (5)	380	10	(37)	(1)	352
	$46,203	$5,804	$(7,600)	$(7,613)	$36,794

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
Capital Markets
Capital Markets reported revenue of $337.8 million for the year ended December 31, 2022, 46.0% lower compared with the prior year. Pre-tax loss was $25.7 million compared with a pre-tax income of $204.1 million for the prior year.

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021	% Change
Revenue	$337,821	$625,704	(46.0)

Investment Banking	$117,101	$410,539	(71.5)
Advisory fees	84,569	194,753	(56.6)
Equities underwriting	24,583	186,736	(86.8)
Fixed income underwriting	8,898	27,004	(67.0)
Other	(949)	2,046	*

Sales and Trading	$217,712	$213,491	2.0
Equities	141,013	138,363	1.9
Fixed income	76,699	75,128	2.1

Other	$3,008	$1,674	79.7

Total Expenses	$363,517	$421,614	(13.8)
Compensation	260,974	318,850	(18.2)
Non-compensation	102,543	102,764	(0.2)

Pre-Tax Income (Loss)	$(25,696)	$204,090	*

Compensation Ratio	77.3%	51.0%	51.6
Non-compensation Ratio	30.4%	16.4%	85.4
Pre-Tax Margin	(7.6)%	32.6%	*
* Percentage not meaningful
•Advisory fees earned from investment banking activities decreased 56.6% compared with the prior year driven by an industry-wide decrease in M&A transactions.
•Equities underwriting fees decreased 86.8% compared with the prior year due to significantly lower levels of capital issuances in the equity markets, particularly in the healthcare and technology sectors.
•Fixed income underwriting fees were down 67.0% compared with the prior year primarily driven by fewer public finance debt issuances during the year.
•Equities sales and trading increased 1.9% compared with the prior year.
•Fixed income sales and trading increased 2.1% compared with the prior year driven by higher trading income from U.S. government securities.
•Compensation expenses decreased 18.2% compared with the prior year primarily due to decreased incentive compensation costs.
•Non-compensation expenses were 0.2% lower compared with the prior year.

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

The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. The valuation of financial instruments are classified in Level 3 of the fair value hierarchy and consists of valuation techniques that incorporate one or more significant unobservable inputs, and therefore requires the greatest amount of management judgment. As of December 31, 2022, the Company had $31.8 million in financial instruments, comprised of auction rate securities, classified within Level 3 of the fair value hierarchy. See note 7 to the consolidated financial statements appearing in Item 8 for further information on the fair value definition, Level 1, Level 2 and Level 3 and related valuation techniques.

Impact if actual results differ from assumptions – We established an independent valuation process to evaluate and approve the valuation of our financial instruments. For financial instruments that are classified in Level 3, we review the appropriateness of the unobservable inputs to ensure consistency with how a market participant would arrive at the unobservable input. Although an independent review process is in place, the fair value of the Level 3 financial instrument could be significantly different due to the sensitivity of some unobservable inputs (for example, interest rates) and any such difference could also have a material adverse effect on our consolidated financial statements.

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

Income Taxes

Critical estimates – We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. We are also subject to the tax laws of our international subsidiaries and branches. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. We record uncertain tax positions in accordance with ASC 740, "Income Taxes", on the basis of a two-step process whereby we determined whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and, for those tax positions that meet the more-likely-than-not recognition threshold, we will recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Assumption and judgement - We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and the results of recent operations. In establishing a provision for income tax expense, we must make judgements and interpretations about the application of these inherently complex tax laws. We estimate when certain items will affect taxable income in the various jurisdictions in the future. We are also required to evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. See note 15 to the consolidated financial statements appearing in Item 8 for further details.

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
New Accounting Pronouncements
The potential impact of recently issued accounting pronouncements are described in note 2 to the consolidated financial statements appearing in Item 8.
LIQUIDITY AND CAPITAL RESOURCES
Total assets decreased by 10.8% from December 31, 2021 to December 31, 2022. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, changes in stock loan balances and financing through repurchase agreements. At December 31, 2022, the Company had no such borrowings outstanding compared to outstanding borrowings of $69.5 million at December 31, 2021. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.14 million and $383,963, respectively, at December 31, 2022. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
During the fourth quarter of 2022, the Company repurchased and subsequently cancelled $10.95 million of the 5.50% Senior Secured Notes, recognizing a small extinguishment gain. As of December 31, 2022, $114.05 million aggregate principal amount of the Notes remain outstanding. See note 12 to the consolidated financial statements appearing in Item 1 for further discussion.
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

The following tables present results of operations for the twelve months ended December 31, 2022 and balance sheet at December 31, 2022 for the Parent and Guarantors.

(Expressed in thousands)	As of
December 31, 2022
Total Assets	$2,037,404
Due From Non-Guarantor Subsidiary	15,596
Total Liabilities	541,605
Due To Non-guarantor Subsidiary	5,412

For the Year Ended
December 31, 2022
Total Revenue	$10,310
Pre-Tax Loss	297
Net Loss	203
On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading, readily marketable securities. We advanced $19.8 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2022 ($22.1 million for the year ended December 31, 2021) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2022, bank call loans were zero ($69.5 million at December 31, 2021). The average daily bank loan outstanding for the year ended December 31, 2022 was $79.4 million ($76.4 million for the year ended December 31, 2021). The largest daily bank loan outstanding for the year ended December 31, 2022 was $226.6 million ($227.7 million for the year ended December 31, 2021).
At December 31, 2022, securities loan balances totaled $320.8 million ($244.2 million at December 31, 2021). The average daily securities loan balance for the year ended December 31, 2022 was $297.6 million ($285.2 million for the year ended December 31, 2021). The largest daily stock loan balance for the year ended December 31, 2022 was $350.1 million ($322.2 million for the year ended December 31, 2021).
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

Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date in order for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2022, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.
At December 31, 2022, the gross balances of reverse repurchase agreements and repurchase agreements were $28.0 million and $189.0 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2022 was $172.4 million and $356.5 million, respectively ($120.3 million and $352.8 million, respectively, for the year ended December 31, 2021). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2022 was $663.9 million and $668.3 million, respectively ($424.2 million and $636.7 million, respectively, for the year ended December 31, 2021).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $74.8 million as of December 31, 2022.
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
Our primary long-term cash requirements include $113.4 million principal outstanding as of December 31, 2022 under our Senior Secured Notes (due in 2025) and $182.6 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $17.6 million for the 2023 year.
Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021
Cash provided by operating activities	$64,492	$227,786
Cash used in investing activities	(14,137)	(6,267)
Cash provided by/(used in) financing activities	(253,912)	84,581
Net increase/(decrease) in cash and cash equivalents and restricted cash	$(203,557)	$306,100
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
See “Business – Regulation – Fiduciary Standard – Rulemaking by the U.S. Department of Labor and SEC” in Part I, Item 1.

On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries to ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020 the PTE takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The PTE should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the PTE does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of the steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes beyond the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” herein for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2022, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See “Business – Regulatory - Regulatory Capital Requirements” in Part I, Item 1 and note 18 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.
Other Regulatory Matters
On November 18, 2022, the Company received an information request from the SEC requesting information relating to the use of text messaging and similar forms of electronic communications by employees of the Company and whether those communications were properly retained by the Company as part of its records preservation requirements relating to the broker-dealer or investment adviser business activities of the Company. The Company has responded to the information request and continues to cooperate with the SEC inquiry.
FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, including the Inflation Reduction Act. (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to Russia’s invasion of Ukraine and Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”) and economic uncertainty in the UK, EU, and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic; the COVID-19 Pandemic’s impact on the U.S. and global economies; and federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A.

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
In addition to monitoring the credit-worthiness of its customers and counterparties, Oppenheimer imposes more conservative margin requirements than those of FINRA Rule 4210. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or lower if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, FINRA Rule 4210 permits loans of up to 75% of the value of the equity securities in a customer's account. Further discussion of credit risk appears in note 8 to the Company's consolidated financial statements appearing in Item 8.
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
At December 31, 2022 and 2021, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2022			VAR for Fiscal 2021
	High	Low	Average	High	Low	Average
Equity price risk	$298	$25	$104	$196	$17	$106
Interest rate risk	2,928	881	1,547	605	387	496
Commodity price risk	—	—	—	90	—	45
Diversification benefit	(483)	(903)	(652)	(359)	(238)	(299)
Total	$2,743	$3	$999	$532	$166	$348

(Expressed in thousands)
	VAR at December 31,
	2022	2021
Equity price risk	$67	$46
Interest rate risk	1,192	387
Diversification benefit	(578)	(1,178)
Total	$681	$(745)

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2022 from those reported in 2021 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2022 compared to December 31, 2021. The Company's portfolio as of December 31, 2022 includes approximately $24.3 million in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2022 was effective.
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
The Company's internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
New York, New York
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters

Critical Audit Matter Description

The Company earns advisory fees in connection with advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Advisory fees earned on asset-based programs are generally based on the customer’s account value at the valuation date per the respective asset management agreements. Fees are calculated based on underlying information, such as asset balances and rates, sourced from multiple internal and external systems. For the year ended December 31, 2022, total advisory fee revenue was $426 million, of which $326 million represents fees earned on assets held in the Company’s asset-based programs.

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
New York, New York
February 28, 2023
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2022	2021 (1)
ASSETS
Cash and cash equivalents	$112,433	$213,759
Deposits with clearing organizations	77,691	66,968
Restricted cash	25,534	127,765
Receivable from brokers, dealers and clearing organizations	206,077	169,902
Receivable from customers, net of allowance for credit losses of $350 ($3,326 in 2021)	1,202,764	1,221,450
Securities purchased under agreements to resell	—	935
Securities owned, including amounts pledged of $175,724 ($266,428 in 2021), at fair value	498,594	634,504
Notes receivable, net	57,495	53,983
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $97,751 ($92,785 in 2020)	36,742	28,036
Right-of-use lease assets, net of accumulated amortization of $82,449 ($76,462 in 2021)	142,630	150,121
Intangible assets	32,100	32,100
Goodwill	137,889	137,889
Other assets	184,443	205,838
Total assets	$2,714,392	$3,043,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Bank call loans	—	69,500
Payable to brokers, dealers and clearing organizations	550,006	422,057
Payable to customers	456,475	456,958
Securities sold under agreements to repurchase	161,009	277,322
Securities sold but not yet purchased, at fair value	52,768	71,958
Accrued compensation	239,136	342,125
Accounts payable and other liabilities	102,202	76,655
Income tax payable	4,130	13,536
Lease liabilities	182,570	192,019
Senior secured notes, net of debt issuance costs of $616 ($926 in 2021)	113,434	124,074
Deferred tax liabilities, net of deferred tax assets of $55,628 ($54,957 in 2021)	32,241	44,016
Total liabilities	1,893,971	2,090,220
Commitments and contingencies (note 17)
Redeemable noncontrolling interests	25,466	$127,765
Stockholders' equity
Common Stock ($0.001 par value per share):
Class A: shares authorized: 50,000,000; shares issued and outstanding 10,868,556 and 12,447,036 as of December 31, 2022 and 2021, respectively Class B: shares authorized, issued and outstanding: 99,665 as of December 31, 2022 and 2021	11	13
Additional paid-in capital	28,628	78,032
Retained earnings	764,178	740,926
Accumulated other comprehensive income	1,416	4,225
Total Oppenheimer Holdings Inc. stockholders' equity	794,233	823,196
Non-controlling interests (Note 2)	$722	$2,069
Total Stockholders' Equity	$794,955	$825,265
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,714,392	$3,043,250
(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, See Note 2.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2022	2021	2020
REVENUE
Commissions	$370,382	$401,607	$395,097
Advisory fees	425,615	451,197	455,261
Investment banking	127,529	435,870	222,298
Bank deposit sweep income	104,558	15,557	34,829
Interest	60,713	36,482	33,477
Principal transactions, net	21,031	23,984	27,874
Other	1,113	29,338	29,831
Total revenue	1,110,941	1,394,035	1,198,667
EXPENSES
Compensation and related expenses	740,827	886,840	770,997
Communications and technology	85,474	80,520	82,132
Occupancy and equipment costs	59,897	60,069	62,352
Clearing and exchange fees	25,566	22,306	22,978
Interest	23,846	9,855	15,680
Other	129,777	109,804	75,528
Total expenses	1,065,387	1,169,394	1,029,667
Pre-tax income	45,554	224,641	169,000
Income taxes	13,444	65,677	46,014
Net income	$32,110	$158,964	$122,986

Net income (loss) attributable to noncontrolling interests, net of tax	(241)	—	—
Net income attributable to Oppenheimer Holdings Inc.	$32,351	$158,964	$122,986

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.77	$12.57	$9.73
Diluted	2.57	$11.70	$9.30

Weighted average shares outstanding
Basic	11,666,194	12,642,306	12,642,576
Diluted	12,607,752	13,582,828	13,217,335

Period end shares outstanding	10,968,221	12,546,701	12,481,443

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2022	2021	2020
Net income	$32,110	$158,964	$122,986
Other comprehensive income (loss), net of tax
Currency translation adjustment	(2,809)	777	1,687
Comprehensive income	$29,301	$159,741	$124,673
Less net income (loss) attributable to noncontrolling interests	(241)	—	—
Comprehensive income attributable to Oppenheimer Holdings Inc.	$29,542	$159,741	$124,673

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2022	2021 (1)	2020 (1)
Common stock ($0.001 par value per share)
Balance at beginning of year	$13	$12	$13
Issuance of Class A non-voting common stock	—	1	—
Repurchase of Class A non-voting common stock for cancellation	(2)	—	(1)
Balance at end of year	11	13	12
Additional paid-in capital
Balance at beginning of year	78,032	80,802	93,951
Issuance of Class A non-voting common stock	2,924	4,846	7,824
Repurchase of Class A non-voting common stock for cancellation	(58,581)	(7,738)	(15,048)
Share-based expense	11,555	10,514	7,683
Vested employee share plan awards	(5,081)	(9,739)	(13,608)
Change in redemption value of redeemable noncontrolling interests	(221)	(653)	—
Balance at end of year	28,628	78,032	80,802
Retained earnings
Balance at beginning of year	740,926	601,406	496,998
Repurchase of Class A non-voting common stock for cancellation	(2,055)	—	—
Net income (2)	32,351	158,964	122,986
Dividends paid	(7,044)	(19,444)	(18,578)
Balance at end of year	764,178	740,926	601,406
Accumulated other comprehensive income
Balance at beginning of year	4,225	3,448	1,761
Currency translation adjustment	(2,809)	777	1,687
Balance at end of year	1,416	4,225	3,448
Total Oppenheimer Holdings Inc. stockholders' equity	794,233	823,196	685,668

Non-controlling interests
Balance at beginning of year	2,069	11,946	—
Capital distribution to noncontrolling interests	(90)	—	—
Net loss attributable to non-controlling interests	(241)	(11)	—
Change in redemption value of redeemable noncontrolling interests	(1,016)	(9,866)	—
Balance at end of year	722	2,069	—
Total stockholders' equity	$794,955	$825,265	$685,668

Redeemable Non Controlling Interests
Balance at beginning of year	127,765	117,246	—
Redemption of redeemable noncontrolling interests	(103,536)	—	—
Change in redemption value of redeemable noncontrolling interests	1,237	10,519	—
Balance at end of year	$25,466	$127,765	$—

Dividends paid per share	$0.60	$1.54	$1.48
(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, See Note 2.
(2) Attributable to Oppenheimer Holdings Inc.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2022	2021	2020

Cash flows from operating activities

Net income	$32,110	$158,964	$122,986
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	7,605	7,994	8,143
Deferred income taxes	(14,616)	(792)	21,336
Amortization of notes receivable	13,741	13,427	11,763
Amortization of debt issuance costs	248	250	206
Write-off of debt issuance costs	61	—	341
Provision for (reversal of) credit losses	(2,955)	2,896	(41)
Share-based compensation	15,914	31,138	16,220
Amortization of right-of-use lease assets	26,804	26,125	25,150
Gain on repurchase of senior secured notes	(235)	—	(86)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(10,723)	16,375	(34,928)
Receivable from brokers, dealers and clearing organizations	(36,175)	33,592	(40,201)
Receivable from customers	21,641	(113,511)	(313,860)
Income tax receivable	—	—	5,170
Securities purchased under agreements to resell	935	(935)	—
Securities owned	135,910	(23,987)	189,202
Notes receivable	(17,253)	(21,249)	(14,254)
Other assets	16,412	65,814	(105,435)
Increase (decrease) in operating liabilities:
Payable to brokers, dealers and clearing organizations	127,949	162,146	(261,064)
Payable to customers	(483)	(45,849)	168,072
Securities sold under agreements to repurchase	(116,313)	(65,116)	55,173
Securities sold but not yet purchased	(19,190)	(54,213)	25,600
Accrued compensation	(107,350)	23,238	82,367
Income tax payable	(9,406)	3,810	9,726
Accounts payable and other liabilities	(139)	7,669	(25,645)
Cash provided by/(used in) operating activities	64,492	227,786	(54,059)

Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(16,311)	(8,268)	(4,528)
Proceeds from the settlement of Company-owned life insurance	2,174	2,001	587
Cash used in investing activities	(14,137)	(6,267)	(3,941)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(7,044)	(19,444)	(18,578)
Issuance of Class A non-voting common stock	127	58	56
Repurchase of Class A non-voting common stock for cancellation	(60,636)	(7,737)	(15,048)
Payments for employee taxes withheld related to vested share-based awards	(2,283)	(4,967)	(5,839)
Issuance of senior secured notes		—	125,000
Payment of Company sponsored Initial Public Offering costs	—	(454)	—
Contributions from noncontrolling interests	—	3,147	—
Proceeds from Company sponsored Initial Public Offering	—	126,500	—
Distribution to noncontrolling interests	(90)	—	—
Redemption on redeemable noncontrolling interests	(103,536)	—	—
Redemption of senior secured notes	—	—	(148,574)
Repurchase of senior secured notes	(10,950)	—	(1,426)
Debt issuance costs	—	(22)	(1,210)
Debt redemption costs	—	—	(2,507)
(Decrease)/increase in bank call loans, net	(69,500)	(12,500)	82,000
Cash provided by/(used in) financing activities	(253,912)	84,581	13,874
Net increase/(decrease) in cash and cash equivalents and restricted cash	(203,557)	306,100	(44,126)
Cash and cash equivalents and restricted cash, beginning of year	341,524	35,424	79,550
Cash and cash equivalents and restricted cash, end of year	$137,967	$341,524	$35,424

Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheet:	2022	2021	2020
Cash and cash equivalents	$112,433	$213,759	$35,424
Restricted cash	25,534	127,765	—
Total cash and cash equivalents and restricted cash	$137,967	$341,524	$35,424

Schedule of non-cash financing activities
Employee share plan issuance	$4,288	$7,361	$12,167

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$22,810	$10,089	$19,013
Cash paid during the year for income taxes, net	$37,512	$62,378	$11,191

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

The Company is headquartered in New York and has 92 retail branch offices in the United States and institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which offers syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Germany and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority in the United Kingdom and the Jersey Financial Services Commission in the Isle of Jersey; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Israel Ltd., based in Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"). Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Change in Presentation

Effective June 30, 2022, the Company reclassified certain stockholders' equity amounts on the consolidated balance sheet and consolidated statements of changes in stockholders' equity and redeemable noncontrolling interests. The reclassification included separately presenting the par value of common stock, and combining previously disclosed share capital and contributed capital amounts in the currently reported additional paid-in capital amount. The reclassification had no impact on previously reported total stockholders’ equity amounts.

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
Financial Instruments and Fair Value
Financial Instruments

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Fair Value Measurements
Accounting guidance for the fair value measurement of financial assets defines fair value, establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and requires certain fair value measurement disclosures. Fair value, as defined by the accounting guidance, is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):
Level 1:Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2:Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
Level 3:Unobservable inputs that are significant to the overall fair value measurement.
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury, corporate equities, and certain money market instruments. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, U.S. Agency securities, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. As of December 31, 2022 and December 31, 2021, the Company had $31.8 million of auction rate securities ("ARS") in level 3 assets. See note 7 for further details.
Fair Value Option

The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of December 31, 2022, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Goodwill
The Company defines a reporting unit as an operating segment. The Company's goodwill resides in its Private Client Division ("PCD") reporting unit. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment. The Company's annual goodwill impairment analysis performed as of December 31, 2022 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2021.
In estimating the fair value of the PCD reporting unit, the Company uses traditional standard valuation methods, including the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.1 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of their carrying value as of December 31, 2022.
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
Investment Banking Fees

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Interest
Interest revenue represents interest earned on margin debit balances, securities borrowed transactions, reverse repurchase agreements, fixed income securities, firm investments, and cash and cash equivalents. Interest revenue is recognized in the period earned based upon average or daily asset balances, contractual cash flows, and interest rates. Interest earned from the customer margin loans is recorded in the consolidated income statements in interest income.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
OPY Acquisition Corp. I

On October 26, 2021, OPY Acquisition Corp. I (“OHAA”) consummated its $126.5 million initial public offering (the “OHAA IPO”). OHAA is a special purpose acquisition company, incorporated in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). OPY Acquisition LLC I (the “Sponsor”), a Delaware series limited liability company and the Company’s subsidiary, is the sponsor of OHAA. The Company and its employees control OHAA through the Sponsor’s ownership of Class A founder shares of OHAA. As a result, both OHAA and the Sponsor are recorded in the Company's consolidated financial statements.

Upon IPO completion, funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million investment from the Sponsor, are held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”), pursuant to OHAA's certificate of incorporation. The cash held in the trust account is recorded in “Restricted Cash” on the consolidated balance sheet.

Transaction costs, which consisted of a net underwriting fee of $2.5 million and $0.5 million of other offering costs, were charged against the gross proceeds of the OHAA IPO consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of December 31, 2022, $25.5 million remained in the trust account that is recorded within “Restricted Cash” on the consolidated balance sheet.

“Redeemable noncontrolling interests” of $25.5 million associated with the publicly held OHAA Class A ordinary shares are recorded on the Company’s consolidated balance sheet as of December 31, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

Noncontrolling Interests

Noncontrolling interests represents ownership interests in the Sponsor of OHAA which includes OHAA Class A founder and Class A ordinary shares held by management and employees of the Company as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also includes the OHAA Warrants and publicly held warrants to purchase OHAA Class A ordinary shares.

For the years ended December 31, 2022 and December 31, 2021, the net loss attributed to noncontrolling interests was $241,000 and $8,000 (net of taxes), respectively.

Restricted Cash

Restricted cash represents OHAA deposits held in trust as indicated above.

New Accounting Pronouncements

The Company has reviewed and evaluated the impact of the recently issued Accounting Standard Updates by the Financial Accounting Standards Board ("FASB") and noted that they are not expected to have a material impact on its consolidated financial statements and disclosure.

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

As of December 31, 2022, the Company has $57.5 million of notes receivable. Notes receivable represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the year ended December 31, 2022, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of December 31, 2022, the uncollected balance of defaulted notes was $6.9 million and the allowance for uncollectibles was $4.3 million. The allowance for uncollectibles consisted of $2.5 million related to defaulted notes balances (five years and older) and $1.8 million (under five years).

The following table presents the disaggregation of defaulted notes by year of origination as of December 31, 2022:

(Expressed in thousands)
As of December 31, 2022
2022	$1,133
2021	2,317
2020	444
2019	347
2018	132
2017 and prior	2,507
Total	$6,880

The following table presents activity in the allowance for uncollectibles of defaulted notes for the years ended December 31, 2022 and 2021:

(Expressed in thousands)
	For the Year Ended December 31,
	2022	2021
Beginning balance	$4,923	$4,234
Additions and other adjustments	(596)	689
Ending balance	$4,327	$4,923

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Substantially all of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a consolidated subsidiary and 100% owned by the Company.

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

As of December 31, 2022, the Company had right-of-use operating lease assets of $142.6 million (net of accumulated amortization of $82.4 million) which are comprised of real estate leases of $139.7 million (net of accumulated amortization of $80.0 million) and equipment leases of $2.9 million (net of accumulated amortization of $2.4 million). As of December 31, 2022, the Company had operating lease liabilities of $182.6 million which are comprised of real estate lease liabilities of $179.7 million and equipment lease liabilities of $2.9 million. The Company had no finance leases as of December 31, 2022.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of December 31, 2022 and December 31, 2021, respectively:

	As of
	December 31, 2022	December 31, 2021

Weighted average remaining lease term (in years)	6.82	7.38
Weighted average discount rate	6.66%	6.89%

The following table presents operating lease costs recognized for the years ended December 31, 2022 and December 31, 2021, respectively, which are included in occupancy and equipment costs on the consolidated income statements:

(Expressed in thousands)
	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$25,128	$24,343
Real estate leases - Interest expense	12,996	14,139
Equipment leases - Right-of-use lease asset amortization	1,672	1,784
Equipment leases - Interest expense	152	142

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The maturities of lease liabilities as of December 31, 2022 are as follows:

(Expressed in thousands)
As of December 31, 2022

2023	$42,343
2024	38,018
2025	31,684
2026	29,671
2027	28,178
After 2027	58,146
Total lease payments	$228,040
Less interest	(45,470)
Present value of lease liabilities	$182,570

As of December 31, 2022, the Company had $40.2 million of additional operating leases that have not yet commenced. ($16.2 million as of December 31, 2021).

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Investment Banking
The Company earns underwriting revenues by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenues are recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that time. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenues and related expenses are presented gross on the consolidated income statements.
Revenue from financial advisory services includes fees generated in connection with mergers, acquisitions and restructuring transactions. Such revenue and fees are primarily recorded at a point in time when services for the performance obligations have been completed and income is reasonably determinable, generally as set forth under the terms of the engagement. Payment for advisory services is generally due upon a completion of the transaction or milestone. Retainer fees and fees earned from certain advisory services are recognized ratably over the service period as the customer receives the benefit of the services throughout the term of the contracts, and such fees are collected based on the terms of the contracts.
Bank Deposit Sweep Income
Bank deposit sweep income consists of revenue earned from the FDIC-insured bank deposit program. Under this program, client funds are swept into deposit accounts at participating banks and are eligible for FDIC deposit insurance up to FDIC standard maximum deposit insurance amounts. Fees are earned over time and are generally received within 30 days.
Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2022 and 2021:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)	For the Year Ended December 31, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$159,441	$—	$179,694	$40	$339,175
Mutual fund income	31,173	—	8	26	31,207
Advisory fees	326,240	99,224	117	34	425,615
Investment banking - capital markets	9,352	—	33,481	—	42,833
Investment banking - advisory	127	—	84,569	—	84,696
Bank deposit sweep income	104,558	—	—	—	104,558
Other	16,451	—	2,113	510	19,074
Total revenues from contracts with customers	647,342	99,224	299,982	610	1,047,158
Other sources of revenue:
Interest	51,866	—	7,453	1,394	60,713
Principal transactions, net	(4,013)	—	29,610	(4,566)	21,031
Other	(19,515)	18	776	760	(17,961)
Total other sources of revenue	28,338	18	37,839	(2,412)	63,783
Total revenue	$675,680	$99,242	$337,821	$(1,802)	$1,110,941

(Expressed in thousands)	For the Year Ended December 31, 2021
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$181,073	$—	$183,778	$9	$364,860
Mutual fund income	36,651	—	8	88	36,747
Advisory fees	346,559	104,584	3	51	451,197
Investment banking - capital markets	24,965	—	215,902	—	240,867
Investment banking - advisory	250	—	194,753	—	195,003
Bank deposit sweep income	15,557	—	—	—	15,557
Other	13,382	—	1,198	58	14,638
Total revenues from contracts with customers	618,437	104,584	595,642	206	1,318,869
Other sources of revenue:
Interest	29,290	—	6,990	202	36,482
Principal transactions, net	3,195	—	22,598	(1,809)	23,984
Other	14,138	14	474	74	14,700
Total other sources of revenue	46,623	14	30,062	(1,533)	75,166
Total revenue	$665,060	$104,598	$625,704	$(1,327)	$1,394,035

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Contract Assets and Liabilities
The timing of the Company's revenue recognition may differ from the timing of payment by its customers. The Company records contract assets when payment is due from a client conditioned on future performance or the occurrence of other events. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.
The Company had receivables related to revenue from contracts with customers of $32.8 million and $37.2 million at December 31, 2022 and December 31, 2021, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2022 and 2021.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $900,000 and $235,000 for years ended December 31, 2022 and 2021.

The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	December 31, 2022	December 31, 2021
Contract assets (receivables):
Commission (1)	$3,533	$2,886
Mutual fund income (2)	4,993	6,205
Advisory fees (3)	5,368	4,546
Bank deposit sweep income (4)	9,057	595
Investment banking fees (5)	5,136	17,765
Other	4,686	5,195
Total contract assets	$32,773	$37,192
Deferred revenue (payables):
Investment banking fees (6)	$900	$235
Total deferred revenue	$900	$235
(1) Commission recorded on trade date but not yet settled.
(2) Mutual fund income earned but not yet received.
(3) Management and performance fees earned but not yet received.
(4) Fees earned from FDIC-insured bank deposit program but not yet received.
(5) Underwriting revenue and advisory fees earned but not yet received, including certain receivables.
(6) Retainer fees and fees earned from certain advisory transactions where the performance obligations have not yet been satisfied.

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2022, these contract costs were $1.4 million ($1.5 million as of December 31, 2021). There were no significant charges recognized in relation to these costs for year ended December 31, 2022.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

6.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2022	2021
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$127,817	$99,752
Receivable from brokers	49,125	39,716
Securities failed to deliver	9,099	9,212
Clearing organizations and other	20,036	21,222
Total	$206,077	$169,902
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$320,843	$244,223
Payable to brokers	123	2,077
Securities failed to receive	62,646	6,457
Clearing organizations and other (1)	166,394	169,300
Total	$550,006	$422,057
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
U.S. Agency Obligations
U.S. agency securities consist of agency issued debt securities and mortgage pass-through securities. Non-callable agency issued debt securities are generally valued using quoted market prices, quoted market prices for comparable securities or discounted cash flow models. Callable agency issued debt securities are valued by benchmarking model-derived prices to quoted market prices and trade data for identical or comparable securities. The fair value of mortgage pass-through securities are model driven with respect to spreads of the comparable to-be-announced ("TBA") security.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office ("NYAG") and the Massachusetts Securities Division ("MSD" and together with the NYAG, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of December 31, 2022, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of December 31, 2022, the Company owned $31.8 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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
As of December 31, 2022, the Company had a valuation allowance totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the consolidated balance sheet).
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2022:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$574	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	8,221	3,018	N/A	N/A
	$8,795	$3,018

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
(2) Includes private equity funds and private equity fund of funds with diversified portfolios, focusing on but not limited to technology companies, venture capital and global natural resources.

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of December 31, 2022, the fair value of the investment was $6.0 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis, as of December 31, 2022 and 2021, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$24,937	$—	$—	$24,937
Securities owned:
U.S. Treasury securities	362,815	—	—	362,815
U.S. Agency securities	—	6,012	—	6,012
Sovereign obligations	—	9,502	—	9,502
Corporate debt and other obligations	—	9,844	—	9,844
Mortgage and other asset-backed securities	—	1,882	—	1,882
Municipal obligations	—	30,126	—	30,126
Convertible bonds	—	21,800	—	21,800
Corporate equities	24,837	—	—	24,837
Money markets	—	—	—	—
Auction rate securities	—	—	31,776	31,776
Securities owned, at fair value	387,652	79,166	31,776	498,594
Investments (1)	—	7,068	—	7,068
Derivative contracts:
TBAs	—	1,762	—	1,762
Total	$412,589	$87,996	$31,776	$532,361
Liabilities
U.S. Treasury securities	$25,006	$—	$—	$25,006
U.S. Agency securities	—	3	—	3
Sovereign obligations	—	9,048	—	9,048
Corporate debt and other obligations	—	2,905	—	2,905
Convertible bonds	—	4,428	—	4,428
Corporate equities	11,378	—	—	11,378
Securities sold but not yet purchased, at fair value	36,384	16,384	—	52,768
Derivative contracts:
Futures	44	—	—	44
TBAs	—	1,761	—	1,761
Derivative contracts, total	44	1,761	—	1,805
Total	$36,428	$18,145	$—	$54,573

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2022
	Beginning Balance	Total Realized and Unrealized Losses (3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Auction rate securities (1)	$31,804	$(28)	$1,375	$(1,375)	$—	$31,776
Liabilities
ARS purchase commitments (2)	—	—	—	—	—	—

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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2021
	Beginning Balance	Total Realized and Unrealized Losses(3)(4)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Auction rate securities (1)	$30,701	$(197)	$1,350	$(50)	$—	$31,804
Liabilities
ARS purchase commitments (2)	195	(1)	—	(196)	—	—
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
Assets and liabilities not measured at fair value as of December 31, 2022

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$112,433	$112,433	$—	$—	$112,433
Restricted cash	25,534	25,534	—	—	25,534
Deposits with clearing organization	52,754	52,754	—	—	52,754
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	127,817	—	127,817	—	127,817
Receivables from brokers	49,125	—	49,125	—	49,125
Securities failed to deliver	9,099	—	9,099	—	9,099
Clearing organizations and other	20,035	—	20,035	—	20,035
	$206,076	—	$206,076	—	$206,076
Receivable from customers	1,202,764	—	1,202,764	—	1,202,764
Notes receivable, net	57,495	—	57,495	—	57,495
Investments (1)	79,322	—	79,322	—	79,322
(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$—	$—	$—	$—	$—
Payables to brokers, dealers and clearing organizations:
Securities loaned	$320,843	—	$320,843	—	$320,843
Payable to brokers	123	—	123	—	123
Securities failed to receive	62,646	—	62,646	—	62,646
Other	166,350	—	166,350	—	166,350
	$549,962	—	$549,962	—	$549,962
Payables to customers	456,475	—	456,475	—	456,475
Securities sold under agreements to repurchase	161,009	—	161,009	—	161,009
Senior secured notes	114,050	—	113,233	—	113,233

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2021

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$213,759	$213,759	$—	$—	$213,759
Restricted cash	127,765	127,765	—	—	127,765
Deposits with clearing organization	37,885	37,885	—	—	37,885
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	99,752	—	99,752	—	99,752
Receivables from brokers	39,716	—	39,716	—	39,716
Securities failed to deliver	9,212	—	9,212	—	9,212
Clearing organizations	19,518	—	19,518	—	19,518
Other	1,693	—	1,693	—	1,693
	169,891	—	169,891	—	169,891
Receivable from customers	1,221,450	—	1,221,450	—	1,221,450
Securities purchased under agreements to resell	935	—	935	—	935
Notes receivable, net	53,983	—	53,983	—	53,983
Investments (1)	99,169	—	99,169	—	99,169

(1) Included in other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	69,500	—	69,500	—	69,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	$244,223	$—	$244,223	$—	$244,223
Payable to brokers	2,077	—	2,077	—	2,077
Securities failed to receive	6,457	—	6,457	—	6,457
Other	169,013	—	169,013	—	169,013
	421,770	—	421,770	—	421,770
Payables to customers	456,958	—	456,958	—	456,958
Securities sold under agreements to repurchase	277,322	—	277,322	—	277,322
Senior secured notes	125,000	—	131,094	—	131,094
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

recorded in other assets or other liabilities on the consolidated balance sheet and other income in the consolidated income statement.
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the consolidated balance sheet in payable to brokers, dealers and clearing organizations and in the consolidated income statement as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the consolidated balance sheet in receivable from brokers, dealers and clearing organizations or payable to brokers, dealers and clearing organizations and in the consolidated income statement as principal transactions revenue, net.

The notional amounts and fair values of the Company's derivatives as of December 31, 2022 and 2021 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2022
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$1,775	$1,762
	Forward reverse repurchase agreements	15,000	—
	Other	275	—
		$17,050	$1,762

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$1,912,500	$44
Other contracts	TBAs	1,775	1,761
		$1,914,275	$1,805

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the years ended December 31, 2022 and 2021:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2022
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$4,652
Other contracts	Foreign exchange forward contracts	Other revenue	(28)
	TBAs	Principal transactions revenue	60
			$4,684
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2022, the outstanding balance of bank call loans was zero ($69.5 million as of December 31, 2021).
As of December 31, 2022, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $268.2 million under securities loan agreements.
As of December 31, 2022, the Company had pledged $305.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2022, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2022:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$189,021
Securities loaned:
Equity securities	320,843
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$509,864

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2022 and 2021:

As of December 31, 2022
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$28,012	$(28,012)	$—	$—	$—	$—
Securities borrowed (1)	127,817	—	127,817	(127,365)	—	452
Total	$155,829	$(28,012)	$127,817	$(127,365)	$—	$452
(1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$189,021	$(28,012)	$161,009	$(157,981)	$—	$3,028
Securities loaned (2)	320,843	—	320,843	(308,535)	—	12,308
Total	$509,864	$(28,012)	$481,852	$(466,516)	$—	$15,336
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company elects the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of December 31, 2022, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2022, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $124.1 million ($96.4 million as of December 31, 2021) and $28.0 million ($307.3 million as of December 31, 2021), respectively, of which the Company has sold and re-pledged approximately $39.4 million ($29.4 million as of December 31, 2021) under securities loaned transactions and $28.0 million under repurchase agreements ($307.3 million as of December 31, 2021).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $175.7 million, as presented on the face of the consolidated balance sheet as of December 31, 2022 ($266.4 million as of December 31, 2021).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2022 are receivables from 5 major U.S. broker-dealers totaling approximately $100.7 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2022 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2022, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of December 31, 2022, $25.5 million remained in the trust account that is recorded within “Restricted Cash” on the consolidated balance sheet.
The following table sets forth the total assets and liabilities of VIE's consolidated on our consolidated balance sheet:

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021
Asset
Cash and cash equivalents	$1,694	$1,798
Restricted Cash	25,535	127,765
Other Assets	318	722
Total Assets	$27,547	$130,285
Liabilities
Other Liabilities	828	24
Total Liabilities	$828	$24

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

10.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021
Furniture, fixtures and equipment	$76,070	$63,334
Leasehold improvements	58,423	57,487
Total	134,493	120,821
Less accumulated depreciation	(97,751)	(92,785)
Total	$36,742	$28,036
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated income statements was $7.6 million, $8.0 million and $8.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

11.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates. Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2022	2021
Year-end balance	$—	$69,500
Weighted interest rate (at end of year)	—%	0.96%
Maximum balance (at any month-end)	179,200	117,800
Average amount outstanding (during the year)	79,366	76,412
Average interest rate (during the year)	2.18%	0.95%
Interest expense for the year ended December 31, 2022 on bank call loans was $1.8 million ($0.7 million in 2021 and $0.8 million in 2020).

12. Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2022	December 31, 2021
5.50% Senior Secured Notes	10/1/2025	$114,050	$125,000
Unamortized Debt Issuance Cost		(616)	(926)
		$113,434	$124,074

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

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. As of December 31, 2022, the Company repurchased and cancelled $10.95 million aggregate principal amount of its Notes in the open market. As of December 31, 2022, $114.05 million aggregate principal amount of the Notes remain outstanding.

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
•    limitation on future Subsidiary Guarantors (as hereinafter defined), which prohibits certain of the Parent’s subsidiaries from guaranteeing its indebtedness or indebtedness of any restricted subsidiary unless the Notes are comparably guaranteed;
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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of December 31, 2022, we believe that the Parent was in compliance with all of its covenants.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Interest expense on the Notes for the year ended December 31, 2022 was $6.8 million ($6.9 million for the year ended December 31, 2021). Interest paid on the Notes for the year ended December 31, 2022 was $6.7 million ($7.0 million for the year ended December 31, 2021).

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

On August 28, 2020, the Parent issued a conditional notice of redemption to redeem the entire $150.0 million aggregate principal amount of the outstanding Old Notes on September 28, 2020 (the “Redemption Date”). On September 28, 2020, the Old Notes were fully redeemed.

Interest expense and interest paid on the Old Notes for the year ended December 31, 2020 was $7.4 million.

13.    Stockholders' Equity
The Company's authorized shares consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2022	2021
Class A Stock outstanding, beginning of year	12,447,036	12,381,778
Issued pursuant to share-based compensation plans (note 16)	105,807	242,450
Repurchased and canceled pursuant to the stock buy-back	(1,684,287)	(177,192)
Class A Stock outstanding, end of year	10,868,556	12,447,036
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
On December 13, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 543,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,867,660 then issued and outstanding shares of Class A Stock. This authorization supplemented the 144,034 shares that remained authorized and available under the Company's previous share repurchase program for a total of 687,034 shares authorized.
During the year ended December 31, 2022, the Company purchased and canceled an aggregate of 1,684,287 (15%) shares of Class A Stock for a total consideration of $60.6 million ($36.00 per share). As of December 31, 2022, 687,034 shares remained available to be purchased under its share repurchase program. During the year ended December 31, 2021, the Company purchased and canceled an aggregate of 177,192 shares of Class A Stock for a total consideration of $7.7 million ($43.67 per share). As of December 31, 2021, 223,821 shares remained available to be purchased under the share repurchase program.
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

Dividends
The Company paid cash dividends of $0.60 per share in 2022 to holders of Class A and Class B Stock, in the aggregate amount of 7.0 million. In 2021, the Company paid cash dividends of $1.54 per share which includes a special cash dividend of $1.00 per share paid on December 31, 2021 in the aggregate amount of $19.4 million. The Company paid cash dividends of $1.48 per share in 2020 in the aggregate amount of 18.6 million.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2022	2021	2020
Basic weighted average number of shares outstanding	11,666,194	12,642,306	12,642,576
Net dilutive effect of share-based awards, treasury stock method (1)	941,558	940,522	574,759
Diluted weighted average number of shares outstanding	12,607,752	13,582,828	13,217,335

Net income attributable to Oppenheimer Holdings Inc.	$32,351	$158,964	$122,986

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.77	$12.57	$9.73
Diluted	$2.57	$11.70	$9.30

(1)For the year ended December 31, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 4,100 shares of Class A Stock granted under share-based compensation arrangements. For the year ended December 31, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive. For the year ended December 31, 2020, the diluted net income per share computation did not include the anti-dilutive effect of 10,770 shares of Class A Stock granted under share-based compensation arrangements.

15.    Income taxes
Income tax expenses shown in the consolidated income statements are reconciled to amounts of tax that would have been payable from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2022		2021		2020
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax	$9,497	21.0%	$47,176	21.0%	$35,491	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	3,110	6.8%	13,585	6.0%	8,770	5.2%
Unrecognized tax benefit	180	0.4%	59	—%	(853)	-0.5%
Valuation allowance	1,054	2.3%	1,121	0.5%	517	0.3%
Non-taxable income	(1,083)	(2.4)%	(430)	(0.2)%	(580)	(0.3)%
Provision to return adjustments	(316)	(0.7)%	281	0.1%	239	0.1%
Change in state and foreign tax rates	(660)	(1.4)%	1,384	0.6%	238	0.1%
Foreign tax rate differentials	(285)	(0.6)%	(223)	(0.1)%	(469)	(0.3)%
Excess tax benefits from share-based awards	(471)	(1.0)%	(1,542)	(0.7)%	(1,008)	(0.6)%
Non-Deductible Executive Compensation	1,605	3.5%	3,956	1.8%	2,831	1.7%
Other non-deductible expenses	813	1.6%	310	0.2%	838	0.5%
Total income taxes	$13,444	29.5%	$65,677	29.2%	$46,014	27.2%

Income tax expenses included in the consolidated income statements represent the following:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021	2020
Current:
U.S. federal tax	$18,862	$47,880	$17,794
State and local tax	8,068	18,331	6,498
Non-U.S. operations	1,129	258	386
Total Current	28,059	66,469	24,678
Deferred:
U.S. federal tax	(10,420)	(1,745)	17,182
State and local tax	(4,538)	790	4,310
Non-U.S. operations	343	163	(156)
Total Deferred	(14,615)	(792)	21,336
Total	$13,444	$65,677	$46,014
Pre-tax income with respect to non-U.S. operations was $7.7 million for the year ended December 31, 2022. (Pre-tax loss with respect to non-U.S. operation was $1.2 million for the year ended December 31, 2021). Pre-tax income with respect to non-U.S. operations was $1.5 million for the year ended December 31, 2020.
The effective income tax rate for the year ended December 31, 2022 was 29.5% compared with 29.2% for the year ended December 31, 2021. The higher tax rate in the 2022 year was primarily due to the impact of unfavorable permanent items.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

(Expressed in thousands)
	As of December 31,
	2022	2021
Deferred tax assets:
Deferred compensation	$27,161	$31,083
Deferred rent and lease incentives	9,877	10,828
Net operating losses and credits	9,593	9,304
Receivable reserves	1,294	2,257
Accrued expenses	13,121	3,516
Auction rate securities reserves	1,394	1,387
Involuntary conversion	1,704	1,749
Other	958	986
Total deferred tax assets	65,102	61,110
Valuation allowance	(7,036)	(6,153)
Deferred tax assets after valuation allowance	58,066	54,957
Deferred tax liabilities:
Goodwill	41,775	42,455
Partnership investments	32,679	37,196
Company-owned life insurance	11,527	16,854
Depreciation	1,617	2,139
Other	272	329
Total deferred tax liabilities	87,870	98,973
Deferred tax liabilities, net	$(29,804)	$(44,016)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company recognized deferred tax assets of $2.4 million at December 31, 2022 within other assets arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).
As of December 31, 2022, the Company had deferred tax assets of $5.4 million arising from net operating losses incurred by Oppenheimer Europe Ltd and had recorded full valuation allowances, although the net operating losses carry forward indefinitely, the Company believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. The net change during the year in the total valuation allowance is $1 million.
Goodwill arising from the acquisitions of Josephthal Group Inc. and the Oppenheimer Divisions was amortized for tax purposes on a straight-line basis over 15 years. The difference between book and tax is recorded as a deferred tax liability.

The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2017 in the U.S. federal jurisdiction.
The Company has unrecognized tax benefits of $0.7 million, $0.3 million and $0.2 million as of December 31, 2022, 2021 and 2020, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2022 and 2021 were $847,000 and $271,000, respectively, of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2022, the Company added $0.7 million related to state and local tax matters. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2022	2021	2020
Balance at beginning of year	$343	$212	$1,079
Additions for tax positions of prior years	729	343	212
Settlements with taxing authorities	—	(212)	(1,079)
Balance at end of year	$1,072	$343	$212
In its consolidated income statements, the Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively. For the year ended December 31, 2022, the Company added tax-related interest expense of $173,000, and for the years ended December 2021 and 2020, the Company released tax-related interest expense of $164,000 and $227,000, respectively, in its consolidated income statement. As of December 31, 2022 and 2021, the Company had an income tax-related interest payable of $214,000 and $41,000, respectively, on its consolidated balance sheets.

16.    Employee compensation plans
The Company maintains various employee compensation plans for the benefit of its employees. Two types of employee compensation are granted under share-based compensation and cash-based compensation plans.
Share-based Compensation Plans
Oppenheimer Holdings Inc. 2014 Incentive Plan
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP"). Pursuant to the OIP, the Compensation Committee of the Board of Directors of the Company (the "Committee") is permitted to grant options to purchase Class A Stock ("stock options"), Class A Stock awards and restricted Class A Stock (collectively "restricted stock

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

awards") to or for the benefit of employees and non-employee directors of the Company and its subsidiaries as part of their compensation. Stock options are generally granted for a five-year term and generally vest at the rate of 25% of the amount granted on the second anniversary of the grant, 25% on the third anniversary of the grant, 25% on the fourth anniversary of the grant and 25% on the six months before expiration. Restricted stock awards are generally awarded for a three or five year term and fully vest at the end of the term.
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
Restricted stock - The Company has granted restricted stock awards pursuant to the OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the OIP for the year ended December 31, 2022:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Life
Nonvested at beginning of year	1,542,716	$26.59	2.2 years
Granted	403,823	38.80	3.2 years
Vested	(156,477)	26.17	—
Forfeited	(100,056)	28.27	—
Nonvested at end of year	1,690,006	$29.42	1.9 years
As of December 31, 2022, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2022 was $71.5 million. During the year ended December 31, 2022, the Company included $11.5 million ($10.5 million in 2021 and $7.7 million in 2020) of compensation expense in its consolidated income statements relating to restricted Class A Stock awards.
As of December 31, 2022, there was $23.1 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.9 years.
As of December 31, 2022, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 386,290.
On January 25, 2023, the Company awarded a total of 274,140 restricted shares of Class A Stock to current     employees pursuant to the OIP. Of these restricted shares, 157,660 shares will cliff vest in three years and 116,480 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - The Company has granted stock options pursuant to the OIP. There were 5,233 and 10,770 options outstanding as of December 31, 2022 and 2021, respectively.
In the year ended December 31, 2022, the Company included $15,702 ($21,669 in 2021 and $25,300 in 2020) of compensation expense in its consolidated income statements relating to the expensing of stock options.
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2022:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2022
January 5, 2018	417,370	$27.05	5 days	$15.28
January 11, 2019	490,016	26.45	1 year	17.01
January 10, 2020	502,160	27.54	2 years	17.47
January 11, 2021	606,159	32.16	3 years	17.48
January 7, 2022	632,807	49.57	4 years	11.79
Total OARs Outstanding	2,648,512
Total weighted average values		$33.58	3.0 years	$15.68
The fair value as of December 31, 2022 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 5, 2018	January 11, 2019	January 10, 2020	January 11, 2021	January 7, 2022
Expected term (1)	5 days	1 year	2 years	3 years	4 years
Expected volatility factor (2)	12.966%	37.031%	36.412%	43.974%	39.848%
Risk-free interest rate (3)	0.513%	4.680%	4.421%	4.221%	4.112%
Quarterly dividends (4)	$0.6	$0.6	$0.6	$0.6	$0.6
    (1) The expected term was determined based on the remaining life of the actual awards.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the
Company's Class A Stock over a historical period commensurate to the expected term of the awards.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the
U.S. Treasury yield curve in effect at December 31, 2022.
(4) Quarterly dividends were used to compute the expected annual dividend yield.

As of December 31, 2022, 2,648,512 of outstanding OARs were unvested. As of December 31, 2022, the aggregate intrinsic value of OARs outstanding was $27.7 million. In the year ended December 31, 2022, the Company included $4.4 million ($20.6 million in 2021 and $8.5 million in 2020) in compensation expense in its consolidated income statements relating to OARs awards. The liability related to the OARs was $23.9 million as of December 31, 2022. As of December 31, 2022, there was $17.7 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.0 years.

On January 6, 2023, 522,190 OARs were awarded to Oppenheimer employees related to fiscal 2022 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plans
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $20,500, $19,500 and $19,500 per annum in 2022, 2021 and 2020, respectively. The Company made contributions to the 401(k) Plan of $4.3 million, $4.3 million and $3.5 million in 2022, 2021 and 2020, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals for fiscal 2022 of

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

$11.1 million ($12.8 million in 2021 and $10.0 million in 2020). These deferrals normally vest after five years. The liability is being recognized on a straight-line basis over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. As of December 31, 2022, the Company's liability with respect to the EDCP, DIP and CMDP totaled $53.6 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2022.
In addition, the Company is maintaining a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2022, the Company's liability with respect to this plan totaled $16.8 million.
On December 15, 2021, the Company adopted the Oppenheimer & Co. Inc. Investment Banking and Capital Markets Deferred Compensation Plan ("CMDP") for eligible employees in the Capital Markets business segment. An employee is eligible to participate in the Plan if the employee (i) is an Investment Banking Division employee of Oppenheimer with a title of Associate or above whose previous year’s salary and bonus exceeded $200,000, or (ii) is a professional working in the Oppenheimer Capital Markets Division (but not the Investment Banking Division) who is designated by the Plan Administrator (in its sole discretion) as eligible to participate in the Plan. The CMDP has both mandatory and elective contributions. The amount of compensation subject to mandatory deferral (“Bonus Deferral Credit”) is based on a schedule maintained by the Plan Administrator from time to time. The Bonus Deferral Credit vests ratably over a period of three years and is distributed upon vesting. For the elective portion, a participant is eligible if his or her base salary and bonus exceed $500,000 and he or she may elect to defer up to 50% of the total of his or her base salary and bonus amounts (“Elective Deferral Credit”) for a 5-year or 10-year period. The Elective Deferral Credit is 100% vested at all times. The Company provides a Matching Credit of 10% of the Elective Deferral Credit which vests on last day of the Performance Year (as defined in the CMDP) attributable to the Matching Credit. The Elective Deferral Credit and the Matching Credit are distributed in lump sums in the year following the fifth or tenth anniversary of the last day of the Performance Year (as defined in the CMDP), depending on the participant’s election. At December 31, 2022, the Company’s deferral related to the CMDP totaled $9.3 million which is comprised of Bonus Deferral Credits. Eligibility for Elective Deferral Credits begins in 2023 for elections made by December 31, 2021.
The total amount expensed in 2022 for the Company's deferred compensation plans was $5.3 million ($18.4 million in 2021 and $18.1 million in 2020).

17.    Commitments and contingencies
Commitments
The Company had capital commitments of $3.0 million with respect to unfunded obligation in private equity funds sponsored by the Company and $40.2 million of commitments related to additional operating leases that have not yet commenced.

As of December 31, 2022, the Company had no collateralized or uncollateralized letters of credit outstanding.

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

The Company accrues for estimated loss contingencies related to legal and regulatory matters within Other Expenses in the consolidated income statement when available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $40 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer has been named as a respondent in thirty-seven arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the Securities and Exchange Commission (“SEC”) bringing a complaint against Woods and his co-conspirators in 2021. Each investor signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. The twenty-six arbitrations still pending claim specific monetary damages allege losses of approximately $36.4 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

As previously reported Oppenheimer’s motion to vacate the arbitration award in Donald Robinson, Timothy and Sharon Padden, Rhett Rainey, Kelly A. Rainey Trust, Toucan Holdings LP, Robert Goodman, Robert Daniel Burgner, Individually and as Trustee of the Burgner Family Charitable Remainder Trust, Douglas Kasemeier, Wesley Callaway, and Billy Loveless v. Oppenheimer & Co. Inc. (the “Robinson Arbitration”) was denied on January 30, 2023. Oppenheimer has settled, or settled in principle, eleven of the Horizon related arbitrations, including the Robinson Arbitration,with approximately forty-one individual complainants. The aggregate settlement payments for those eleven arbitrations total approximately $48.6 million.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above referenced rules and requiring it to disgorge

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against such claim.

18.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2022, the net capital of Oppenheimer as calculated under the Rule was $432.5 million or 35.78% of Oppenheimer's aggregate debit items. This was $408.3 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2022, Freedom had net capital of $4.4 million, which was $4.3 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2022, the capital required and held under FCA's Investment Firms' Prudential Regime ("IFPR") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 157.0% (required 56.0%);
•Tier 1 Capital ratio 157.0% (required 75.0%); and
•Total Capital ratio 209.0% (required 100.0%).
Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of December 31, 2022, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of December 31, 2022, the regulatory capital of Oppenheimer Investments Asia Limited was $4.9 million, which was $4.5 million in excess of the $383,963 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of December 31, 2022, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

19.     Goodwill and intangibles
Goodwill
The Company's goodwill of $137.9 million resides in its PCD reporting unit. The Company performed its annual test for goodwill impairment as of December 31, 2022 and 2021, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value.
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets are carried at $32.1 million, are not amortized, and are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2022 and 2021 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of their carrying value.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the years ended December 31, 2022, 2021 and 2020. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021	2020
Revenue
Private client (1)	$675,680	$665,060	$642,083
Asset management (1)	99,242	104,598	130,274
Capital markets	337,821	625,704	426,752
Corporate/Other	(1,802)	(1,327)	(442)
Total	$1,110,941	$1,394,035	$1,198,667
Pre-Tax Income (Loss)
Private client (1)	$142,250	$101,146	$122,844
Asset management (1)	35,753	35,874	71,625
Capital markets	(25,696)	204,090	83,442
Corporate/Other	(106,753)	(116,469)	(108,911)
Total	$45,554	$224,641	$169,000
(1) Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2022, 2021 and 2020 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2022	2021	2020
Americas	$1,058,188	$1,336,628	$1,146,759
Europe/Middle East	47,080	51,698	45,767
Asia	5,673	5,709	6,141
Total	$1,110,941	$1,394,035	$1,198,667

21.    Subsequent events
On January 27, 2023, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on February 24, 2023 to holders of Class A Stock and Class B Stock of record on February 10, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2022.
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
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 8, 2021 with respect to fiscal 2021.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2021 and is submitting such Certifications for 2022 herewith.

Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.1
Indenture dated as of September 22, 2020 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as exhibit 4.1 to Form 8-K dated September 22, 2020).

4.2
Registration Rights Agreement dated September 22J, 2020 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Oppenheimer & Co. Inc., as representative of the several Initial Purchasers (previously filed as exhibit 10.2 to Form 8-K dated September 22, 2020).

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

10.4
Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of September 22, 2020 (previously filed as exhibit 10.1 to Form 8-K dated September 22, 2020).

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

21	Subsidiaries of the registrant (filed herewith).

22	Subsidiary Guarantors and Issuers of Registered Senior Secured Notes (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Brad M. Watkins (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Brad M. Watkins (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Income Statements for the three years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2022, 2021 and 2020, and (vi) the notes to the Consolidated Financial Statements.*
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of February, 2023.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B.M. Watkins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
B.M. Watkins

/s/ E. Behrens	Director	February 28, 2023
E. Behrens

/s/ T. Dwyer	Director	February 28, 2023
T. Dwyer

/s/ W. Ehrhardt	Director	February 28, 2023
W. Ehrhardt

/s/ P. Friedman	Director	February 28, 2023
P. Friedman

/s/ L. Roth	Director	February 28, 2023
L. Roth

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	February 28, 2023
A.G. Lowenthal

/s/ R.S. Lowenthal	Director, President	February 28, 2023
R.S. Lowenthal

/s/ A.W. Oughtred	Director	February 28, 2023
A.W. Oughtred

/s/ T. Glasser	Director	February 28, 2023
T. Glasser