Form 10-K/A
period 2022-12-31
OPPENHEIMER HOLDINGS INC
filed 2023-03-03
CIK 791963

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2022 was $372.4 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2022 of $33.04.
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

Independent Registered Public Accounting Firm: Deloitte & Touche LLP (PCAOB ID: 34)
New York, New York

EXPLANATORY NOTE

Oppenheimer Holdings Inc. is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 which was filed with the Securities and Exchange Commission on February 28, 2023 (the “Original Form 10-K”). The purpose of this Amendment is to amend Item 15, Exhibits and Financial Statement Schedules to: (i) remove exhibits 10.1, 10.3, 10.10 and 10.11 in the Original Form 10-K, as these contracts/agreements were no longer material; and (ii) add new exhibits 10.10, 10.11 and 10.12. The Company also renumbered the remaining exhibits. No other part of the Original Form 10-K is being amended hereby. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (i) Financial Statements
See Item 8 (pages 58 to 111) of the Original Form 10-K.

(ii) Financial Statement Schedules
Not applicable.
(iii) Listing of Exhibits
The exhibits which are filed with this Amendment No. 1 to Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index.

(b) Exhibits
See the Exhibit Index included hereinafter

(c) Financial Statement Schedules excluded from the annual report to stockholders
None

EXHIBIT INDEX

Unless there is an indication that such document was filed with the Original Form 10-K or with this Amendment, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

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

10.2
Security Agreement by and among Oppenheimer Holdings Inc., as grantor, and each other grantor from time to time party thereto and the Bank of New York Mellon Trust Company, N.A., as Collateral Agent dated as of September 22, 2020 (previously filed as exhibit 10.1 to Form 8-K dated September 22, 2020).

10.3
First Amendment to Agreement of Lease dated January 29, 2013 between 85 Broad Street LLC, Landlord and Viner Finance Inc., Tenant for premises at 85 Broad Street, New York, NY (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.4
Form of Indemnification Agreement between Oppenheimer Holdings Inc. and the directors of Oppenheimer Holdings Inc., as the Indemnified Party, dated as of October 25, 2012. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2012).

10.5
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

10.7		Oppenheimer Holdings Inc. 2014 Incentive Plan (previously filed as an exhibit to Form 10-K for the year ended December 31, 2013).

10.8		Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (previously filed as an exhibit to form 10-K for the year ended December 31, 2018)
10.9		Oppenheimer & Co. Inc. Investment Banking and Capital Market Deferred Compensation Plan (previously filed as an Exhibit to Form 8-K filed December 20, 2021).

10.10	##	Offer Letter dated May 6, 2022 between Brad M. Watkins and Oppenheimer Holdings Inc. (filed herewith).

10.11	##	Lease dated October 15, 2018 between Chrysler East Building, L.L.C., Landlord, and Viner Finance Inc., Tenant, for premises at 666 Third Avenue, New York, New York (filed herewith).

10.12	##	Oppenheimer & Co. Inc. Stock Appreciation Right Plan (filed herewith).

21	#	Subsidiaries of the registrant.

22	#	Subsidiary Guarantors and Issuers of Registered Senior Secured Notes.

23.1	#	Consent of independent accountants.

31.1	#	Certification signed by A.G. Lowenthal.

31.2	#	Certification signed by Brad M. Watkins.

32.1	#	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal.

32.2	#	Certification pursuant to 18 U.S.C. Section 1350 signed by Brad M. Watkins.

101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Income Statements for the three years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2022, 2021 and 2020, and (vi) the notes to the Consolidated Financial Statements.*
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

# Filed with the Original Form 10-K
## Filed with this Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 3rd day of March, 2023.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(on behalf of the Registrant)