Form 10-Q
period 2023-03-31
OPPENHEIMER HOLDINGS INC
filed 2023-04-28
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 28, 2023 was 10,955,723 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$30,320	$112,433
Deposits with clearing organizations	69,305	77,691
Restricted cash	25,581	25,534
Receivable from brokers, dealers and clearing organizations	361,039	206,077
Receivable from customers, net of allowance for credit losses of $347 ($350 in 2022)	1,054,316	1,202,764
Income tax receivable	5,374	—
Securities owned, including amounts pledged of $337,810 ($175,724 in 2022), at fair value	762,154	498,594
Notes receivable, net	63,649	57,495
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $98,662 ($97,751 in 2022)	38,398	36,742
Right-of-use lease assets, net of accumulated amortization of $86,943 ($82,449 in 2022)	152,773	142,630
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	187,309	184,443
Total assets	$2,920,207	$2,714,392
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$18,024	$—
Bank call loans	19,300	—
Payable to brokers, dealers and clearing organizations	635,970	550,006
Payable to customers	458,588	456,475
Securities sold under agreements to repurchase	280,436	161,009
Securities sold but not yet purchased, at fair value	110,657	52,768
Accrued compensation	155,984	239,136
Income tax payable	4,232	4,130
Accounts payable and other liabilities	68,250	102,202
Lease liabilities	193,350	182,570
Senior secured notes, net of debt issuance costs of $556 ($616 in 2022)	112,494	113,434
Deferred tax liabilities, net of deferred tax assets of $52,957 ($55,628 in 2022)	36,507	32,241
Total liabilities	2,093,792	1,893,971
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	25,557	25,466
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,975,723 and 10,868,556 as of March 31, 2023 and December 31, 2022, respectively Class B: shares authorized, issued and outstanding: 99,665 as of March 31, 2023 and December 31, 2022	11	11
Additional paid-in capital	22,374	28,628
Retained earnings	777,121	764,178
Accumulated other comprehensive income	919	1,416
Total Oppenheimer Holdings Inc. stockholders' equity	800,425	794,233
Noncontrolling interest (Note 2)	433	722
Total Stockholders' equity	800,858	794,955
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,920,207	$2,714,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except number of shares and per share amounts)	2023	2022
REVENUE
Commissions	$86,697	$98,321
Advisory fees	100,544	115,766
Investment banking	37,965	38,470
Bank deposit sweep income	48,909	4,354
Interest	24,941	9,517
Principal transactions, net	13,490	2,364
Other	9,133	(2,764)
Total revenue	321,679	266,028
EXPENSES
Compensation and related expenses	206,292	186,031
Communications and technology	22,440	21,585
Occupancy and equipment costs	15,901	14,690
Clearing and exchange fees	6,263	5,976
Interest	13,142	2,512
Other	38,592	21,021
Total expenses	302,630	251,815

Pre-tax income	19,049	14,213
Income taxes provision	4,585	4,435
Net income	$14,464	$9,778

Net income (loss) attributable to noncontrolling interest, net of tax	(153)	486
Net income attributable to Oppenheimer Holdings Inc.	$14,617	$9,292

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$1.32	$0.75
Diluted	$1.22	$0.69

Weighted average shares outstanding
Basic	11,092,603	12,467,632
Diluted	11,963,492	13,499,334

Period end shares outstanding	11,075,388	12,255,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands)	2023	2022
Net income	$14,464	$9,778
Other comprehensive income, net of tax
Currency translation adjustment	(497)	(614)
Comprehensive income	$13,967	$9,164
Less net income (loss) attributable to noncontrolling interests	(153)	486
Comprehensive income attributable to Oppenheimer Holdings Inc.	$14,120	$8,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except per share amount)	2023	2022 (1)
Common stock ($0.001 par value per share)
Beginning Balance	$11	$13
Issuance of Class A non-voting common stock	—	—
Repurchase of Class A non-voting common stock for cancellation	—	(1)
Ending Balance	11	12
Additional paid-in capital
Balance at beginning of period	28,628	78,033
Issuance of Class A non-voting common stock	5,488	2,344
Repurchase of Class A non-voting common stock for cancellation	(3,687)	(16,158)
Share-based expense	3,293	2,821
Vested employee share plan awards	(11,319)	(4,595)
Change in redemption value of redeemable non-controlling interests	(29)	—
Balance at end of period	22,374	62,445
Retained earnings
Balance at beginning of period	764,178	740,926
Net income (2)	14,617	9,292
Dividends paid	(1,674)	(1,895)
Balance at end of period	777,121	748,323
Accumulated other comprehensive income
Balance at beginning of period	1,416	4,225
Currency translation adjustment	(497)	(614)
Balance at end of period	919	3,611
Total Oppenheimer Holdings Inc. stockholders' equity	$800,425	$814,391
Noncontrolling interest
Balance at beginning of period	722	2,069
Net income (loss) attributable to noncontrolling interest	(153)	486
Change in redemption value of redeemable non-controlling interests	(136)	—
Balance at end of period	433	2,555
Total stockholders' equity	$800,858	$816,946
Redeemable Noncontrolling Interests
Balance at beginning of period	25,466	127,765
Redemption of redeemable noncontrolling interests	(74)	—
Change in redemption value of redeemable noncontrolling interests	165	—
Balance at end of period	$25,557	$127,765

Dividends paid per share	$0.15	$0.15

(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, See Note 2.
(2) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2023	2022
Cash flows from operating activities
Net income	$14,464	$9,778
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	1,875	1,996
Deferred income taxes	4,562	3,162
Amortization of notes receivable	3,612	3,735
Amortization of debt issuance costs	56	63
Write-off of debt issuance costs	5	—
Provision for (reversal of) credit losses	(4)	5
Share-based compensation	2,000	2,910
Amortization of right-of-use lease assets	6,843	6,570
Gain on repurchase of senior secured notes	(51)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	8,386	(34,403)
Receivable from brokers, dealers and clearing organizations	(154,962)	(39,535)
Receivable from customers	148,452	(39,860)
Income tax receivable	(5,374)	—
Securities purchased under agreements to resell	—	935
Securities owned	(263,560)	(54,542)
Notes receivable	(9,766)	(7,631)
Other assets	(3,918)	29,708
Increase (decrease) in operating liabilities:
Drafts payable	18,024	—
Payable to brokers, dealers and clearing organizations	85,964	(102,554)
Payable to customers	2,113	50,030
Securities sold under agreements to repurchase	119,427	203,829
Securities sold but not yet purchased	57,889	25,413
Accrued compensation	(81,859)	(226,483)
Income tax payable	102	(378)
Accounts payable and other liabilities	(40,403)	15,106
Cash used in operating activities	(86,123)	(152,146)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(3,531)	(2,490)
Proceeds from the settlement of Company-owned life insurance	555	—
Cash used in investing activities	(2,976)	(2,490)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,674)	(1,895)
Repurchase of Class A non-voting common stock for cancellation	(3,687)	(16,158)
Payments for employee taxes withheld related to vested share-based awards	(5,832)	(2,251)
Redemption of redeemable noncontrolling interests	(74)	—
Repurchase of senior secured notes	(1,000)	—
Increase in bank call loans, net	19,300	8,650
Cash provided by/(used in) financing activities	7,033	(11,654)
Net decrease in cash, cash equivalents and restricted cash	(82,066)	(166,290)
Cash, cash equivalents and restricted cash, beginning of period	137,967	341,524
Cash, cash equivalents and restricted cash, end of period	$55,901	$175,234

Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2023	2022
Cash and cash equivalents	$30,320	$47,453
Restricted cash	25,581	127,781
Total cash, cash equivalents and restricted cash	$55,901	$175,234
Schedule of non-cash financing activities
Employee share plan issuance	$8,805	$3,809
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$14,261	$4,135
Cash paid during the period for income taxes, net	$4,238	$1,675
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

The Company is headquartered in New York and has 92 retail branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany, Portugal and Geneva, Switzerland as well as institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which from time to time may offer syndication as well as trading of issued corporate loans; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Portugal, Germany, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission; and Oppenheimer Israel Ltd., based in Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of March 31, 2023, $25.6 million remained in the trust account that is recorded within “Restricted Cash” on the condensed consolidated balance sheet.

“Redeemable noncontrolling interests” of $25.6 million associated with the publicly held OHAA Class A ordinary shares are recorded on the Company’s condensed consolidated balance sheet as of March 31, 2023 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests will be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership basis.

The public warrants and private warrants exercisable for OHAA Class A ordinary shares that were issued in connection with the OHAA IPO (the “OHAA Warrants”) qualify for equity accounting treatment under FASB ASC Topic 815.
Oppenheimer Principal Investments LLC
Oppenheimer Principal Investments LLC ("OPI") is a Delaware special purpose "Series" limited liability company formed in December 2020 and designed to retain and reward talented employees of the Company, primarily in connection with the deployment of Company capital into successful private market investments, and also in connection with the Company's receipt of non-cash compensation from investment banking assignments. OPI is designed to promote alignment of Company, client and employee interests as they relate to profitable investment opportunities. This program acts as an incentive for senior employees to identify attractive private investments for the Company and its clients, and as a retention tool for key employees of the Company. OPI treats its members as partners for tax purposes generally and with respect to the separate Series formed to participate in (i) the incentive fees generated by successful client investments in the Company's Private Market Opportunities program, or (ii) principal investments made by the Company or a portion of the gains thereon, either through the outright purchase of an investment or consideration earned in lieu of an investment banking fee or other transaction fee. Employees who become members of a Series receive a "profit interest", as that term is used in Internal Revenue Service (“IRS”) regulations, and receive an allocation of capital appreciation of the investment held by the particular Series that exceeds a threshold amount established for each Series. Participating employees are also subject to vesting and forfeiture requirements for each Series investment. Vested profit interests are accounted for as compensation expense under FASB Topic ASC 710. Additionally, the

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Company’s policy is to consolidate those entities where it owns the majority voting interests. The Company owns the majority voting interest of OPI through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. Pursuant to the Company’s policy for consolidation, the Company consolidates OPI.
See Note 10 for details.

Noncontrolling interests represents ownership interests in the Sponsor of OHAA, OHAA Class A founder and Class A ordinary shares held by management and employees of the Company, as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also include publicly held warrants to purchase OHAA Class A ordinary shares.

For the three months ended March 31, 2023 and March 31, 2022, the net income (loss) attributed to noncontrolling interests was (net of taxes) $153,000 and ($486,000), respectively.

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

As of March 31, 2023, the Company had $63.6 million of notes receivable ($57.5 million as of December 31, 2022). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months ended March 31, 2023, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2023, the uncollected balance of defaulted notes was $6.1 million and the allowance for uncollectibles was $4.1 million. The allowance for uncollectibles consisted of $2.7 million related to defaulted notes balances (five years and older) and $1.4 million related to defaulted notes balances (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the disaggregation of defaulted notes by year of default as of March 31, 2023:

(Expressed in thousands)
As of March 31, 2023

2023	$521
2022	288
2021	1,937
2020	423
2019	330
2018 and prior	2,639
Total	$6,138

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended
March 31, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended March 31
	2023	2022
Beginning balance	$4,327	$4,923
Additions and other adjustments	(276)	324
Ending balance	$4,051	$5,247

4.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 92 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Munich, Germany, Tel Aviv, Israel and Hong Kong, China.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2023, the Company had right-of-use operating lease assets of $152.8 million (net of accumulated amortization of $86.9 million) which are comprised of real estate leases of $149.7 million (net of accumulated amortization of $84.6 million) and equipment leases of $3.1 million (net of accumulated amortization of $2.3 million). As of March 31, 2023, the Company had operating lease liabilities of $193.4 million which are comprised of real estate lease liabilities of $190.3 million and equipment lease liabilities of $3.1 million. The Company had no finance leases as of March 31, 2023.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of March 31, 2023 and December 31, 2022, respectively:

	As of
	March 31, 2023	December 31, 2022

Weighted average remaining lease term (in years)	6.94	6.82
Weighted average discount rate	7.03%	6.66%

The following table presents operating lease costs recognized for the three months ended March 31, 2023 and March 31, 2022, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2023	2022
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,439	$6,157
Real estate leases - Interest expense	3,209	3,356
Equipment leases - Right-of-use lease asset amortization	422	414
Equipment leases - Interest expense	46	32

The maturities of lease liabilities as of March 31, 2023 and December 31, 2022 are as follows:

(Expressed in thousands)
	As of
	March 31, 2023	December 31, 2022
2023	$32,656	$42,343
2024	41,070	38,018
2025	35,007	31,684
2026	32,706	29,671
2027	31,258	28,178
After 2027	73,181	58,146
Total lease payments	$245,878	$228,040
Less interest	(52,528)	(45,470)
Present value of lease liabilities	$193,350	$182,570

As of March 31, 2023, the Company had $20.3 million of additional real estate operating leases that have not yet commenced ($40.2 million as of December 31, 2022).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2023 and 2022:

(Expressed in thousands)	For the Three Months Ended March 31, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$38,924	$—	$40,047	$6	$78,977
Mutual fund and insurance income	7,712	—	4	4	7,720
Advisory fees	76,583	23,954	—	7	100,544
Investment banking - capital markets	1,787	—	8,241	—	10,028
Investment banking - advisory	—	—	27,937	—	27,937
Bank deposit sweep income	48,909	—	—	—	48,909
Other	3,993	—	506	97	4,596
Total revenue from contracts with customers	177,908	23,954	76,735	114	278,711
Other sources of revenue:
Interest	20,579	—	3,029	1,333	24,941
Principal transactions, net	1,049	—	10,404	2,037	13,490
Other	3,885	5	114	533	4,537
Total other sources of revenue	25,513	5	13,547	3,903	42,968
Total revenue	$203,421	$23,959	$90,282	$4,017	$321,679

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Three Months Ended March 31, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$43,355	$—	$46,636	$11	$90,002
Mutual fund and insurance income	8,322	—	5	(8)	8,319
Advisory fees	88,527	27,113	117	9	115,766
Investment banking - capital markets	3,306	—	13,224	—	16,530
Investment banking - advisory	35	—	21,905	—	21,940
Bank deposit sweep income	4,354	—		—	4,354
Other	2,837	—	318	122	3,277
Total revenue from contracts with customers	150,736	27,113	82,205	134	260,188
Other sources of revenue:
Interest	8,147	—	1,293	77	9,517
Principal transactions, net	(1,933)	—	1,516	2,781	2,364
Other	(6,103)	4	37	21	(6,041)
Total other sources of revenue	111	4	2,846	2,879	5,840
Total revenue	$150,847	$27,117	$85,051	$3,013	$266,028

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

The Company had receivables related to revenue from contracts with customers of $28.6 million and $32.8 million at March 31, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2023.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1,701,000 and $900,000 at March 31, 2023 and December 31, 2022, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	As of
	March 31, 2023	December 31, 2022
Contract assets (receivables):
Commission (1)	$3,475	$3,533
Mutual fund income (2)	5,225	4,993
Advisory fees (3)	7,084	5,368
Bank deposit sweep income (4)	7,182	9,057
Investment banking fees (5)	180	5,136
Other	5,427	4,686
Total contract assets	$28,573	$32,773
Deferred revenue (payables):
Investment banking fees (6)	$945	$900
IRA fees (7)	756	—
Total deferred revenue	$1,701	$900
(1)Commission recorded on trade date but not yet settled.
(2)Mutual fund income earned but not yet received.
(3)Management and performance fees earned but not yet received.
(4)Fees earned from FDIC-insured bank deposit program but not yet received.
(5)Underwriting revenue and advisory fees earned but not yet received, including certain receivables.
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2023	2022
Basic weighted average number of shares outstanding	11,092,603	12,467,632
Net dilutive effect of share-based awards, treasury stock method (1)	870,889	1,031,702
Diluted weighted average number of shares outstanding	11,963,492	13,499,334

Net income attributable to Oppenheimer Holdings Inc.	$14,617	$9,292

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$1.32	$0.75
Diluted	$1.22	$0.69
(1) For the three months ended March 31, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 282,360 shares of Class A Stock granted under share-based compensation arrangements. For the three months ended March 31, 2022, there was no Class A Stock granted under share-based compensation arrangements that was anti-dilutive.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2023	December 31, 2022
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$256,508	$127,817
Receivable from brokers	72,942	49,125
Clearing organizations and other	19,101	20,036
Securities failed to deliver	12,488	9,099
Total	$361,039	$206,077
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$368,101	$320,843
Securities failed to receive	10,105	62,646
Payable to brokers	226	123
Clearing organizations and other (1)	257,538	166,394
Total	$635,970	$550,006
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office and the Massachusetts Securities Division (collectively, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of March 31, 2023, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of March 31, 2023, the Company owned $31.8 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of March 31, 2023, the Company had a valuation allowance totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2023:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$554	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	12,747	2,893	N/A	N/A
	$13,301	$2,893
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

During 2020, the Company made an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of March 31, 2023, the fair value of the investment was $6.0 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2023, and December 31, 2022, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$25,211	$—	$—	$25,211
Securities owned:
U.S. Treasury securities	618,227	—	—	618,227
U.S. Agency securities	—	7,994	—	7,994
Corporate debt and other obligations	—	4,591	—	4,591
Mortgage and other asset-backed securities	—	2,741	—	2,741
Municipal obligations	—	38,183	—	38,183
Convertible bonds	—	29,812	—	29,812
Corporate equities	27,311	—	—	27,311
Money markets	—	1,519	—	1,519
Auction rate securities	—	—	31,776	31,776
Securities owned, at fair value	645,538	84,840	31,776	762,154
Investments (1)	5,242	9,794	—	15,036
TBAs	—	21	—	21
Derivative contracts, total	—	21	—	21
Total	$675,991	$94,655	$31,776	$802,422
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$82,387	$—	$—	$82,387
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	208	—	208
Convertible bonds	—	13,732	—	13,732
Corporate equities	14,328	—	—	14,328
Securities sold but not yet purchased, at fair value	96,715	13,942	—	110,657
Derivative contracts:
Futures	51	—	—	51
TBAs	—	19	—	19
Derivative contracts, total	51	19	—	70
Total	$96,766	$13,961	$—	$110,727
(1) Included in other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

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
Securities sold but not yet purchased:
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:

(Expressed in thousands)
Level 3 Assets and Liabilities
For the Three Months Ended March 31, 2023
Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,776	$—	$—	$—	$—	$31,776
Liabilities
ARS Purchase Commitments (2)	—	—	—	—	—	—
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of March 31, 2023:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$30,320	$30,320	$—	$—	$30,320
Restricted cash	25,581	25,581	—	—	25,581
Deposits with clearing organization	44,094	44,094	—	—	44,094
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	256,508	—	256,508	—	256,508
Receivables from brokers	72,942	—	72,942	—	72,942
Securities failed to deliver	12,488	—	12,488	—	12,488
Clearing organizations and other	19,099	—	19,099	—	19,099
	361,037	—	361,037	—	361,037
Receivable from customers	1,054,316	—	1,054,316	—	1,054,316
Notes receivable, net	63,649	—	63,649	—	63,649
Investments (1)	83,302	—	83,302	—	83,302
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$18,024	$18,024	$—	$—	$18,024
Bank call loans	$19,300	$—	$19,300	$—	$19,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	368,101	—	368,101	—	368,101
Payable to brokers	226	—	226	—	226
Securities failed to receive	10,105	—	10,105	—	10,105
Clearing organization and other	257,487	—	257,487	—	257,487
	635,919	—	635,919	—	635,919
Payables to customers	458,588	—	458,588	—	458,588
Securities sold under agreements to repurchase	280,436	—	280,436	—	280,436
Senior secured notes	113,050	—	105,986	—	105,986

Assets and liabilities not measured at fair value as of December 31, 2022:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$112,433	$112,433	$—	$—	$112,433
Restricted cash	25,534	25,534	—	—	25,534
Deposits with clearing organization	52,754	52,754	—	—	52,754
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	127,817	—	127,817	—	127,817
Receivables from brokers	49,125	—	49,125	—	49,125
Securities failed to deliver	9,099	—	9,099	—	9,099
Clearing organizations	20,035	—	20,035	—	20,035
Other	—	—	—	—	—
	206,076	—	206,076	—	206,076
Receivable from customers	1,202,764	—	1,202,764	—	1,202,764
Securities purchased under agreements to resell	—	—	—	—	—
Notes receivable, net	57,495	—	57,495	—	57,495
Investments (1)	79,322	—	79,322	—	79,322
(1) Included in other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Bank call loans	$—	$—	$—	$—	$—
Payables to brokers, dealers and clearing organizations:
Securities loaned	320,843	—	320,843	—	320,843
Payable to brokers	123	—	123	—	123
Securities failed to receive	62,646	—	62,646	—	62,646
Other	166,350	—	166,350	—	166,350
	549,962	—	549,962	—	549,962
Payables to customers	456,475	—	456,475	—	456,475
Securities sold under agreements to repurchase	161,009	—	161,009	—	161,009
Senior secured notes	114,050	—	113,233	—	113,233

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of March 31, 2023, the Company had no repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

Foreign exchange hedges

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

The notional amounts and fair values of the Company's derivatives as of March 31, 2023 and December 31, 2022 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2023
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$1,227	$21
	Forward reverse repurchase agreements	15,000	—
		$16,227	$21
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$3,880,000	$51
Other contracts	TBAs	1,277	19
		$3,881,277	$70
(1)See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2022
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$1,775	$1,762
	Forward reverse repurchase agreements	15,000	—
	Other	275	$—
		$17,050	$1,762
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$1,912,500	$44
Other contracts	TBAs	1,775	1,761
		$1,914,275	$1,805
(1)See "Derivative Instruments and Hedging Activities" above for a description of derivative financial instruments. Such derivative instruments are not subject to master netting agreements, thus the related amounts are not offset.

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three months ended March 31, 2023 and 2022:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$210
Other contracts	Foreign exchange forward contracts	Other revenue	(1)
Other contracts	TBAs	Principal transactions revenue, net	2
			$211

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2023, the outstanding balance of bank call loans was $19.3 million (zero as of December 31, 2022). Such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $23.9 million and $1.0 million, respectively.
As of March 31, 2023, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $256.1 million under securities loan agreements.
As of March 31, 2023, the Company had pledged $271.5 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2023, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2023:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$310,490
Securities loaned:
Equity securities	368,101
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$678,591
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2023 and December 31, 2022:

As of March 31, 2023
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$30,054	$(30,054)	$—	$—	$—	$—
Securities borrowed (1)	256,508	—	256,508	(254,639)	—	1,869
Total	$286,562	$(30,054)	$256,508	$(254,639)	$—	$1,869
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$310,490	$(30,054)	$280,436	$(278,404)	$—	$2,032
Securities loaned (2)	368,101	—	368,101	(363,484)	—	4,617
Total	$678,591	$(30,054)	$648,537	$(641,888)	$—	$6,649
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2022
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$28,012	$(28,012)	$—	$—	$—	$—
Securities borrowed (1)	127,817	—	127,817	(127,365)	—	452
Total	$155,829	$(28,012)	$127,817	$(127,365)	$—	$452
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$189,021	$(28,012)	$161,009	$(157,981)	$—	$3,028
Securities loaned (2)	320,843	—	320,843	(308,535)	—	12,308
Total	$509,864	$(28,012)	$481,852	$(466,516)	$—	$15,336
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
The Company elects the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of March 31, 2023, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2023, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $255.4 million ($124.1 million as of December 31, 2022) and $30.1 million ($28.0 million as of December 31, 2022), respectively, of which the Company has sold and re-pledged approximately $106.3 million ($39.4 million as of December 31, 2022) under securities loaned transactions and $30.1 million under repurchase agreements ($28.0 million as of December 31, 2022).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
$337.8 million, as presented on the face of the condensed consolidated balance sheet as of March 31, 2023 ($175.7 million as of December 31, 2022).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2023 were receivables from five major U.S. broker-dealers totaling approximately $192.1 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2023 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2023, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent their maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the condensed consolidated balance sheet. As of March 31, 2023, the Company did not have any hedge funds and private equity funds that are VIEs.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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
On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of March 31, 2023, $25.6 million remained in the trust account that is recorded within “Restricted Cash” on the consolidated balance sheet.
In addition, OPI was formed in December 2020 and designed to retain and reward talented employees of the Company, primarily in connection with the deployment of Company capital into successful private market investments, and also in connection with the Company's receipt of non-cash compensation from investment banking assignments. OPI is designed to promote alignment of Company, client and employee interests as they relate to profitable investment opportunities. This program acts as an incentive for senior employees to identify attractive private investments for the Company and its clients, and as a retention tool for key employees of the Company. The Company owns the majority voting interest and control of OPI through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. OPI is a consolidated VIE as the Company is the primary beneficiary.
The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of March 31,
	2023	2022
Asset
Cash and cash equivalents	$5,810	$1,633
Restricted Cash	25,581	127,781
Other Assets	730	680
Total Assets	$32,121	$130,094
Liabilities
Other Liabilities	859	63
Total Liabilities	$859	$63

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2023	December 31, 2022
5.50% Senior Secured Notes	10/1/2025	$113,050	$114,050
Unamortized Debt Issuance Cost		(556)	(616)
		$112,494	$113,434
5.50% Senior Secured Notes due 2025 (the "Notes")

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its Old Notes, in the principal amount of $150.0 million (the Parent held $1.4 million in treasury for a net outstanding amount of $148.6 million), and pay all related fees and expenses in relation thereto. The cost to issue the Notes was $3.1 million, of which $1.9 million was paid to its subsidiary, Oppenheimer, who served as the initial purchaser of the offering, and was eliminated in consolidation. The remaining $1.2 million was capitalized and is amortized over the term of the Notes.

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of March 31, 2023, $113.05 million aggregate principal amount of the Notes remain outstanding.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of March 31, 2023, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three months ended March 31, 2023 was $1.6 million. Interest expense on the Notes for the three months ended March 31, 2022 was $1.7 million.

12. Income taxes

The effective income tax rate for the three months ended March 31, 2023 was 24.1%, compared with 31.2% for the three months ended March 31, 2022 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the first quarter of 2023 was positively impacted by favorable permanent items.

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2023	2022
Class A Stock outstanding, beginning of period	10,868,556	12,447,036
Issued pursuant to share-based compensation plans	202,222	86,451
Repurchased and canceled pursuant to the stock buy-back	(95,055)	(377,313)
Class A Stock outstanding, end of period	10,975,723	12,156,174

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

During the three months ended March 31, 2023, the Company purchased and canceled an aggregate of 95,055 shares of Class A Stock for a total consideration of $3.7 million ($38.79 per share) under this program. During the three months ended March 31, 2022, the Company purchased and canceled an aggregate of 377,313 shares of Class A Stock for a total consideration of $16.2 million ($42.82 per share) under this program. As of March 31, 2023, 591,979 shares remained available to be purchased under the share repurchase program.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $33 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in thirty-nine arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the Securities and Exchange Commission (“SEC”) bringing a complaint against Woods and his co-conspirators in 2021. Each investor who was an Oppenheimer client, signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. The twenty-two individual arbitrations still pending claim specific monetary damages allege losses of approximately $24.0 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

As previously reported Oppenheimer’s motion to vacate the arbitration award in Donald Robinson, Timothy and Sharon Padden, Rhett Rainey, Kelly A. Rainey Trust, Toucan Holdings LP, Robert Goodman, Robert Daniel Burgner, Individually and as Trustee of the Burgner Family Charitable Remainder Trust, Douglas Kasemeier, Wesley Callaway, and Billy Loveless v. Oppenheimer & Co. Inc. (the “Robinson Arbitration”) was denied on January 30, 2023. However, on March 27, 2023, the Court entered a consent judgment vacating the award in Robinson Arbitration pursuant to the parties’ request in connection with their settlement of the matter. Oppenheimer has settled, or settled in principle or an award has been rendered in seventeen of the Horizon related arbitrations, including the Robinson Arbitration,with approximately fifty-seven individual complainants. The aggregate settlement payments for those total approximately $58.0 million.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2023, the net capital of Oppenheimer as calculated under the Rule was $440.0 million or 39.98% of Oppenheimer's aggregate debit items. This was $418.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined.
As of March 31, 2023, Freedom had net capital of $4.3 million, which was $4.2 million in excess of the $100,000 required to be maintained at that date.
As of March 31, 2023, the capital required and held under the FCA’s Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 110% (required 56.0%);
•Tier 1 Capital ratio 110% (required 75.0%); and
•Total Capital ratio 147% (required 100.0%).

Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of March 31, 2023, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of March 31, 2023, the regulatory capital of Oppenheimer Investments Asia Limited was $4.9 million, which was $4.5 million in excess of the $382,172 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of March 31, 2023, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three months ended March 31, 2023 and 2022. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2023	2022
Revenue
Private client (1)	$203,421	$150,847
Asset management (1)	23,959	27,117
Capital markets	90,282	85,051
Corporate/Other	4,017	3,013
Total	$321,679	$266,028
Pre-Tax Income (Loss)
Private client (1)	$54,456	$24,146
Asset management (1)	6,481	9,474
Capital markets	(15,477)	1,166
Corporate/Other	(26,411)	(20,573)
Total	$19,049	$14,213
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2023 and 2022 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2023	2022
Americas	$309,789	$251,910
Europe/Middle East	10,860	11,977
Asia	1,030	2,141
Total	$321,679	$266,028

17.    Subsequent events
On April 28, 2023, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on May 26, 2023 to holders of Class A Stock and Class B Stock of record on May 12, 2023.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2023, we provided our services from 92 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany, Portugal and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At March 31, 2023, client assets under management ("AUM") totaled $39.3 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the firm. Client assets under administration ("CAUA") as of March 31, 2023 totaled $108.9 billion. CAUA includes AUM and the other assets for which the firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., from time to time we may offer syndication as well as trading of issued syndicated corporate loans. At March 31, 2023, the Company employed 2,916 employees (2,876 full-time and 40 part-time), of whom 959 were financial advisors.

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
Impact of Interest Rates

During the first quarter of 2023, the Federal Reserve ("FED") remained committed to tightening monetary policy as a means of combating inflation. While modest decreases in key inflationary measures such as the Consumer Price Index demonstrated that the rate increases implemented throughout 2022 were beginning to have their intended impact, unexpectedly strong job growth and consumer spending data led the FED to conclude that further short-term rate increases were necessary. As a result, the FED increased the Federal funds rate by 50 basis point to a target range of 4.75% to 5.00% during the three months ended March 31, 2023. However, the smaller nature (25 basis point) of both first quarter 2023 rate increases balances the FED’s intention not to ‘over-tighten,’ while also acknowledging that a contraction in bank lending in light of the Silicon Valley Bank and Signature Bank failures will likely help ease inflation. As a result of the banking failures, the FED has signaled that it will proceed with both prudence and patience in determining whether additional rate increases are warranted when it meets in May 2023.

The unexpected failure of two commercial banks (Silicon Valley Bank and Signature Bank) during the quarter, resulted from the rapid increase in interest rates during 2022 and the consequential impact on the value of fixed income investments by these banks and many others. The increases in rates, which are intended to reduce inflation, are also likely to reduce economic activity possibly leading to a recession in the coming months. These factors have already reduced customer confidence and are likely to continue to reduce discretionary spending, increase volatility in financial markets, and reduce revenues the Company derives from commissions and possibly from fees based on the value of client assets managed by the Company should equity prices decline. The increases in the Federal funds rate are favorable to the Company's interest-based revenue. However, increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, though such increases may be offset to some extent if the cash sweep balances decrease as clients seek higher-yielding investments. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings.
Ukraine War
In February 2022, without provocation, Russia invaded Ukraine. The war has lasted longer than previously anticipated, and it seems likely it will last for an extended period of time as the Ukrainians continue to be more successful than initially expected at turning back Russian forces and as NATO and other countries supply the Ukrainians with armaments and supplies. The European Union and the United States have imposed broad-based sanctions and impounded financial assets of Russia, its companies and various notable Russian individuals. The impact of the sanctions initially was to significantly increase the price of hydrocarbons and the cost of various agricultural products produced by both Russia and Ukraine. In addition, the disruption of supplies for those products has further increased inflationary pressures in Europe as well as the rest of the world and has led to significant cutbacks in economic activity due to anticipated shortages of natural gas in the winter period due to actions taken by Russia and OPEC. It has also had the indirect effect of lowering consumer confidence and consumer spending in Europe, all of which could have an adverse impact on financial markets in Europe as well as the U.S. and, thus on our business. However, that impact has largely abated and the equity markets have performed quite well in early 2023 as they continue to try to discern the likely direction of the world economy as it is impacted by these crosscurrents.
COVID-19 PANDEMIC
The Company continues to monitor the effects of the COVID-19 pandemic both on a national level as well as regionally and locally and is responding accordingly. To date, there have been no significant disruptions to our business or control processes as a result of COVID. Since the direct impact of the virus has been substantially reduced, we have seen increased attendance at the workplace as local regulations have been loosened, hospital visits reduced and a larger portion of the population vaccinated. The aftermath of the pandemic has continued to produce lower office attendance than pre-pandemic and had an ongoing impact on attitudes surrounding work-life balance. Some employees from our home office and branch locations continue to work remotely at least part of each week but the efforts continue to encourage office attendance. There can be no assurance at this time that improvements in attendance will continue and we continue to closely monitor the long term impact and to adjust our office footprints as real estate leases expire.

EXECUTIVE SUMMARY

The profitable results for the quarter reflect our ability to continue supporting and advising our clients and prudently managing our business in all types of markets. Due to a combination of macroeconomic factors and turmoil within the regional banking industry, the equity and fixed income markets were volatile during the first quarter of the year. Convinced that Federal Reserve ("FED") tightening would soon end, the equity markets rallied to start the year. However, unexpected bank failures created large uninsured bank deposit withdrawals at certain regional banks that led to the fear of a broader bank contagion. Early action by the regulators to provide liquidity to banks seems to have dramatically slowed the move of funds into money market funds and short-term government securities. While the Company did not have any direct exposures to the failed institutions, the events caused a reaction in equity and fixed income markets, impacted portfolio turnover and our transaction-based revenues. Rising interest rates and fear of a recession significantly limited issuers' access to capital, resulting in markedly lower investment banking revenues associated with new equity issuances and secondary offerings. Strong M&A advisory fees and trading revenues offset some of the weakness seen in the IPO market.

Our Wealth Management business continues to perform well, as its revenue mix has benefited from the rising interest rate environment. Income from our FDIC-insured bank deposit program and interest income on margin loans approached record quarterly levels as a result of the FED’s 50 basis point rate increase during the quarter. These revenue increases were partially offset by lower valuations in client portfolios, which drove decreased fee income.

Despite the volatility and market stress seen in the first quarter, the Company continues to maintain a strong balance sheet with capital near its historic highs and ample levels of liquidity. During the first quarter, the Company took advantage of the lower level of its share price to purchase 95,055 shares (approximately 1%) of its Class A non-voting common stock at an average price of $38.79 per share in the open market under its share repurchase program. This resulted in 10,975,723 shares of Class A non-voting common stock remaining outstanding at March 31, 2023. We remain confident in the resiliency of our platform and our ability to provide essential investment services to our clients.

RESULTS OF OPERATIONS
The Company reported net income of $14.6 million or $1.32 basic earnings per share for the first quarter of 2023, compared with net income of $9.3 million or $0.75 basic earnings per share for the first quarter of 2022. Revenue for the first quarter of 2023 was $321.7 million, an increase of 20.9% compared to revenue of $266.0 million for the first quarter of 2022.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	1Q-2023	1Q-2022	Change	% Change
Revenue	$321,679	$266,028	$55,651	20.9
Compensation expense	$206,292	$186,031	$20,261	10.9
Non-compensation expense	$96,338	$65,784	$30,554	46.4
Pre-Tax Income	$19,049	$14,213	$4,836	34.0
Income Taxes Provision	$4,585	$4,435	$150	3.4
Net Income (1)	$14,617	$9,292	$5,325	57.3

Earnings per share (basic) (1)	$1.32	$0.75	$0.57	76.0
Earnings per share (diluted) (1)	$1.22	$0.69	$0.53	76.8

Book Value Per Share	$72.27	$66.45	$5.82	8.8
Tangible Book Value Per Share (2)	$56.92	$52.58	$4.34	8.3
Class A Shares Outstanding	10,975,723	12,156,174	(1,180,451)	(9.7)

AUA ($ billions)	$108.9	$117.2	$(8.3)	(7.1)
AUM ($ billions)	$39.3	$42.7	$(3.4)	(8.0)
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Gross revenue, net income, and earnings per share for the first quarter of 2023 primarily reflected increases in our interest sensitive revenues, growth in M&A advisory fees and stronger sales and trading revenues partially offset by lower activity levels and valuations in client portfolios.
•Assets under administration and under management were both at reduced levels at March 31, 2023 when compared with the same period last year.
•Non-compensation expenses increased from the prior year quarter largely due to higher interest expense and legal costs.
•Near record revenues in the Private Client segment are largely attributed to higher bank deposit sweep income and margin interest revenue, which benefited from higher short-term interest rates.
•The Company repurchased 95,055 shares of Class A non-voting common stock during the first quarter of 2023 under its previously announced share repurchase program, or approximately 1% of shares outstanding at year-end 2022.
•Book value and tangible book value per share increased from the prior year period largely as a result of share repurchases and positive earnings.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months ended March 31, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2023	2022	% Change
Revenue
Private Client	$203,421	$150,847	34.9
Asset Management	23,959	27,117	(11.6)
Capital Markets	90,282	85,051	6.2
Corporate/Other	4,017	3,013	33.3
Total	$321,679	$266,028	20.9

Pre-Tax Income (Loss)
Private Client	$54,456	$24,146	125.5
Asset Management	6,481	9,474	(31.6)
Capital Markets	(15,477)	1,166	*
Corporate/Other	(26,411)	(20,573)	28.4
Total	$19,049	$14,213	34.0
*Percentage not meaningful

Private Client

Private Client reported revenue for the current quarter of $203.4 million, 34.9% higher compared with a year ago mostly due to an increase in bank deposit sweep income and margin interest income driven by higher short-term interest rates. Pre-tax income of $54.5 million in the current quarter resulted in a pre-tax profit margin of 26.8%. Financial advisor headcount at the end of the current quarter was 959 compared to 993 at the end of the first quarter of 2022.

('000s, except Financial advisor headcount or otherwise indicated)
	1Q-2023	1Q-2022	Change	% Change
Revenue	$203,421	$150,847	$52,574	34.9
Retail commissions	$46,636	$51,677	$(5,041)	(9.8)
Advisory fee revenue	$76,583	$88,527	$(11,944)	(13.5)
Bank deposit sweep income	$48,909	$4,354	$44,555	1,023
Interest	$20,579	$8,147	$12,432	152.6
Other	$10,714	$(1,858)	$12,572	*

Total Expenses	$148,965	$126,701	$22,264	17.6
Compensation	$95,074	$99,855	$(4,781)	(4.8)
Non-compensation	$53,891	$26,846	$27,045	100.7

Pre-tax Income	$54,456	$24,146	$30,310	125.5

Compensation Ratio	46.7%	66.2%	(1,950)	(29.5)
Non-compensation Ratio	26.5%	17.8%	870	48.9
Pre-tax Margin	26.8%	16.0%	10.8%	67.5

Asset Under Administration (billions)	$108.9	$117.2	$(8.3)	(7.1)
Cash Sweep Balances (billions)	$4.4	$8.1	$(3.7)	(45.7)
*Percentage not meaningful

•Retail commissions decreased 9.8% from a year ago primarily due to lower client activity in volatile markets.
•Advisory fees decreased 13.5% due to lower valuations of assets under management.
•Bank deposit sweep income increased $44.6 million from a year ago due to higher short-term interest rates.
•Interest revenue approached a record high and increased 152.6% from a year ago due to higher short-term interest rates.
•Other revenue increased primarily due to increases in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies' underlying investments.
•Compensation expenses decreased 4.8% from a year ago primarily due to decreased production.
•Non-compensation expenses increased 100.7% from a year ago primarily due to higher interest expense and legal costs.

Asset Management
Asset Management reported revenue for the current quarter of $24.0 million, 11.6% lower compared with a year ago. Pre-tax income was $6.5 million, a decrease of 31.6% compared with the prior year period.

('000s unless otherwise indicated)	1Q-2023	1Q-2022	Change	% Change
Revenue	$23,959	$27,117	$(3,158)	(11.6)
Advisory fee revenue	$23,954	$27,113	$(3,159)	(11.7)
Other	$5	$4	$1	25.0

Total Expenses	$17,478	$17,643	$(165)	(0.9)
Compensation	$7,615	$7,086	$529	7.5
Non-compensation	$9,863	$10,557	$(694)	(6.6)

Pre-tax Income	$6,481	$9,474	$(2,993)	(31.6)

Compensation Ratio	31.8%	26.1%	570	21.8
Non-compensation Ratio	41.2%	38.9%	230	5.9
Pre-tax Margin	27.1%	34.9%	(7.8)%	(22.3)

AUM (billions)	$39.3	$42.7	$(3.4)	(8.0)
•Advisory fee revenue decreased 11.7% due to reduced management fees resulting from the lower net value of assets under management.
•AUM were at reduced levels of $39.3 billion at March 31, 2023, which is the basis for advisory fee billings for April 2023.
•The decrease in AUM was comprised of lower asset values of $3.1 billion on existing client holdings and a net distribution of assets of $0.3 billion.
•Compensation expenses were up 7.5% from a year ago which was primarily related to increases in incentive compensation.
•Non-compensation expenses were down 6.6% when compared to the prior year period mostly due to lower external portfolio management costs which is directly related to the decrease in AUM, partially offset by higher travel-related expenses.

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2023:

(Expressed in millions)
	For the Three Months Ended March 31, 2023
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$31,413	$2,418	$(1,619)	$1,485	$33,697
Institutional Fixed Income (2)	835	3	(17)	20	841
Alternative Investments:
Hedge funds (3)	3,041	25	(131)	311	3,246
Private Equity Funds (4)	1,152	72	(4)	(32)	1,188
Portfolio Enhancement Program (5)	352	—	(20)	—	332
	$36,793	$2,518	$(1,791)	$1,784	$39,304
(1)Traditional investments include first party advisory programs, Oppenheimer financial adviser managed advisory programs and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
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

Capital Markets
Capital Markets reported revenue for the current quarter of $90.3 million, 6.2% higher when compared with the prior year period. Pre-tax loss was $15.5 million compared with pre-tax income of $1.2 million a year ago.

('000s)	1Q-2023	1Q-2022	Change	% Change
Revenues	$90,282	$85,051	$5,231	6.2

Investment Banking	$36,281	$32,975	$3,306	10.0
Advisory fees	$27,937	$21,905	$6,032	27.5
Equities underwriting	$7,343	$11,236	$(3,893)	(34.6)
Fixed income underwriting	$897	$1,987	$(1,090)	(54.9)
Other	$104	$(2,153)	$2,257	*

Sales and Trading	$53,379	$51,603	$1,776	3.4
Equities	$31,686	$35,928	$(4,242)	(11.8)
Fixed Income	$21,693	$15,675	$6,018	38.4

Other	$622	$473	$149	31.5

Total Expenses	$105,759	$83,885	$21,874	26.1
Compensation	$76,796	$60,223	$16,573	27.5
Non-compensation	$28,963	$23,662	$5,301	22.4

Pre-tax Income (Loss)	$(15,477)	$1,166	$(16,643)	*

Compensation Ratio	85.1%	70.8%	1,430	20.2
Non-compensation Ratio	32.1%	27.8%	430	15.5
Pre-tax Margin	(17.1)%	1.4%	(18.5)%	*
*Percentage not meaningful

•Advisory fees earned from investment banking activities increased 27.5% compared with a year ago due to an increase in M&A transactions.
•Equity underwriting fees decreased 34.6% compared with a year ago due to a continued market slowdown in equity IPOs and secondary offerings, including SPAC issuances.
•Fixed income underwriting fees were down 54.9% compared with a year ago primarily driven by lower deal volumes during the first quarter of 2023.
•Equities sales and trading revenue decreased 11.8% compared with a year ago due to reduced volumes in the equities market compared to the levels in the prior year period.
•Fixed income sales and trading revenues increased 38.4% compared with a year ago primarily due to both an increase in trading income attributable to wider spreads and also increased activity due to high volatility during the period.
•Compensation expenses increased 27.5% compared with a year ago primarily due to opportunistic hiring and increased incentive compensation.
•Non-compensation expenses were 22.4% higher than a year ago primarily due to an increase in interest expense in financing inventories.

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2022.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2023, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2023, total assets increased by 7.6% from December 31, 2022. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2023, the Company had bank call loans of $19.3 million compared to zero at December 31, 2022. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.1 million and $382,172, respectively, at March 31, 2023. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
During the fourth quarter of 2022, the Company repurchased and subsequently cancelled $10.95 million of the Notes, recognizing a small extinguishment gain. As of December 31, 2022, $114.05 million aggregate principal amount of the Notes remains outstanding.
During the first quarter of 2023, the Company repurchased and subsequently cancelled $1.0 million of the Notes, recognizing a small extinguishment gain. As of March 31, 2023, $113.05 million aggregate principal amount of the Notes remains outstanding.
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
The following tables present the results of operations for the three months ended March 31, 2023 and the balance sheet at March 31, 2023 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
March 31, 2023
Total Assets	$2,057,254
Due From Non-Guarantor Subsidiary	15,454
Total Liabilities	546,772
Due To Non-Guarantor Subsidiary	11,628

For the Three Months Ended
March 31, 2023
Total Revenue	$2,661
Pre-Tax Income (Loss)	55
Net Income (Loss)	(176)

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We issued $10.8 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2023 ($7.7 million for the three months ended March 31, 2022) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At March 31, 2023, the Company had $19.3 million of bank call loans (zero at December 31, 2022). The average daily bank loan outstanding for the three months ended March 31, 2023 was $57.5 million ($87.1 million for the three months ended March 31, 2022). The largest daily bank loans outstanding for the three months ended March 31, 2023 was $167.3 million ($190.2 million for the three months ended March 31, 2022).

At March 31, 2023, securities loan balances totaled $368.1 million ($320.8 million at December 31, 2022 and $300.3 million at March 31, 2022). The average daily securities loan balance outstanding for the three months ended March 31, 2023 was $341.4 million ($304.1 million for the three months ended March 31, 2022). The largest daily stock loan balance for the three months ended March 31, 2023 was $388.4 million ($350.1 million for both of the three months ended March 31, 2022).

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
Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2023, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At March 31, 2023, the gross balances of reverse repurchase agreements and repurchase agreements were $30.1 million and $310.5 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2023 was $179.0 million and $283.1 million, respectively ($132.4 million and $443.5 million, respectively, for the three months ended March 31, 2022). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2023 was $506.4 million and $634.9 million, respectively ($462.5 million and $644.1 million, respectively, for the three months ended March 31, 2022).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $79.1 million as of March 31, 2023.

We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Recent bank failures did not result in reducing the availability of funding or any disruption in the Company’s business. Should such disruption occur in the future we have plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Our primary long-term cash requirements include $112.5 million principal outstanding as of March 31, 2023 under our Senior Secured Notes (due in 2025) and $193.4 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $14.2 million for the remainder of 2023.

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(86,123)	$(152,146)
Cash used in investing activities	(2,976)	(2,490)
Cash provided by/(used in) financing activities	7,033	(11,654)
Net decrease in cash, cash equivalents and restricted cash	$(82,066)	$(166,290)

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
CYBERSECURITY

For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other first-party vendors we rely on, could subject us to significant liability and harm our reputation" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Recent examples of vulnerabilities of other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information. The commencement of hostilities between Ukraine and Russia has resulted in increased attacks on the infrastructure of data processing facilities around the world and heightened awareness of potential vulnerabilities including the compliance of Company.

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

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
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

On November 18, 2022, the Company received an information request from the SEC requesting information relating to the use of text messaging and similar forms of electronic communications by employees of the Company and whether those communications were properly retained by the Company as part of its records preservation requirements relating to the broker-dealer or investment adviser business activities of the Company. The Company has submitted multiple responses to the information request and continues to cooperate with the SEC inquiry.

The SEC has under consideration a number of rules that are believed will change the operation of the equity markets and may disrupt and/or remove liquidity from the markets as well as significant rule proposals relating to cybersecurity, climate change and investment advisory custodial practices. The Company continues to monitor these developments and cannot currently determine what, if any, impact they may have on its business.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU (“Brexit”) and economic uncertainty in the UK, EU and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic, the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions, and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $35 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in thirty-nine arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the Securities and Exchange Commission (“SEC”) bringing a complaint against Woods and his co-conspirators in 2021. Each investor, who was an Oppenheimer client, signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. The twenty-two arbitrations still pending claim specific monetary damages and allege losses of approximately $24 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

As previously reported Oppenheimer’s motion to vacate the arbitration award in Donald Robinson, Timothy and Sharon Padden, Rhett Rainey, Kelly A. Rainey Trust, Toucan Holdings LP, Robert Goodman, Robert Daniel Burgner, Individually and as Trustee of the Burgner Family Charitable Remainder Trust, Douglas Kasemeier, Wesley Callaway, and Billy Loveless v. Oppenheimer & Co. Inc. (the “Robinson Arbitration”) was denied on January 30, 2023. However, on March 27, 2023, the court entered a consent judgment vacating the award in the Robinson Arbitration pursuant to the parties’ request in connection with their settlement of the matter. Oppenheimer has settled, or settled in principle or an award has been rendered in seventeen of the Horizon related arbitrations, including the Robinson Arbitration,with approximately fifty-seven individual complainants. The aggregate settlement payments for those total approximately $58 million.

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

Item 1A. RISK FACTORS

During the three months ended March 31, 2023, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The following addition amends our risk factors previously included within the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022:

Sudden changes in market conditions or other macroeconomic factors may adversely impact our business, financial condition and operating results

Economic and market conditions will continue to have an impact on our financial condition and results of operations since the Company’s financial performance is largely correlated with the overall health of our economy and financial market activity. The unexpected failure of two commercial banks (Silicon Valley Bank and Signature Bank) during the quarter-ended March 31, 2023 raised concerns about institutions with concentrated exposure to certain types of depositors in the same industry as well as those with large unrealized losses in their investment security holdings. While the Company does not have any direct exposure to Silicon Valley Bank or Signature Bank, our cash is held with various third-party financial institutions. In particular, a substantial majority of our cash is held with a large, global systemically important bank, often in balances that exceed the current FDIC insurance limits. If the banks that we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. While such an event would be harmful to our financial condition, it is highly unlikely, given the normal size of such deposits, that such an event would be harmful to our overall financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the first quarter of 2023, the Company issued 202,222 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Issuer Purchases of Equity Securities during the first quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

January 1 - 31, 2023	—	$—	—	687,034
February 1 - 28, 2023	—	$—	—	687,034
March 1 - 31, 2023	95,055	$38.79	95,055	591,979
Q1 2023 Total	95,055	$38.79	95,055	591,979

(1) None of the foregoing authorizations is subject to expiration.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Brad M. Watkins

32	Certification of Albert G. Lowenthal and Brad M. Watkins

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of April, 2023.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)