Form 10-Q
period 2023-06-30
OPPENHEIMER HOLDINGS INC
filed 2023-07-28
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 28, 2023 was 10,451,767 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
	Condensed Consolidated Income Statements for the three and six months ended June 30, 2023 and 2022	4
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	57
	Signatures	58

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$29,145	$112,433
Deposits with clearing organizations	76,294	77,691
Restricted cash	25,803	25,534
Receivable from brokers, dealers and clearing organizations	334,220	206,077
Receivable from customers, net of allowance for credit losses of $349 ($350 in 2022)	1,066,439	1,202,764
Income tax receivable	17,196	—
Securities owned, including amounts pledged of $660,007 ($175,724 in 2022), at fair value	924,183	498,594
Notes receivable, net	60,873	57,495
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $98,341 ($97,751 in 2022)	42,579	36,742
Right-of-use lease assets, net of accumulated amortization of $90,125 ($82,449 in 2022)	154,811	142,630
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	190,843	184,443
Total assets	$3,092,375	$2,714,392
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$21,734	$—
Bank call loans	94,400	—
Payable to brokers, dealers and clearing organizations	421,403	550,006
Payable to customers	401,168	456,475
Securities sold under agreements to repurchase	645,315	161,009
Securities sold but not yet purchased, at fair value	71,101	52,768
Accrued compensation	189,475	239,136
Income tax payable	—	4,130
Accounts payable and other liabilities	89,557	102,202
Lease liabilities	196,934	182,570
Senior secured notes, net of debt issuance costs of $501 ($616 in 2022)	112,549	113,434
Deferred tax liabilities, net of deferred tax assets of $56,564 ($55,628 in 2022)	34,369	32,241
Total liabilities	2,278,005	1,893,971
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	25,948	25,466
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,884,575 and 10,868,556 as of June 30, 2023 and December 31, 2022, respectively Class B: shares authorized, issued and outstanding: 99,665 as of June 30, 2023 and December 31, 2022	11	11
Additional paid-in capital	25,576	28,628
Retained earnings	762,471	764,178
Accumulated other comprehensive income	256	1,416
Total Oppenheimer Holdings Inc. stockholders' equity	788,314	794,233
Noncontrolling interest (Note 2)	108	722
Total Stockholders' equity	788,422	794,955
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$3,092,375	$2,714,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2023	2022	2023	2022
REVENUE
Commissions	$88,544	$94,378	$175,241	$192,699
Advisory fees	101,015	107,405	201,559	223,171
Investment banking	19,978	16,653	57,943	55,123
Bank deposit sweep income	44,060	14,845	92,969	19,199
Interest	27,320	11,789	52,261	21,306
Principal transactions, net	16,253	1,258	29,743	3,622
Other	9,019	(9,106)	18,152	(11,870)
Total revenue	306,189	237,222	627,868	503,250
EXPENSES
Compensation and related expenses	187,224	177,979	393,516	364,010
Communications and technology	22,783	20,896	45,223	42,481
Occupancy and equipment costs	16,440	14,554	32,341	29,244
Clearing and exchange fees	5,927	6,242	12,190	12,218
Interest	17,467	3,628	30,609	6,140
Other	68,047	20,092	106,639	41,113
Total expenses	317,888	243,391	620,518	495,206

Pre-tax income (loss)	(11,699)	(6,169)	7,350	8,044
Income taxes provision (benefit)	(2,131)	(1,449)	2,454	2,986
Net income (loss)	$(9,568)	$(4,720)	$4,896	$5,058

Net loss attributable to noncontrolling interest, net of tax	(168)	(846)	(321)	(360)
Net income (loss) attributable to Oppenheimer Holdings Inc.	$(9,400)	$(3,874)	$5,217	$5,418

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.85)	$(0.32)	$0.47	$0.44
Diluted	$(0.85)	$(0.32)	$0.44	$0.41

Weighted average shares outstanding
Basic	11,016,430	11,980,115	11,054,306	12,222,527
Diluted	11,016,430	11,980,115	11,911,379	13,141,538

Period end shares outstanding	10,984,240	11,370,609	10,984,240	11,370,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2023	2022	2023	2022
Net income (loss)	$(9,568)	$(4,720)	$4,896	$5,058
Other comprehensive loss, net of tax
Currency translation adjustment	(663)	(2,038)	(1,160)	(2,652)
Comprehensive income (loss)	$(10,231)	$(6,758)	3,736	2,406
Less net loss attributable to noncontrolling interests	(168)	(846)	(321)	(360)
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$(10,063)	$(5,912)	$4,057	$2,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except per share amount)	2023	2022	2023	2022
Common stock ($0.001 par value per share)
Beginning Balance	$11	$12	$11	$12
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	(1)	—	(1)
Ending Balance	11	11	11	11
Additional paid-in capital
Balance at beginning of period	22,374	62,446	28,628	78,034
Issuance of Class A non-voting common stock	184	—	5,672	2,344
Repurchase of Class A non-voting common stock for cancellation	—	(30,217)	(3,687)	(46,375)
Share-based expense	3,349	3,232	6,642	6,053
Vested employee share plan awards	(259)	—	(11,578)	(4,595)
Change in redemption value of redeemable noncontrolling interests	(72)	—	(101)	—
Balance at end of period	25,576	35,461	25,576	35,461
Retained earnings
Balance at beginning of period	777,121	748,323	764,178	740,926
Repurchase of Class A non-voting common stock for cancellation	(3,599)	—	(3,599)	—
Net income (loss) (1)	(9,400)	(3,874)	5,217	5,418
Dividends paid	(1,651)	(1,835)	(3,325)	(3,730)
Balance at end of period	762,471	742,614	762,471	742,614
Accumulated other comprehensive income
Balance at beginning of period	919	3,611	1,416	4,225
Currency translation adjustment	(663)	(2,038)	(1,160)	(2,652)
Balance at end of period	256	1,573	256	1,573
Total Oppenheimer Holdings Inc. stockholders' equity	$788,314	$779,659	$788,314	$779,659
Noncontrolling interest
Balance at beginning of period	433	2,555	722	2,069
Capital distribution to noncontrolling interest	171	—	171	—
Net loss attributable to noncontrolling interest	(168)	(846)	(321)	(360)
Change in redemption value of redeemable noncontrolling interests	(328)	—	(464)	—
Balance at end of period	108	1,709	108	1,709
Total stockholders' equity	$788,422	$781,368	$788,422	$781,368
Redeemable Noncontrolling Interests
Balance at beginning of period	25,557	127,765	25,466	127,765
Redemption of redeemable noncontrolling interests	(9)	—	(83)	—
Change in redemption value of redeemable noncontrolling interests	400	—	565	—
Balance at end of period	$25,948	$127,765	$25,948	$127,765

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2023	2022
Cash flows from operating activities
Net income	$4,896	$5,058
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	3,897	3,806
Deferred income taxes	2,485	3,026
Amortization of notes receivable	7,570	6,995
Amortization of debt issuance costs	110	126
Write-off of debt issuance costs	5	—
Provision for (reversal of) credit losses	(1)	94
Share-based compensation	7,773	(2,589)
Amortization of right-of-use lease assets	13,945	13,170
Gain on repurchase of senior secured notes	(51)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	1,397	(32,600)
Receivable from brokers, dealers and clearing organizations	(128,143)	2,004
Receivable from customers	136,326	(66,723)
Income tax receivable	(17,196)	—
Securities purchased under agreements to resell	—	935
Securities owned	(425,589)	13,232
Notes receivable	(10,948)	(12,111)
Other assets	(8,115)	24,394
Increase (decrease) in operating liabilities:
Drafts payable	21,734	10,020
Payable to brokers, dealers and clearing organizations	(128,603)	(33,590)
Payable to customers	(55,307)	(37,643)
Securities sold under agreements to repurchase	484,306	(106,354)
Securities sold but not yet purchased	18,333	182,694
Accrued compensation	(50,792)	(160,196)
Income tax payable	(4,130)	—
Accounts payable and other liabilities	(24,713)	(45,119)
Cash used in operating activities	(150,811)	(231,371)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(9,734)	(2,307)
Proceeds from the settlement of Company-owned life insurance	555	1,191
Cash used in investing activities	(9,179)	(1,116)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,325)	(3,730)
Repurchase of Class A non-voting common stock for cancellation	(7,285)	(46,375)
Payments for employee taxes withheld related to vested share-based awards	(5,907)	(2,251)
Addition to noncontrolling interests	171	—
Redemption of redeemable noncontrolling interests	(83)	—
Repurchase of senior secured notes	(1,000)	—
Increase in bank call loans	94,400	107,800
Cash provided by financing activities	76,971	55,444
Net decrease in cash, cash equivalents and restricted cash	(83,019)	(177,043)
Cash, cash equivalents and restricted cash, beginning of period	137,967	341,524
Cash, cash equivalents and restricted cash, end of period	$54,948	$164,481
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2023	2022
Cash and cash equivalents	$29,145	$36,606
Restricted cash	25,803	127,875
Total cash, cash equivalents and restricted cash	$54,948	$164,481
Schedule of non-cash financing activities
Employee share plan issuance	$9,062	$3,809
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$30,113	$5,776
Cash paid during the period for income taxes, net	$20,322	$22,750
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

Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., based on Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Upon IPO completion, funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million investment from the Sponsor, were held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”), pursuant to OHAA's certificate of incorporation. The cash held in the trust account is recorded in “Restricted Cash” on the consolidated balance sheet.

Transaction costs, which consisted of a net underwriting fee of $2.5 million and $0.5 million of other offering costs, were charged against the gross proceeds of the OHAA IPO consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of June 30, 2023, $25.8 million remained in the trust account that is recorded within “Restricted Cash” on the condensed consolidated balance sheet.

“Redeemable noncontrolling interests” of $25.9 million associated with the publicly-held OHAA Class A ordinary shares are recorded on the Company’s condensed consolidated balance sheet as of June 30, 2023 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests will be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership basis.

The public warrants and private warrants exercisable for OHAA Class A ordinary shares that were issued in connection with the OHAA IPO (the “OHAA Warrants”) qualify for equity accounting treatment under FASB ASC Topic 815.
Oppenheimer Principal Investments LLC
Oppenheimer Principal Investments LLC ("OPI") is a Delaware special purpose "Series" limited liability company formed in December 2020 and designed to retain and reward talented employees of the Company, primarily in connection with the deployment of Company capital into successful private market investments, and also in connection with the Company's receipt of non-cash compensation from investment banking assignments. OPI is designed to promote alignment of Company, client and employee interests as they relate to profitable investment opportunities. This program acts as an incentive for senior employees to identify attractive private investments for the Company and its clients, and as a retention tool for key employees of the Company. OPI treats its members as partners for tax purposes generally and with respect to the separate Series formed to participate in (i) the incentive fees generated by successful client investments in the Company's Private Market Opportunities program, or (ii) principal investments made by the Company or a portion of the gains thereon, either through the outright purchase of an investment or consideration earned in lieu of an investment banking fee or other transaction fee. Employees who become members of a Series receive a "profit interest", as that term is used in Internal Revenue Service (“IRS”) regulations, and receive an allocation of capital appreciation of the investment held by the particular Series that exceeds a threshold amount established for each Series. Participating employees are also subject to vesting and forfeiture requirements for each Series

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
investment. Vested profit interests are accounted for as compensation expense under FASB Topic ASC 710. Additionally, the Company’s policy is to consolidate those entities where it owns the majority voting interests. The Company owns the majority voting interest of OPI through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. Pursuant to the Company’s policy for consolidation, the Company consolidates OPI. See note 10 for details.

Noncontrolling interests represents ownership interests in the Sponsor of OHAA, OHAA Class A founder and Class A ordinary shares held by management and employees of the Company, as well as OHAA Class B shares held by directors and officers of OHAA and an employee of the Company. Noncontrolling interests also include publicly-held warrants to purchase OHAA Class A ordinary shares.

For the six months ended June 30, 2023 and June 30, 2022, the net loss (net of taxes) attributed to noncontrolling interests was $321,000 and $360,000, respectively.

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

As of June 30, 2023, the Company had $60.9 million of notes receivable ($57.5 million as of December 31, 2022). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and six months ended June 30, 2023, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2023, the uncollected balance of defaulted notes was $6.2 million and the allowance for uncollectibles was $3.8 million. The allowance for uncollectibles consisted of $2.2 million related to defaulted notes balances (five years and older) and $1.6 million related to defaulted notes balances (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the disaggregation of defaulted notes by year of default as of June 30, 2023:

(Expressed in thousands)
As of June 30, 2023

2023	$1,130
2022	285
2021	1,899
2020	423
2019	323
2018 and prior	2,176
Total	$6,236

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended June 30, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$4,051	$5,247	$4,327	$4,923
Additions and other adjustments	(237)	(141)	(513)	183
Ending balance	$3,814	$5,106	$3,814	$5,106

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

As of June 30, 2023, the Company had right-of-use operating lease assets of $154.8 million (net of accumulated amortization of $90.1 million) which are comprised of real estate leases of $152.0 million (net of accumulated amortization of $87.7 million) and equipment leases of $2.8 million (net of accumulated amortization of $2.4 million). As of June 30, 2023, the Company had

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
operating lease liabilities of $196.9 million which are comprised of real estate lease liabilities of $194.1 million and equipment lease liabilities of $2.8 million. The Company had no finance leases as of June 30, 2023.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of June 30, 2023 and December 31, 2022, respectively:

	As of
	June 30, 2023	December 31, 2022

Weighted average remaining lease term (in years)	6.86	6.82
Weighted average discount rate	7.05%	6.66%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2023 and June 30, 2022, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,686	$6,189	$13,125	$12,346
Real estate leases - Interest expense	3,398	3,267	6,607	6,623
Equipment leases - Right-of-use lease asset amortization	431	410	853	824
Equipment leases - Interest expense	47	35	93	67

The maturities of lease liabilities as of June 30, 2023 and December 31, 2022 are as follows:

(Expressed in thousands)
	As of
	June 30, 2023	December 31, 2022
2023	$22,196	$42,343
2024	43,123	38,018
2025	37,174	31,684
2026	34,753	29,671
2027	33,205	28,178
After 2027	79,433	58,146
Total lease payments	$249,884	$228,040
Less interest	(52,950)	(45,470)
Present value of lease liabilities	$196,934	$182,570

As of June 30, 2023, the Company had $9.3 million of additional real estate operating leases that have not yet commenced ($40.2 million as of December 31, 2022).

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2023 and 2022:

(Expressed in thousands)	For the Three Months Ended June 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$37,666	$—	$43,154	$8	$80,828
Mutual fund and insurance income	7,711	—	1	4	7,716
Advisory fees	78,811	22,196	—	8	101,015
Investment banking - capital markets	1,688	—	7,345	—	9,033
Investment banking - advisory	—	—	10,945	—	10,945
Bank deposit sweep income	44,060	—	—	—	44,060
Other	3,284	—	594	21	3,899
Total revenue from contracts with customers	173,220	22,196	62,039	41	257,496
Other sources of revenue:
Interest	22,403	—	4,109	808	27,320
Principal transactions, net	1,072	—	13,410	1,771	16,253
Other	4,550	2	24	544	5,120
Total other sources of revenue	28,025	2	17,543	3,123	48,693
Total revenue	$201,245	$22,198	$79,582	$3,164	$306,189

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Three Months Ended June 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$38,108	$—	$48,425	$6	$86,539
Mutual fund and insurance income	7,808	—	1	30	7,839
Advisory fees	83,085	24,311	—	9	107,405
Investment banking - capital markets	2,359	—	6,010	—	8,369
Investment banking - advisory	—	—	8,284	—	8,284
Bank deposit sweep income	14,845	—	—	—	14,845
Other	4,807	—	479	66	5,352
Total revenue from contracts with customers	151,012	24,311	63,199	111	238,633
Other sources of revenue:
Interest	10,369	—	1,392	28	11,789
Principal transactions, net	(2,233)	—	6,564	(3,073)	1,258
Other	(14,677)	4	119	96	(14,458)
Total other sources of revenue	(6,541)	4	8,075	(2,949)	(1,411)
Total revenue	$144,471	$24,315	$71,274	$(2,838)	$237,222

(Expressed in thousands)	For the Six Months Ended June 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$76,590	$—	83,201	14	$159,805
Mutual fund and insurance income	15,423	—	5	8	15,436
Advisory fees	155,394	46,150	—	15	201,559
Investment banking - capital markets	3,475	—	15,586	—	19,061
Investment banking - advisory	—	—	38,882	—	38,882
Bank deposit sweep income	92,969	—	—	—	92,969
Other	7,277	—	1,100	118	8,495
Total revenue from contracts with customers	351,128	46,150	138,774	155	536,207
Other sources of revenue:
Interest	42,982	—	7,138	2,141	52,261
Principal transactions, net	2,121	—	23,814	3,808	29,743
Other	8,435	7	138	1,077	9,657
Total other sources of revenue	53,538	7	31,090	7,026	91,661
Total revenue	$404,666	$46,157	$169,864	$7,181	$627,868

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$81,463	$—	95,061	17	$176,541
Mutual fund and insurance income	16,130	—	6	22	16,158
Advisory fees	171,613	51,424	117	17	223,171
Investment banking - capital markets	5,665	—	19,234	—	24,899
Investment banking - advisory	35	—	30,189	—	30,224
Bank deposit sweep income	19,199	—	—	—	19,199
Other	7,642	—	797	188	8,627
Total revenue from contracts with customers	301,747	51,424	145,404	244	498,819
Other sources of revenue:
Interest	18,517	—	2,685	104	21,306
Principal transactions, net	(4,166)	—	8,080	(292)	3,622
Other	(20,780)	8	156	119	(20,497)
Total other sources of revenue	(6,429)	8	10,921	(69)	4,431
Total revenue	$295,318	$51,432	$156,325	$175	$503,250

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
The Company had receivables related to revenue from contracts with customers of $34.3 million and $32.8 million at June 30, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the three months ended June 30, 2023.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.86 million and $900,000 at June 30, 2023 and December 31, 2022, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	As of
	June 30, 2023	December 31, 2022
Contract assets (receivables):
Commission (1)	$5,596	$3,533
Mutual fund income (2)	5,208	4,993
Advisory fees (3)	4,309	5,368
Bank deposit sweep income (4)	6,434	9,057
Investment banking fees (5)	6,710	5,136
Other	5,995	4,686
Total contract assets	$34,252	$32,773
Deferred revenue (payables):
Investment banking fees (6)	$1,507	$900
IRA fees (7)	1,353	—
Total deferred revenue	$2,860	$900
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average number of shares outstanding	11,016,430	11,980,115	11,054,306	12,222,527
Net dilutive effect of share-based awards, treasury stock method (1)	—	—	857,073	919,011
Diluted weighted average number of shares outstanding	11,016,430	11,980,115	11,911,379	13,141,538

Net income (loss) attributable to Oppenheimer Holdings Inc.	$(9,400)	$(3,874)	$5,217	$5,418

Earnings (Loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$(0.85)	$(0.32)	$0.47	$0.44
Diluted	$(0.85)	$(0.32)	$0.44	$0.41

(1) For the three months ended June 30, 2023, the diluted net loss per share computation did not include the anti-dilutive effect of 1,138,992 shares of Class A Stock granted under share-based compensation arrangements. For the six months ended June 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 281,810 shares of Class A Stock granted under share-based compensation arrangements. For the three months ended June 30, 2022, the diluted net loss per share computation did not include the anti-dilutive effect of 1,267,733 shares of Class A Stock granted under share-based

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
compensation arrangements. For the six months ended June 30, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 4,100 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2023	December 31, 2022
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$255,568	$127,817
Receivable from brokers	48,354	49,125
Clearing organizations and other	24,789	20,036
Securities failed to deliver	5,509	9,099
Total	$334,220	$206,077
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$336,513	$320,843
Securities failed to receive	5,656	62,646
Payable to brokers	553	123
Clearing organizations and other (1)	78,681	166,394
Total	$421,403	$550,006
(1) The balances are primarily related to trade date / settlement date adjustments for positions in inventory.

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

Auction Rate Securities ("ARS")
Background
In February 2010, Oppenheimer finalized settlements with each of the New York Attorney General's office and the Massachusetts Securities Division (collectively, the "Regulators") concluding proceedings by the Regulators concerning Oppenheimer's marketing and sale of ARS. Pursuant to the settlements with the Regulators, Oppenheimer agreed to extend offers to repurchase ARS from certain of its clients. As of September 30, 2021, the Company had completed its ARS purchase obligations related to the settlements with the Regulators. In addition to the settlements with the Regulators, Oppenheimer had also reached settlements of and received adverse awards in legal proceedings with various clients where the Company was obligated to purchase ARS. As of June 30, 2023, the Company no longer had any obligations to purchase ARS from such legal settlements or adverse awards.
As of June 30, 2023, the Company owned $31.7 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks pursuant to the settlements with the Regulators and legal settlements and awards referred to above.
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

As of June 30, 2023, the Company had a valuation allowance totaling $5.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment.
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2023:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$520	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	12,173	2,705	N/A	N/A
	$12,693	$2,705
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

The Company owns an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of June 30, 2023, the fair value of the investment was $6.2 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2023, and December 31, 2022, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$27,675	$—	$—	$27,675
Securities owned:
U.S. Treasury securities	719,574	—	—	719,574
U.S. Agency securities	—	5,919	—	5,919
Corporate debt and other obligations	—	10,544	—	10,544
Mortgage and other asset-backed securities	—	3,867	—	3,867
Municipal obligations	—	91,648	—	91,648
Convertible bonds	—	28,581	—	28,581
Corporate equities	31,887	—	—	31,887
Money markets	—	487	—	487
Auction rate securities	—	—	31,682	31,682
Securities owned, at fair value	751,461	141,046	31,682	924,189
Investments (1)	5,454	11,713	—	17,167
Derivative contracts:
TBAs	—	4,734	—	4,734
Derivative contracts, total	—	4,734	—	4,734
Total	$784,590	$157,493	$31,682	$973,765
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$41,737	$—	$—	$41,737
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	2,782	—	2,782
Convertible bonds	—	9,857	—	9,857
Corporate equities	16,723	—	—	16,723
Securities sold but not yet purchased, at fair value	58,460	12,641	—	71,101
Derivative contracts:
Futures	3,057	—	—	3,057
TBAs	—	4,696	—	4,696
Derivative contracts, total	3,057	4,696	—	7,753
Total	$61,517	$17,337	$—	$78,854
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2023 and 2022:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2023
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,776	$6	$—	$(100)	$—	$31,682
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,804	(27)	200	—	—	31,977
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2023
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,776	6	—	(100)	—	31,682
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,804	(27)	200	—	—	31,977
(1) Represents auction rate securities that failed in the auction rate market.

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

Assets and liabilities not measured at fair value as of June 30, 2023:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$29,145	$29,145	$—	$—	$29,145
Restricted cash	25,803	25,803	—	—	25,803
Deposits with clearing organization	48,619	48,619	—	—	48,619
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	255,568	—	255,568	—	255,568
Receivables from brokers	48,354	—	48,354	—	48,354
Securities failed to deliver	5,509	—	5,509	—	5,509
Clearing organizations and other	24,751	—	24,751	—	24,751
	334,182	—	334,182	—	334,182
Receivable from customers	1,066,439	—	1,066,439	—	1,066,439
Notes receivable, net	60,873	—	60,873	—	60,873
Investments (1)	87,826	—	87,826	—	87,826
(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $86 million of this balance. This balance is included within other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,734	$21,734	$—	$—	$21,734
Bank call loans	94,400	—	94,400	—	94,400
Payables to brokers, dealers and clearing organizations:
Securities loaned	336,513	—	336,513	—	336,513
Payable to brokers	553	—	553	—	553
Securities failed to receive	5,656	—	5,656	—	5,656
Clearing organization and other	75,624	—	75,624	—	75,624
	418,346	—	418,346	—	418,346
Payables to customers	401,168	—	401,168	—	401,168
Securities sold under agreements to repurchase	645,315	—	645,315	—	645,315
Senior secured notes	113,050	—	107,702	—	107,702

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2022:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash	$112,433	$112,433	$—	$—	$112,433
Restricted cash	25,534	25,534	—	—	25,534
Deposits with clearing organization	52,754	52,754	—	—	52,754
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	127,817	—	127,817	—	127,817
Receivables from brokers	49,125	—	49,125	—	49,125
Securities failed to deliver	9,099	—	9,099	—	9,099
Clearing organizations	20,035	—	20,035	—	20,035
	206,076	—	206,076	—	206,076
Receivable from customers	1,202,764	—	1,202,764	—	1,202,764
Securities purchased under agreements to resell	—	—	—	—	—
Notes receivable, net	57,495	—	57,495	—	57,495
Investments (1)	79,322	—	79,322	—	79,322
(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $77 million of this balance. This balance is included within other assets on the condensed consolidated balance sheet.

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

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of June 30, 2023, the Company had no repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
Derivative Instruments and Hedging Activities

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

The notional amounts and fair values of the Company's derivatives as of June 30, 2023 and December 31, 2022 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2023
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$5,525	$4,734
		$5,525	$4,734
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$8,117,000	$3,057
Other contracts	TBAs	5,525	4,696
	Forward repurchase agreements	104,000	—
		$8,226,525	$7,753

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and six months ended June 30, 2023 and 2022:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,529
Other contracts	Foreign exchange forward contracts	Other revenue	(7)
	TBAs	Principal transactions revenue, net	36
			$3,558
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$1,328
Other contracts	Foreign exchange forward contracts	Other revenue	(20)
	TBAs	Principal transactions revenue, net	(6)
			$1,302

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,739
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
	TBAs	Principal transactions revenue, net	38
			$3,769

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,519
Other contracts	Foreign exchange forward contracts	Other revenue	(20)
	TBAs	Principal transactions revenue, net	56
			$3,555
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2023, the outstanding balance of bank call loans was $94.4 million (zero as of December 31, 2022). Such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $45.5 million and $64.4 million, respectively.
As of June 30, 2023, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $229.7 million under securities loan agreements.
As of June 30, 2023, the Company had pledged $261.8 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2023, the Company had no outstanding letters of credit.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2023:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government	$685,436
Securities loaned:
Equity securities	336,513
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,021,949
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2023 and December 31, 2022:

As of June 30, 2023
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$40,122	$(40,122)	$—	$—	$—	$—
Securities borrowed (1)	255,568	—	255,568	(252,975)	—	2,593
Total	$295,690	$(40,122)	$255,568	$(252,975)	$—	$2,593
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$685,436	$(40,122)	$645,314	$(643,479)	$—	$1,835
Securities loaned (2)	336,513	—	336,513	(328,171)	—	8,342
Total	$1,021,949	$(40,122)	$981,827	$(971,650)	$—	$10,177
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2022
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$28,012	$(28,012)	$—	$—	$—	$—
Securities borrowed (1)	127,817	—	127,817	(127,365)	—	452
Total	$155,829	$(28,012)	$127,817	$(127,365)	$—	$452
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$189,021	$(28,012)	$161,009	$(157,981)	$—	$3,028
Securities loaned (2)	320,843	—	320,843	(308,535)	—	12,308
Total	$509,864	$(28,012)	$481,852	$(466,516)	$—	$15,336
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
The Company elects the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of June 30, 2023, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2023, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $250.7 million ($124.1 million as of December 31, 2022) and $40.0 million ($28.0 million as of December 31, 2022), respectively, of which the Company has sold and re-pledged approximately $95.5 million ($39.4 million as of December 31, 2022) under securities loaned transactions and $40.0 million under repurchase agreements ($28.0 million as of December 31, 2022).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $660.0 million, as presented on the face of the condensed consolidated balance sheet as of June 30, 2023 ($175.7 million as of December 31, 2022).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2023 were receivables from two major U.S. broker-dealers totaling approximately $125.9 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2023 are with the FICC. In addition, the Company clears its non-U.S. international equities business

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2023, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent their maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the condensed consolidated balance sheet. As of June 30, 2023, the Company did not have any hedge funds and private equity funds that are VIEs.
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
On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of June 30, 2023, $25.8 million remained in the trust account that is recorded within “Restricted Cash” on the consolidated balance sheet.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of June 30,
	2023	2022
Asset
Cash and cash equivalents	$5,487	$1,458
Restricted Cash	25,803	127,875
Other Assets	2,297	568
Total Assets	$33,587	$129,901
Liabilities
Other Liabilities	821	123
Total Liabilities	$821	$123

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2023	December 31, 2022
5.50% Senior Secured Notes	10/1/2025	$113,050	$114,050
Unamortized Debt Issuance Cost		(501)	(616)
		$112,549	$113,434
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

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of June 30, 2023, $113.05 million aggregate principal amount of the Notes remain outstanding.

The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, the issuance of guarantees, mergers and acquisitions and the granting

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of June 30, 2023, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and six months ended June 30, 2023 was $1.6 million and $3.1 million, respectively. Interest expense on the Notes for the three and six months ended June 30, 2022 was $1.7 million and $3.4 million, respectively.

12. Income taxes

The effective income tax rate for the three and six months ended June 30, 2023 was 18.2% and 33.4% respectively, compared with 23.5% and 37.1% for the three and six months ended June 30, 2022 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the second quarter of 2023 was impacted by permanent items and nondeductible foreign losses.

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Class A Stock outstanding, beginning of period	10,975,723	12,156,174	10,868,556	12,447,036
Issued pursuant to share-based compensation plans	4,987	—	207,209	86,451
Repurchased and canceled pursuant to the stock buy-back	(96,135)	(885,230)	(191,190)	(1,262,543)
Class A Stock outstanding, end of period	10,884,575	11,270,944	10,884,575	11,270,944

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

During the three months ended June 30, 2023, the Company purchased and canceled an aggregate of 96,135 shares of Class A Stock for a total consideration of $3.6 million ($37.43 per share) under this program. During the six months ended June 30, 2023, the Company purchased and canceled an aggregate of 191,190 shares of Class A Stock for a total consideration of $7.3 million ($38.11 per share) under this program. During the three months ended June 30, 2022, the Company purchased and canceled an aggregate of 885,230 shares of Class A Stock for a total consideration of $30.2 million ($34.13 per share) under this program. During the six months ended June 30, 2022, the Company purchased and canceled an aggregate of 1,262,543 shares of Class A Stock for a total consideration of $46.4 million ($36.73 per share) under this program. As of June 30, 2023, 495,844 shares remained available to be purchased under the share repurchase program.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $31 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On November 18, 2022, the Company received an information request from the SEC requesting information relating to the use of text messaging and similar forms of electronic communications by employees of the Company and whether those communications were properly retained by the Company as part of its records preservation requirements relating to the broker-dealer or investment adviser business activities of the Company. Subsequently, the Company received a similar information request from the Commodity Futures Trading Commission (“CFTC”). The Company has submitted multiple responses to the information request and continues to cooperate with the SEC and CFTC inquiries.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in forty-five arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III,

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Each investor who was an Oppenheimer client, signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. The fourteen arbitrations still pending that claim specific monetary damages and allege losses of approximately $13.9 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Oppenheimer has settled, or settled in principle or an award has been rendered in thirty-one of the Horizon-related arbitrations, with approximately one hundred eight individual complainants. The aggregate payments for those thirty-one arbitrations total approximately $78.5 million.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the Plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico and Surrey Lane Partners GP LLC, as general Partner of Surrey Lane Partners, Ltd. v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the Plaintiffs were Oppenheimer customers. All of the Plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer sounding in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against such claim.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2023, the net capital of Oppenheimer as calculated under the Rule was $417.5 million or 36.66% of Oppenheimer's aggregate debit items. This was $394.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined.
As of June 30, 2023, Freedom had net capital of $4.2 million, which was $4.1 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2023, the capital required and held under the FCA’s Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 91% (required 56.0%);
•Tier 1 Capital ratio 91% (required 75.0%); and
•Total Capital ratio 127% (required 100.0%).

Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of June 30, 2023, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of June 30, 2023, the regulatory capital of Oppenheimer Investments Asia Limited was $4.4 million, which was $4.0 million in excess of the $382,854 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2023, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three months ended June 30, 2023 and 2022. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Private client (1)	$201,245	$144,471	$404,666	$295,318
Asset management (1)	22,198	24,315	46,157	51,432
Capital markets	79,582	71,274	169,864	156,325
Corporate/Other	3,164	(2,838)	7,181	175
Total	$306,189	$237,222	$627,868	$503,250
Pre-Tax Income (Loss)
Private client (1)	$20,794	$38,800	$75,250	$62,946
Asset management (1)	6,533	8,120	13,014	17,594
Capital markets	(14,051)	(17,935)	(29,528)	(16,769)
Corporate/Other	(24,975)	(35,154)	(51,386)	(55,727)
Total	$(11,699)	$(6,169)	$7,350	$8,044
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2023 and 2022 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Americas	$295,496	$225,500	$605,285	$477,410
Europe/Middle East	10,108	10,474	20,968	22,451
Asia	585	1,248	1,615	3,389
Total	$306,189	$237,222	$627,868	$503,250

17.    Subsequent events
On July 28, 2023, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on August 25, 2023 to holders of Class A Stock and Class B Stock of record on August 11, 2023.
On May 31, 2023, the Company announced the commencement of a modified “Dutch Auction” tender offer to purchase up to $30.0 million of its Class A non-voting common stock at a price not less than $34.00 per share or more than $40.00 per share. The Company completed its repurchases pursuant to the tender offer on July 6, 2023, when it successfully repurchased and cancelled 437,183 shares of Class A non-voting common stock at $40.00 per share for an aggregate purchase price of $17.49 million. As a result, the Company had 10,447,392 shares outstanding on July 6, 2023 after the purchase.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2023, we provided our services from 92 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany, Portugal and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At June 30, 2023, client assets under management ("AUM") totaled $41.2 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the firm. Client assets under administration ("CAUA") as of June 30, 2023 totaled $113.2 billion. CAUA includes AUM and the other assets for which the firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., from time to time we may offer syndication as well as trading of issued syndicated corporate loans. At June 30, 2023, the Company employed 3,011 employees (2,897 full-time, 47 part-time and 67 summer interns), of whom 964 were financial advisors.

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
The Company also reviews its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.
Impact of Change in Short-term Interest Rates
At its May 2023 meeting, the Federal Reserve ("FED") remained committed to tightening monetary policy as a means to lower inflation and, as a result, increased the Federal Funds rate by 25 basis points to a new target range of 5.00% to 5.25%. While several macroeconomic factors continued to suggest that further policy action would be necessary to cool the economy to achieve its 2% inflation target, the FED decided against enacting further rate increases for the first time in 10 meetings at its meeting in June, largely out of caution to see how the existing rate increases have impacted the broader economy and to prevent overtightening in light of the collapse of three midsized banks in the spring. However, based on a continuation of strong employment and other positive economic data throughout the quarter, it is likely that another rate increase will occur in the third quarter of 2023. The increases in the Federal funds rate are favorable to the Company's interest-based revenue. While increases in interest rates will increase fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, such increases may be offset to some extent if the cash sweep balances continue to decrease as clients seek higher-yielding investments. These rate increases will also increase the rates the Company charges on margin balances and have a positive impact on our earnings.
“Dutch auction” Tender Offer
On May 31, 2023, the Company announced the commencement of a modified “Dutch Auction” tender offer to purchase up to $30.0 million of its Class A non-voting common stock at a price not less than $34.00 per share or more than $40.00 per share. The purpose of the tender offer, among others, was to assure that sufficient liquidity existed for our stockholders that may be required to sell Class A shares when they were removed from the Russell 2000 and 3000 indices. The Company was advised that, as a result of the fact that voting rights are exclusively associated with the Company’s Class B voting common stock, which does not publicly trade, the Company’s Class A non-voting common stock was to be removed from the Russell 2000 and Russell 3000 on June 23, 2023. The Company completed its repurchases pursuant to the tender offer on July 6, 2023, when it successfully repurchased and cancelled 437,183 shares of Class A non-voting common stock for an aggregate purchase price of $17.49 million. As a result, the Company had 10,447,392 shares outstanding on July 6, 2023 after the purchase.
EXECUTIVE SUMMARY

The growth in our total revenue highlighted the ability of our diversified business mix to successfully operate in a mixed but still growing economy. While our operating businesses performed quite well, the Company’s overall results were adversely impacted by the accrual of a significant legal reserve related to a previously disclosed matter. We believe that this reserve will permit us to cover anticipated costs related to the matter, even though the reserve created a net loss for the quarter. During the quarter, the markets performed better than expected, as the S&P 500 and Nasdaq continued to advance upward in large part due to investor enthusiasm for generative A.I. tech stocks. On the economic front, unemployment hovered near historic lows and strong consumer spending on travel and services continued to buoy the economy along with increases in wages. The Federal Reserve continued its 15-month tightening campaign, though at a moderated pace, owing to encouraging inflationary trends and general reservations about over-tightening in light of the earlier regional bank failures.

These conditions strongly aided our Wealth Management business, where interest sensitive margin interest and sweep revenue registered large increases from the prior year and AUM began approaching levels reached prior to last year’s market decline. The lack of speculative activity resulted in continued lower transaction-based commission revenue. Capital Markets’ operating results showed modest improvement with higher M&A advisory fees, equities underwriting and sales and trading revenue offsetting lower fixed income underwriting revenue, as continued uncertainty and higher interest rates limited issuances.

The Company’s balance sheet and capital position remain strong, with ample levels of liquidity. During the second quarter, the Company purchased 96,135 shares (1%) of its Class A Stock at an average price of $37.43 per share in the open market under its share repurchase program. This resulted in 10,884,575 shares of Class A Stock remaining outstanding at June 30, 2023. The Company also launched a “Dutch auction” tender offer during the quarter through which it committed to repurchase an additional 437,183 shares at a price of $40.00 per share. The repurchase of shares in conjunction with the tender offer was completed in July and after adjusting for shares repurchased under the Tender Offer, there were 10,447,392 shares of Class A Stock remaining outstanding at July 6, 2023. Both of these actions permitted us to reach record levels in book value and tangible book value per share. We remain confident in our businesses and ability to continue delivering value to our stakeholders.

RESULTS OF OPERATIONS
The Company reported a net loss of $9.4 million or $(0.85) per share for the second quarter of 2023, compared with a loss of $3.9 million or $(0.32) per share for the second quarter of 2022. Revenue for the second quarter of 2023 was $306.2 million, an increase of 29.1% compared to revenue of $237.2 million for the second quarter of 2022.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2023	2Q-2022	Change	% Change
Revenue	$306,189	$237,222	$68,967	29.1
Compensation expense	$187,224	$177,979	$9,245	5.2
Non-compensation expense	$130,664	$65,412	$65,252	99.8
Pre-Tax (Loss)	$(11,699)	$(6,169)	$(5,530)	89.6
Income Taxes (Benefit)	$(2,131)	$(1,449)	$(682)	47.1
Net (Loss) (1)	$(9,400)	$(3,874)	$(5,526)	142.6

(Loss) per share (basic) (1)	$(0.85)	$(0.32)	$(0.53)	165.6
(Loss) per share (diluted) (1)	$(0.85)	$(0.32)	$(0.53)	165.6

Book Value Per Share	$71.77	$68.57	$3.20	4.7
Tangible Book Value Per Share (2)	$56.29	$53.62	$2.67	5.0
Class A Shares Outstanding	10,884,575	11,270,944	(386,369)	(3.4)

AUA ($ billions)	$113.2	$104.0	$9.2	8.8
AUM ($ billions)	$41.2	$37.1	$4.1	11.1
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights

•Increased revenue for the second quarter of 2023 is primarily driven by a rise in interest sensitive income, including margin interest and bank deposit sweep income.
•The second quarter 2023 net loss is primarily attributable to an increase in non-compensation expenses, which was mostly driven by the accrual of a significant legal reserve associated with a previously disclosed matter.
•Assets under administration and under management were both at higher levels at June 30, 2023 when compared with the same period last year, benefiting from market appreciation and positive net asset flows.
•The Company repurchased 96,135 shares of Class A Stock during the second quarter of 2023 under its previously announced share repurchase program, or approximately 1% of shares outstanding at year-end.
•The Company also launched a “Dutch auction” tender offer, which resulted in the repurchase and retirement of an additional 437,183 shares of Class A non-voting common stock when the transaction closed in July 2023.
•Book value and tangible book value per share increased from the prior year period primarily as a result of share repurchases.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and six months ended June 30, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Revenue
Private Client	$201,245	$144,471	39.3	$404,666	$295,318	37.0
Asset Management	22,198	24,315	(8.7)	46,157	51,432	(10.3)
Capital Markets	79,582	71,274	11.7	169,864	156,325	8.7
Corporate/Other	3,164	(2,838)	*	7,181	175	4,003.4
Total	$306,189	$237,222	29.1	$627,868	$503,250	24.8

Pre-Tax Income (Loss)
Private Client	$20,794	$38,800	(46.4)	$75,250	$62,946	19.5
Asset Management	6,533	8,120	(19.5)	13,014	17,594	(26.0)
Capital Markets	(14,051)	(17,935)	(21.7)	(29,528)	(16,769)	76.1
Corporate/Other	(24,975)	(35,154)	(29.0)	(51,386)	(55,727)	(7.8)
Total	$(11,699)	$(6,169)	89.6	$7,350	$8,044	(8.6)
*Percentage not meaningful

Private Client

Private Client reported revenue for the current quarter of $201.2 million, 39.3% higher when compared with the prior year period. Pre-tax income was $20.8 million, compared with pre-tax income of $38.8 million in the prior year period. Financial advisor headcount at the end of the current quarter was 964 compared to 990 at the end of the second quarter of 2022.

('000s, except Financial advisor headcount or otherwise indicated)
	2Q-2023	2Q-2022	Change	% Change
Revenue	$201,245	$144,471	$56,774	39.3
Retail commissions	$45,377	$45,916	$(539)	(1.2)
Advisory fee revenue	$78,811	$83,085	$(4,274)	(5.1)
Bank deposit sweep income	$44,060	$14,845	$29,215	197
Interest	$22,403	$10,369	$12,034	116.1
Other	$10,594	$(9,744)	$20,338	*

Total Expenses	$180,451	$105,671	$74,780	70.8
Compensation	$99,528	$77,342	$22,186	28.7
Non-compensation	$80,923	$28,329	$52,594	185.7

Pre-tax Income	$20,794	$38,800	$(18,006)	(46.4)

Compensation Ratio	49.5%	53.5%	(400)	(7.5)
Non-compensation Ratio	40.2%	19.6%	2,060	105.1
Pre-tax Margin	10.3%	26.9%	(16.6)%	(61.7)

Asset Under Administration (billions)	$113.2	$104.0	$9.2	8.8
Cash Sweep Balances (billions)	$3.9	$7.5	$(3.6)	(48.0)
*Percentage not meaningful

•Retail commissions were flat compared with the prior year quarter due to continued lower retail trading activity.
•Advisory fees decreased 5.1% from a year ago primarily due to lower AUM during the billing period for the current quarter when compared to the second quarter of last year.
•Bank deposit sweep income increased $29.2 million or 197% from a year ago due to higher short-term interest rates partially offset by lower cash sweep balances.
•Interest revenue approached record level and increased 116.1% from a year ago due to higher short-term interest rates.
•Other revenue increased primarily due to increases in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies' underlying investments.
•Compensation expenses increased 28.7% from a year ago primarily due to higher share-based and deferred compensation costs.
•Non-compensation expenses increased substantially (185.7%) from a year ago primarily due to additional accrual of a significant legal reserve associated with a previously disclosed matter.

Asset Management
Asset Management reported revenue for the current quarter of $22.2 million, 8.7% lower when compared with the prior year period. Pre-tax income was $6.5 million, a decrease of 19.5% compared with the prior year period.

('000s unless otherwise indicated)	2Q-2023	2Q-2022	Change	% Change
Revenue	$22,198	$24,315	$(2,117)	(8.7)
Advisory fee revenue	$22,196	$24,311	$(2,115)	(8.7)
Other	$2	$4	$(2)	(50.0)

Total Expenses	$15,664	$16,195	$(531)	(3.3)
Compensation	$6,283	$6,697	$(414)	(6.2)
Non-compensation	$9,381	$9,498	$(117)	(1.2)

Pre-tax Income	$6,534	$8,120	$(1,586)	(19.5)

Compensation Ratio	28.3%	27.5%	80	2.9
Non-compensation Ratio	42.3%	39.1%	320	8.2
Pre-tax Margin	29.4%	33.4%	(4.0)%	(12.0)

AUM (billions)	$41.2	$37.1	$4.1	11.1
•Advisory fees decreased 8.7% from a year ago due to reduced management fees resulting from the lower net value of billable AUM during the quarter.
•AUM increased to $41.2 billion at June 30, 2023, which is the basis for advisory fee billings for July 2023.
•The increase in AUM was comprised of higher asset values of $3.7 billion on existing client holdings and a net contribution of $0.4 billion in new assets.
•Compensation expenses were down 6.2% from a year ago which was primarily related to decreases in incentive compensation.
•Non-compensation expenses were down 1.2% when compared to the prior year period mostly due to lower external portfolio management costs which are directly related to the decrease in billable AUM, partially offset by higher communication and technology expenses.

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2023:

(Expressed in millions)
	For the Three Months Ended June 30, 2023
Fund Type	Beginning Balance	Contributions		Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$33,698	$1,604		$(1,522)	$1,663	$35,443
Institutional Fixed Income (2)	841	1	-17	(17)	2	827
Alternative Investments:
Hedge funds (3)	3,246	45		(20)	128	3,399
Private Equity Funds (4)	1,188	11		(20)	4	1,183
Portfolio Enhancement Program (5)	332	—		(9)	—	323
	$39,305	$1,661		$(1,588)	$1,797	$41,175
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

Capital Markets
Capital Markets reported revenue for the current quarter of $79.6 million, 11.7% higher when compared with the prior year period. Pre-tax loss was $14.1 million, compared with a pre-tax loss of $17.9 million in the prior year period.

('000s)	2Q-2023	2Q-2022	Change	% Change
Revenues	$79,582	$71,274	$8,308	11.7

Investment Banking	$18,749	$14,699	$4,050	27.6
Advisory fees	$10,945	$8,284	$2,661	32.1
Equities underwriting	$5,478	$2,751	$2,727	99.1
Fixed income underwriting	$1,867	$3,259	$(1,392)	(42.7)
Other	$459	$405	$54	13.3

Sales and Trading	$60,216	$55,978	$4,238	7.6
Equities	$34,453	$37,126	$(2,673)	(7.2)
Fixed Income	$25,763	$18,852	$6,911	36.7

Other	$617	$597	$20	3.4

Total Expenses	$93,633	$89,209	$4,424	5.0
Compensation	$61,255	$67,172	$(5,917)	(8.8)
Non-compensation	$32,378	$22,037	$10,341	46.9

Pre-tax Loss	$(14,051)	$(17,935)	$3,884	(21.7)

Compensation Ratio	77.0%	94.2%	(1,720)	(18.3)
Non-compensation Ratio	40.7%	30.9%	980	31.7
Pre-tax Margin	(17.7)%	(25.2)%	7.5%	(29.8)

•Advisory fees earned from investment banking activities increased 32.1% compared with a year ago due to an increase in M&A transactions.
•Equities underwriting fees modestly increased by $2.7 million when compared with a year ago, when IPO and secondary offerings were at historically low levels industry-wide.
•Fixed income underwriting fees were down 42.7% compared with a year ago primarily driven by lower deal volumes during the second quarter of 2023.
•Equities sales and trading revenue decreased 7.2% compared with a year ago due to reduced volumes as a result of lower market volatility.
•Fixed income sales and trading revenue increased by 36.7% compared with a year ago primarily due to an increase in trading income attributable to higher volumes.
•Compensation expenses decreased 8.8% compared with a year ago primarily due to decreased incentive compensation.
•Non-compensation expenses were 46.9% higher than a year ago primarily due to an increase in interest expense in financing inventories.

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
During the six months ended June 30, 2023, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2023, total assets increased by 13.9% from December 31, 2022. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2023, the Company had bank call loans of $94.4 million compared to zero at December 31, 2022. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.4 million and $382,854, respectively, at June 30, 2023. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
During the first quarter of 2023, the Company repurchased and subsequently cancelled $1.0 million of the Notes, recognizing a small extinguishment gain. As of June 30, 2023, $113.05 million aggregate principal amount of the Notes remains outstanding.
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
The following tables present the results of operations for the six months ended June 30, 2023 and the balance sheet at June 30, 2023 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
June 30, 2023
Total Assets	$2,044,507
Due From Non-Guarantor Subsidiary	17,554
Total Liabilities	556,574
Due To Non-Guarantor Subsidiary	20,624

For the Six Months Ended
June 30, 2023
Total Revenue	$5,258
Pre-Tax Income (Loss)	(270)
Net Income (Loss)	(642)

On June 17, 2021, S&P upgraded the Company's Corporate Family rating and rating on the Unregistered Notes from 'B+' with a stable outlook to 'BB-' with a stable outlook. On August 23, 2021, Moody’s upgraded the Company's Corporate Family rating and the rating on the Unregistered Notes from “B1” with a stable outlook to “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the ARS, are mainly comprised of actively trading readily marketable securities. We issued $1.5 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2023 ($5.1 million for the three months ended June 30, 2022) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At June 30, 2023, the Company had $94.4 million of bank call loans (zero at December 31, 2022). The average daily bank loan outstanding for the three and six months ended June 30, 2023 was $77.8 million and $67.7 million, respectively ($111.5 million and $99.4 million for the three and six months ended June 30, 2022). The largest daily bank loans outstanding for the three and six months ended June 30, 2023 was $153.3 million and $167.3 million, respectively ($226.6 million for both the three and six months ended June 30, 2022).

At June 30, 2023, securities loan balances totaled $336.5 0 million ($320.8 million at December 31, 2022 and $281.4 million at June 30, 2022). The average daily securities loan balance outstanding for the three and six months ended June 30, 2023 was $362.9 million and $352.1 million, respectively ($269.6 million and $286.9 for the three and six months ended June 30, 2022). The largest daily stock loan balance for both of the three and six months ended June 30, 2023 were $391.5 million ($302.9 million and $350.1 million for the three and six months ended June 30, 2022).

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

Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2023, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At June 30, 2023, the gross balances of reverse repurchase agreements and repurchase agreements were $40.1 million and $685.4 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2023 was $146.8 million and $501.8 million, respectively ($146.9 million and $291.8 million, respectively, for the three months ended June 30, 2022). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2023 was $392.1 million and $782.1 million, respectively ($435.7 million and $540.1 million, respectively, for the three months ended June 30, 2022).

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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $83.5 million as of June 30, 2023.

We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Regulators are increasingly focused on Liquidity Management and we anticipate both new rules regarding the management of our day-to-day liquidity as well as increased regulatory scrutiny of the compliance with any such rules. Recent bank failures did not result in reducing the availability of funding or any disruption in the Company’s business. Should such disruption occur in the future, we have plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Our primary long-term cash requirements include $112.5 million principal outstanding as of June 30, 2023 under our Senior Secured Notes (due in 2025) and $196.9 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $9.8 million for the remainder of 2023.

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(150,811)	$(231,371)
Cash used in investing activities	(9,179)	(1,116)
Cash provided by financing activities	76,971	55,444
Net decrease in cash, cash equivalents and restricted cash	$(83,019)	$(177,043)

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

REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of clients and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Compliance with Reg BI became required on June 30, 2020. In addition to adopting Reg BI, the SEC adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices and limitations on certain kinds of transactions previously conducted in the normal course of business. The rules and processes required under Reg BI limit revenue and involve increased costs, including, but not limited to, compliance costs associated with enhanced technology as well as increased litigation risks. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience with the Reg BI Rules is gained. Regulators have commenced in-depth reviews of the industry’s compliance with the requirements of Reg BI, including that of the Company.
On December 18, 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice for fiduciaries of ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020, the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of the steps taken by the Company to achieve compliance with the Reg BI Rules will enable the Company to comply with the PTE. The Company implemented certain additional processes to accompany the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
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
On November 18, 2022, the Company received an information request from the SEC requesting information relating to the use of text messaging and similar forms of electronic communications by employees of the Company and whether those communications were properly retained by the Company as part of its records preservation requirements relating to the broker-dealer or investment adviser business activities of the Company. Subsequently, the Company received a similar information request from the Commodity Futures Trading Commission (“CFTC”). The Company has submitted multiple responses to the information request and continues to cooperate with the SEC and CFTC inquiries.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $31 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in forty-five arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Each investor, who was an Oppenheimer client, signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue. The fourteen arbitrations still pending that claim specific monetary damages and allege losses of approximately $13.9 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Oppenheimer has settled, or settled in principle, or an award has been rendered in thirty-one of the Horizon-related arbitrations, with approximately one hundred eight individual complainants. The aggregate payments for those thirty-one arbitrations total approximately $78.5 million.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the Plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico and Surrey Lane Partners GP LLC, as general Partner of Surrey Lane Partners, Ltd. v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the Plaintiffs were Oppenheimer customers. All of the Plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer sounding in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud.

On June 30, 2022, the Company received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act, and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest. The Company believes such claim to be without merit and intends to vigorously defend itself against such claim.

Item 1A. RISK FACTORS

During the three months ended June 30, 2023, there were no material changes to the information contained in Part I, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    During the second quarter of 2023, the Company issued 4,987 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Issuer Purchases of Equity Securities during the second quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

April 1 - 30, 2023	20,000	$38.65	20,000	571,979
May 1 - 31, 2023	76,135	$37.11	76,135	495,844
June 1 - 30, 2023	—	$—	—	495,844
Q2 2023 Total	96,135	$—	96,135	495,844

(1) None of the foregoing authorizations is subject to expiration.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Brad M. Watkins

32	Certification of Albert G. Lowenthal and Brad M. Watkins

10.12	Third Amendment to Agreement of Lease dated June 13, 2023 between 666 Third Avenue LLC (Landlord) and Viner Finance Inc., Tenant for premises at 45 Rockefeller Plaza, New York, NY.

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of July, 2023.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)