Form 10-Q
period 2023-09-30
OPPENHEIMER HOLDINGS INC
filed 2023-10-27
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 27, 2023 was 10,275,424 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
	Condensed Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	57
Item 5.	Other Information	57
Item 6.	Exhibits	58
	Signatures	59

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$30,773	$112,433
Deposits with clearing organizations	88,927	77,691
Restricted cash	25,949	25,534
Receivable from brokers, dealers and clearing organizations	259,374	206,077
Receivable from customers, net of allowance for credit losses of $367 ($350 in 2022)	1,087,314	1,202,764
Income tax receivable	17,740	—
Securities owned, including amounts pledged of $680,891 ($175,724 in 2022), at fair value	853,945	498,594
Notes receivable, net	61,270	57,495
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $91,544 ($97,751 in 2022)	42,627	36,742
Right-of-use lease assets, net of accumulated amortization of $89,365 ($82,449 in 2022)	151,191	142,630
Goodwill	137,889	137,889
Intangible assets	32,100	32,100
Other assets	186,275	184,443
Total assets	$2,975,374	$2,714,392
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$14,521	$—
Bank call loans	56,200	—
Payable to brokers, dealers and clearing organizations	350,344	550,006
Payable to customers	363,839	456,475
Securities sold under agreements to repurchase	680,064	161,009
Securities sold but not yet purchased, at fair value	45,577	52,768
Accrued compensation	224,282	239,136
Income tax payable	—	4,130
Accounts payable and other liabilities	86,536	102,202
Lease liabilities	193,954	182,570
Senior secured notes, net of debt issuance costs of $447 ($616 in 2022)	112,603	113,434
Deferred tax liabilities, net of deferred tax assets of $47,682 ($55,628 in 2022)	42,165	32,241
Total liabilities	2,170,085	1,893,971
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	25,974	25,466
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,289,233 and 10,868,556 as of September 30, 2023 and December 31, 2022, respectively Class B: shares authorized, issued and outstanding: 99,665 as of September 30, 2023 and December 31, 2022	10	11
Additional paid-in capital	28,826	28,628
Retained earnings	750,798	764,178
Accumulated other comprehensive income (loss)	(324)	1,416
Total Oppenheimer Holdings Inc. stockholders' equity	779,310	794,233
Noncontrolling interest (Note 2)	5	722
Total Stockholders' equity	779,315	794,955
Total Liabilities, Redeemable Noncontrolling Interests and Stockholders' Equity	$2,975,374	$2,714,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2023	2022	2023	2022
REVENUE
Commissions	$83,933	$89,608	$259,174	$282,307
Advisory fees	107,969	102,927	310,214	326,098
Investment banking	37,411	38,393	95,354	93,516
Bank deposit sweep income	42,304	35,769	135,273	54,968
Interest	26,430	17,361	78,691	38,667
Principal transactions, net	16,892	6,502	46,635	10,124
Other	(2,272)	3,551	15,195	(8,319)
Total revenue	312,667	294,111	940,536	797,361
EXPENSES
Compensation and related expenses	195,684	179,134	589,200	543,144
Communications and technology	22,590	21,500	67,813	63,981
Occupancy and equipment costs	17,281	15,457	49,622	44,701
Clearing and exchange fees	6,051	6,705	18,241	18,923
Interest	19,744	7,018	50,353	13,158
Other	29,730	57,059	136,369	98,172
Total expenses	291,080	286,873	911,598	782,079

Pre-tax income	21,587	7,238	28,938	15,282
Income taxes provision	7,808	2,573	10,262	5,559
Net income	$13,779	$4,665	$18,676	$9,723

Net income (loss) attributable to noncontrolling interest, net of tax	(82)	145	(403)	(215)
Net income attributable to Oppenheimer Holdings Inc.	$13,861	$4,520	$19,079	$9,938

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$1.32	$0.40	$1.75	$0.84
Diluted	$1.21	$0.37	$1.62	$0.78

Weighted average shares outstanding
Basic	10,519,431	11,270,589	10,874,055	11,901,727
Diluted	11,440,229	12,190,425	11,746,337	12,809,000

Period end shares outstanding	10,388,898	10,974,655	10,388,898	10,974,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2023	2022	2023	2022
Net income	$13,779	$4,665	$18,676	$9,723
Other comprehensive loss, net of tax
Currency translation adjustment	(580)	(410)	(1,740)	(3,062)
Comprehensive income	$13,199	$4,255	16,936	6,661
Less net income (loss) attributable to noncontrolling interests	(82)	145	(403)	(215)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$13,281	$4,110	$17,339	$6,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except per share amount)	2023	2022	2023	2022
Common stock ($0.001 par value per share)
Beginning Balance	$11	$11	$11	$12
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	(1)	—	(1)	(1)
Ending Balance	10	11	10	11
Additional paid-in capital
Balance at beginning of period	25,576	35,461	28,628	78,034
Issuance of Class A non-voting common stock	367	518	6,040	2,862
Repurchase of Class A non-voting common stock for cancellation	(211)	(12,206)	(3,898)	(58,581)
Share-based expense	3,413	2,631	10,054	8,684
Vested employee share plan awards	(314)	(486)	(11,892)	(5,081)
Change in redemption value of redeemable noncontrolling interests	(5)	—	(106)	—
Balance at end of period	28,826	25,918	28,826	25,918
Retained earnings
Balance at beginning of period	762,471	742,614	764,178	740,926
Repurchase of Class A non-voting common stock for cancellation	(23,956)	(1,781)	(27,555)	(1,781)
Net income (1)	13,861	4,520	19,079	9,938
Dividends paid	(1,578)	(1,703)	(4,904)	(5,433)
Balance at end of period	750,798	743,650	750,798	743,650
Accumulated other comprehensive income
Balance at beginning of period	256	1,573	1,416	4,225
Currency translation adjustment	(580)	(410)	(1,740)	(3,062)
Balance at end of period	(324)	1,163	(324)	1,163
Total Oppenheimer Holdings Inc. stockholders' equity	$779,310	$770,742	$779,310	$770,742
Noncontrolling interest
Balance at beginning of period	109	1,709	722	2,069
Capital addition (distribution) to noncontrolling interest	—	(21)	171	(21)
Net income (loss) attributable to noncontrolling interest	(82)	145	(403)	(215)
Change in redemption value of redeemable noncontrolling interests	(22)	—	(485)	—
Balance at end of period	5	1,833	5	1,833
Total stockholders' equity	$779,315	$772,575	$779,315	$772,575
Redeemable Noncontrolling Interests
Balance at beginning of period	25,948	127,765	25,466	127,765
Redemption of redeemable noncontrolling interests	—	—	(83)	—
Change in redemption value of redeemable noncontrolling interests	26	—	591	—
Balance at end of period	$25,974	$127,765	$25,974	$127,765

Dividends paid per share	$0.15	$0.15	$0.45	$0.45

(1) Attributable to Oppenheimer Holdings Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2023	2022
Cash flows from operating activities
Net income	$18,676	$9,723
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	6,585	5,717
Deferred income taxes	10,460	(5,890)
Amortization of notes receivable	11,600	10,480
Amortization of debt issuance costs	165	189
Write-off of debt issuance costs	5	—
Provision for credit losses	17	61
Share-based compensation	9,662	(1,152)
Amortization of right-of-use lease assets	20,687	20,041
Gain on repurchase of senior secured notes	(51)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(11,236)	(28,677)
Receivable from brokers, dealers and clearing organizations	(53,297)	(7,304)
Receivable from customers	115,433	42,676
Income tax receivable	(17,740)	—
Securities purchased under agreements to resell	—	935
Securities owned	(355,351)	(28,173)
Notes receivable	(15,375)	(13,702)
Other assets	(5,733)	34,278
Increase (decrease) in operating liabilities:
Drafts payable	14,521	9,644
Payable to brokers, dealers and clearing organizations	(199,662)	71,389
Payable to customers	(92,636)	(75,846)
Securities sold under agreements to repurchase	519,055	6,710
Securities sold but not yet purchased	(7,191)	22,935
Accrued compensation	(14,462)	(135,341)
Income tax payable	(4,130)	—
Accounts payable and other liabilities	(34,228)	(21,797)
Cash used in operating activities	(84,226)	(83,104)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(12,470)	(11,627)
Proceeds from the settlement of Company-owned life insurance	2,161	1,191
Cash used in investing activities	(10,309)	(10,436)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,904)	(5,433)
Issuance of Class A non-voting common stock	54	65
Repurchase of Class A non-voting common stock for cancellation	(31,241)	(59,554)
Payments for employee taxes withheld related to vested share-based awards	(5,907)	(2,283)
Addition (Distribution) to noncontrolling interests	171	(21)
Redemption of redeemable noncontrolling interests	(83)	—
Repurchase of senior secured notes	(1,000)	—
Increase (Decrease) in bank call loans	56,200	(15,900)
Cash provided by (used in) financing activities	13,290	(83,126)
Net decrease in cash, cash equivalents and restricted cash	(81,245)	(176,666)
Cash, cash equivalents and restricted cash, beginning of period	137,967	341,524
Cash, cash equivalents and restricted cash, end of period	$56,722	$164,858
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2023	2022
Cash and cash equivalents	$30,773	$36,578
Restricted cash	25,949	128,280
Total cash, cash equivalents and restricted cash	$56,722	$164,858
Schedule of non-cash financing activities
Employee share plan issuance	$9,376	$4,288
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$51,685	$14,184
Cash paid during the period for income taxes, net	$20,666	$25,683
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

The Company is headquartered in New York and has 92 retail branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Munich, Germany, Portugal and Geneva, Switzerland as well as institutional businesses located in London, Tel Aviv, and Hong Kong. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Portugal, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services, and Oppenheimer Israel (OPCO) Ltd., based in Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of September 30, 2023, $25.9 million remained in the trust account that is recorded within “Restricted Cash” on the condensed consolidated balance sheet.

“Redeemable noncontrolling interests” of $26.0 million associated with the publicly-held OHAA Class A ordinary shares are recorded on the Company’s condensed consolidated balance sheet as of September 30, 2023 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests will be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of the Sponsor on a pro rata ownership basis.

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

For the nine months ended September 30, 2023 and September 30, 2022, the net loss (net of taxes) attributed to noncontrolling interests was $403,000 and $215,000, respectively.

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

As of September 30, 2023, the Company had $61.3 million of notes receivable ($57.5 million as of December 31, 2022). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of the respective employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and nine months ended September 30, 2023, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2023, the uncollected balance of defaulted notes was $6.6 million and the allowance for uncollectibles was $3.9 million. The allowance for uncollectibles consisted of $2.1 million related to defaulted notes balances (five years and older) and $1.8 million related to defaulted notes balances (under five years).

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following table presents the disaggregation of defaulted notes by year of default as of September 30, 2023:

(Expressed in thousands)
As of September 30, 2023

2023	$1,535
2022	285
2021	1,842
2020	423
2019	319
2018 and prior	2,172
Total	$6,576

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended September 30, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$3,814	$5,106	$4,327	$4,923
Additions and other adjustments	134	97	(379)	280
Ending balance	$3,948	$5,203	$3,948	$5,203

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

As of September 30, 2023, the Company had right-of-use operating lease assets of $151.2 million (net of accumulated amortization of $89.4 million) which are comprised of real estate leases of $148.6 million (net of accumulated amortization of $86.8 million) and equipment leases of $2.6 million (net of accumulated amortization of $2.6 million). As of September 30,

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
2023, the Company had operating lease liabilities of $194.0 million which are comprised of real estate lease liabilities of $191.4 million and equipment lease liabilities of $2.6 million. The Company had no finance leases as of September 30, 2023.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of September 30, 2023 and December 31, 2022, respectively:

	As of
	September 30, 2023	December 31, 2022

Weighted average remaining lease term (in years)	6.72	6.82
Weighted average discount rate	7.06%	6.66%

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2023 and September 30, 2022, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,321	$6,450	$19,446	$18,796
Real estate leases - Interest expense	3,402	3,258	10,009	9,881
Equipment leases - Right-of-use lease asset amortization	432	422	1,285	1,246
Equipment leases - Interest expense	45	41	138	108

The maturities of lease liabilities as of September 30, 2023 and December 31, 2022 are as follows:

(Expressed in thousands)
	As of
	September 30, 2023	December 31, 2022
2023	$11,101	$42,343
2024	43,600	38,018
2025	38,338	31,684
2026	35,985	29,671
2027	34,348	28,178
After 2027	81,512	58,146
Total lease payments	$244,884	$228,040
Less interest	(50,930)	(45,470)
Present value of lease liabilities	$193,954	$182,570

As of September 30, 2023, the Company had $9.9 million of additional real estate operating leases that have not yet commenced ($40.2 million as of December 31, 2022).

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

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2023 and 2022:

(Expressed in thousands)	For the Three Months Ended September 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$36,176	$—	$39,539	$4	$75,719
Mutual fund and insurance income	8,209	—	1	4	8,214
Advisory fees	82,774	25,188	—	7	107,969
Investment banking - capital markets	2,115	—	17,295	—	19,410
Investment banking - advisory	—	—	18,001	—	18,001
Bank deposit sweep income	42,304	—	—	—	42,304
Other	3,236	—	311	27	3,574
Total revenue from contracts with customers	174,814	25,188	75,147	42	275,191
Other sources of revenue:
Interest	21,248	—	4,246	936	26,430
Principal transactions, net	(612)	—	15,020	2,484	16,892
Other	(2,196)	(4,358)	163	545	(5,846)
Total other sources of revenue	18,440	(4,358)	19,429	3,965	37,476
Total revenue	$193,254	$20,830	$94,576	$4,007	$312,667

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Three Months Ended September 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$39,290	$—	$42,699	$12	$82,001
Mutual fund and insurance income	7,603	—	1	3	7,607
Advisory fees	78,055	24,865	—	7	102,927
Investment banking - capital markets	1,950	—	7,173	—	9,123
Investment banking - advisory	—	—	29,270	—	29,270
Bank deposit sweep income	35,769	—	—	—	35,769
Other	5,126	—	652	39	5,817
Total revenue from contracts with customers	167,793	24,865	79,795	61	272,514
Other sources of revenue:
Interest	14,471	—	2,265	625	17,361
Principal transactions, net	(884)	—	8,637	(1,251)	6,502
Other	(2,766)	5	250	245	(2,266)
Total other sources of revenue	10,821	5	11,152	(381)	21,597
Total revenue	$178,614	$24,870	$90,947	$(320)	$294,111

(Expressed in thousands)	For the Nine Months Ended September 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$112,766	$—	122,740	18	$235,524
Mutual fund and insurance income	23,632	—	6	12	23,650
Advisory fees	238,168	72,023	—	23	310,214
Investment banking - capital markets	5,590	—	32,881	—	38,471
Investment banking - advisory	—	—	56,883	—	56,883
Bank deposit sweep income	135,273	—	—	—	135,273
Other	10,513	—	1,411	145	12,069
Total revenue from contracts with customers	525,942	72,023	213,921	198	812,084
Other sources of revenue:
Interest	64,230	—	11,384	3,077	78,691
Principal transactions, net	1,509	—	38,834	6,292	46,635
Other	6,239	(5,036)	301	1,622	3,126
Total other sources of revenue	71,978	(5,036)	50,519	10,991	128,452
Total revenue	$597,920	$66,987	$264,440	$11,189	$940,536

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$120,753	$—	137,760	29	$258,542
Mutual fund and insurance income	23,733	—	7	25	23,765
Advisory fees	249,667	76,289	117	25	326,098
Investment banking - capital markets	7,615	—	26,407	—	34,022
Investment banking - advisory	35	—	59,459	—	59,494
Bank deposit sweep income	54,968	—	—	—	54,968
Other	12,770	—	1,449	227	14,446
Total revenue from contracts with customers	469,541	76,289	225,199	306	771,335
Other sources of revenue:
Interest	32,987	—	4,950	730	38,667
Principal transactions, net	(5,050)	—	16,717	(1,543)	10,124
Other	(23,546)	13	406	362	(22,765)
Total other sources of revenue	4,391	13	22,073	(451)	26,026
Total revenue	$473,932	$76,302	$247,272	$(145)	$797,361

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
The Company had receivables related to revenue from contracts with customers of $34.7 million and $32.8 million at September 30, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the three months ended September 30, 2023.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.80 million and $900,000 at September 30, 2023 and December 31, 2022, respectively.
The following presents the Company's contract assets and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2023	December 31, 2022
Contract assets (receivables):
Commission (1)	$3,428	$3,533
Mutual fund income (2)	5,472	4,993
Advisory fees (3)	3,602	5,368
Bank deposit sweep income (4)	5,173	9,057
Investment banking fees (5)	9,775	5,136
Other	7,230	4,686
Total contract assets	$34,680	$32,773
Deferred revenue (payables):
Investment banking fees (6)	$1,120	$900
IRA fees (7)	683	—
Total deferred revenue	$1,803	$900

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average number of shares outstanding	10,519,431	11,270,589	10,874,055	11,901,727
Net dilutive effect of share-based awards, treasury stock method (1)	920,798	919,836	872,282	907,273
Diluted weighted average number of shares outstanding	11,440,229	12,190,425	11,746,337	12,809,000

Net income attributable to Oppenheimer Holdings Inc.	$13,861	$4,520	$19,079	$9,938

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$1.32	$0.40	$1.75	$0.84
Diluted	$1.21	$0.37	$1.62	$0.78

(1) For the three months ended September 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 286,185 shares of Class A Stock granted under share-based compensation arrangements. For the nine months ended September 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 277,435 shares of Class A Stock granted under share-based compensation arrangements. For the three months ended September 30, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 398,198 shares of Class A Stock granted under share-based compensation arrangements. For the nine months ended September 30, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 22,250 shares of Class A Stock granted under share-based compensation arrangements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2023	December 31, 2022
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$142,544	$127,817
Receivable from brokers	45,021	49,125
Clearing organizations and other	51,606	20,036
Securities failed to deliver	20,203	9,099
Total	$259,374	$206,077
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$292,860	$320,843
Securities failed to receive	29,031	62,646
Payable to brokers	1,337	123
Clearing organizations and other (1)	27,116	166,394
Total	$350,344	$550,006
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

Auction Rate Securities ("ARS")
As of September 30, 2023, the Company owned $2.7 million of ARS. This amount represents the unredeemed or unsold amount that the Company holds as a result of ARS buybacks in previous years. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. The fair value of ARS is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary. As of September 30, 2023, the Company had a valuation allowance totaling $0.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment unless another method provides a better indicator of fair value.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2023:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$459	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	10,971	2,367	N/A	N/A
	$11,430	$2,367
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

The Company owns an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of September 30, 2023, the fair value of the investment was $7.0 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$34,970	$—	$—	$34,970
Securities owned:
U.S. Treasury securities	710,730	—	—	710,730
U.S. Agency securities	—	2	—	2
Sovereign obligations	—	261	—	261
Corporate debt and other obligations	—	23,079	—	23,079
Mortgage and other asset-backed securities	—	6,664	—	6,664
Municipal obligations	—	61,735	—	61,735
Convertible bonds	—	19,028	—	19,028
Corporate equities	29,360	—	—	29,360
Money markets	—	373	—	373
Auction rate securities	—	—	2,713	2,713
Securities owned, at fair value	740,090	111,142	2,713	853,945
Investments (1)	3,976	12,084	—	16,060
Derivative contracts:
Futures	1	—	—	1
TBAs	—	153	—	153
Derivative contracts, total	1	153	—	154
Total	$779,037	$123,379	$2,713	$905,129
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$12,505	$—	$—	$12,505
Corporate debt and other obligations	—	13,799	—	13,799
Mortgage and other asset-backed securities	—	143	—	143
Convertible bonds	—	8,117	—	8,117
Corporate equities	11,013	—	—	11,013
Securities sold but not yet purchased, at fair value	23,518	22,059	—	45,577
Derivative contracts:
Futures	1,874	—	—	1,874
TBAs	—	146	—	146
Derivative contracts, total	1,874	146	—	2,020
Total	$25,392	$22,205	$—	$47,597
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2023 and 2022:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2023
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$31,682	$3,153	$—	$(32,122)	$—	$2,713
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,977	(29)	1,175	—	—	33,123
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2023
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,776	3,159	—	(32,222)	—	2,713
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2022
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,804	(56)	1,375	—	—	33,123
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

Assets and liabilities not measured at fair value as of September 30, 2023:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$30,773	$30,773	$—	$—	$30,773
Restricted cash	25,949	25,949	—	—	25,949
Deposits with clearing organizations	53,957	53,957	—	—	53,957
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	142,544	—	142,544	—	142,544
Receivables from brokers	45,021	—	45,021	—	45,021
Securities failed to deliver	20,203	—	20,203	—	20,203
Clearing organizations and other	51,599	—	51,599	—	51,599
	259,367	—	259,367	—	259,367
Receivable from customers	1,087,314	—	1,087,314	—	1,087,314
Notes receivable, net	61,270	—	61,270	—	61,270
Investments (1)	85,606	—	85,606	—	85,606
(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $84 million of this balance. This balance is included within other assets on the condensed consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$14,521	$14,521	$—	$—	$14,521
Bank call loans	56,200	—	56,200	—	56,200
Payables to brokers, dealers and clearing organizations:
Securities loaned	292,860	—	292,860	—	292,860
Payable to brokers	1,337	—	1,337	—	1,337
Securities failed to receive	29,031	—	29,031	—	29,031
Clearing organization and other	25,243	—	25,243	—	25,243
	348,471	—	348,471	—	348,471
Payables to customers	363,839	—	363,839	—	363,839
Securities sold under agreements to repurchase	680,064	—	680,064	—	680,064
Senior secured notes	113,050	—	108,084	—	108,084

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2022:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$112,433	$112,433	$—	$—	$112,433
Restricted cash	25,534	25,534	—	—	25,534
Deposits with clearing organization	52,754	52,754	—	—	52,754
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	127,817	—	127,817	—	127,817
Receivables from brokers	49,125	—	49,125	—	49,125
Securities failed to deliver	9,099	—	9,099	—	9,099
Clearing organizations	20,035	—	20,035	—	20,035
	206,076	—	206,076	—	206,076
Receivable from customers	1,202,764	—	1,202,764	—	1,202,764
Notes receivable, net	57,495	—	57,495	—	57,495
Investments (1)	79,322	—	79,322	—	79,322
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

Fair Value Option
The Company elected the fair value option for securities sold under agreements to repurchase ("repurchase agreements") and securities purchased under agreements to resell ("reverse repurchase agreements") that do not settle overnight or have an open settlement date. The Company has elected the fair value option for these instruments to reflect more accurately market and economic events in its earnings and to mitigate a potential mismatch in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. As of September 30, 2023, the Company had no repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
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

The notional amounts and fair values of the Company's derivatives as of September 30, 2023 and December 31, 2022 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2023
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$8,746	$153
	Futures	5,000	1
		$13,746	$154
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$7,625,000	$1,874
Other contracts	TBAs	8,746	146
		$7,633,746	$2,020

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and nine months ended September 30, 2023 and 2022:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$1,078
Other contracts	TBAs	Principal transactions revenue, net	25
			$1,103
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
			$350

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$4,817
Other contracts	Foreign exchange forward contracts	Other revenue	(8)
	TBAs	Principal transactions revenue, net	63
			$4,872

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2022
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,868
Other contracts	Foreign exchange forward contracts	Other revenue	(20)
	TBAs	Principal transactions revenue, net	57
			$3,905
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2023, the outstanding balance of bank call loans was $56.2 million (zero as of December 31, 2022). Such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $57.9 million and $9.3 million, respectively.
As of September 30, 2023, the Company had approximately $1.5 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $218.4 million under securities loan agreements.
As of September 30, 2023, the Company had pledged $311.3 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2023, the Company had no outstanding letters of credit.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
are executed in accordance with a master netting arrangement, the securities underlying the repurchase agreements and reverse repurchase agreements exist in "book entry" form and certain other requirements are met.
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2023:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government	$685,217
Securities loaned:
Equity securities	292,860
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$978,077
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2023 and December 31, 2022:

As of September 30, 2023
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$5,153	$(5,153)	$—	$—	$—	$—
Securities borrowed (1)	142,544	—	142,544	(140,573)	—	1,971
Total	$147,697	$(5,153)	$142,544	$(140,573)	$—	$1,971
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$685,217	$(5,153)	$680,064	$(677,287)	$—	$2,777
Securities loaned (2)	292,860	—	292,860	(280,803)	—	12,057
Total	$978,077	$(5,153)	$972,924	$(958,090)	$—	$14,834
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2022
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$28,012	$(28,012)	$—	$—	$—	$—
Securities borrowed (1)	127,817	—	127,817	(127,365)	—	452
Total	$155,829	$(28,012)	$127,817	$(127,365)	$—	$452

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$189,021	$(28,012)	$161,009	$(157,981)	$—	$3,028
Securities loaned (2)	320,843	—	320,843	(308,535)	—	12,308
Total	$509,864	$(28,012)	$481,852	$(466,516)	$—	$15,336
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.
The Company elects the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. As of September 30, 2023, the Company did not have any repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2023, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $137.9 million ($124.1 million as of December 31, 2022) and $5.1 million ($28.0 million as of December 31, 2022), respectively, of which the Company has sold and re-pledged approximately $63.5 million ($39.4 million as of December 31, 2022) under securities loaned transactions and $5.1 million under repurchase agreements ($28.0 million as of December 31, 2022).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $680.9 million, as presented on the face of the condensed consolidated balance sheet as of September 30, 2023 ($175.7 million as of December 31, 2022).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2023 were receivables from four major U.S. broker-dealers totaling approximately $100.4 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Corporation ("FICC"), R.J. O'Brien & Associates (commodities transactions), Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2023 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2023, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent their maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the condensed consolidated balance sheet. As of September 30, 2023, the Company did not have any hedge funds and private equity funds that are VIEs.
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
On December 20, 2022, OHAA’s stockholders approved an amendment to its certificate of incorporation that was filed with the Delaware Secretary of State on December 22, 2022 which extends the deadline by which it must complete its initial business combination from April 29, 2023 to October 30, 2023. In connection with its proposal to amend its certificate of incorporation, OHAA was required to give its Class A stockholders the opportunity to redeem their shares of Class A common stock. Of the 12,650,000 shares of Class A common stock that were outstanding, a total of 10,170,490 shares exercised their redemption rights. As of September 30, 2023, $25.9 million remained in the trust account that is recorded within “Restricted Cash” on the consolidated balance sheet.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
as a retention tool for key employees of the Company. The Company owns the majority voting interest and control of OPI through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. OPI is a consolidated VIE as the Company is the primary beneficiary.
The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of September 30,
	2023	2022
Asset
Cash and cash equivalents	$5,348	$1,369
Restricted Cash	25,949	128,280
Other Assets	1,801	456
Total Assets	$33,098	$130,105
Liabilities
Other Liabilities	942	189
Total Liabilities	$942	$189

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2023	December 31, 2022
5.50% Senior Secured Notes	10/1/2025	$113,050	$114,050
Unamortized Debt Issuance Cost		(447)	(616)
		$112,603	$113,434
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

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of September 30, 2023, $113.05 million aggregate principal amount of the Notes remain outstanding.

The indenture governing the Notes contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, the issuance of guarantees, mergers and acquisitions and the granting of liens. These covenants are subject to a number of important exceptions and qualifications. These exceptions and

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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
•limitation on future Subsidiary Guarantors (as defined), which prohibits certain of the Parent’s subsidiaries from guaranteeing its indebtedness or indebtedness of any restricted subsidiary unless the Notes are comparably guaranteed;
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

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of September 30, 2023, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and nine months ended September 30, 2023 was $1.6 million and $4.7 million, respectively. Interest expense on the Notes for the three and nine months ended September 30, 2022 was $1.7 million and $5.2 million, respectively.

12. Income taxes

The effective income tax rate for the three and nine months ended September 30, 2023 was 36.2% and 35.5% respectively, compared with 35.5% and 36.4% for the three and nine months ended September 30, 2022 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the third quarter of 2023 was impacted by permanent items and non-deductible losses in non-U.S. businesses.

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Class A Stock outstanding, beginning of period	10,884,575	11,270,944	10,868,556	12,447,036
Issued pursuant to share-based compensation plans	10,745	17,098	217,954	103,549
Repurchased and cancelled	(606,087)	(413,052)	(797,277)	(1,675,595)
Class A Stock outstanding, end of period	10,289,233	10,874,990	10,289,233	10,874,990

Stock buy-back

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
On July 29, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 536,500 shares of the Company's Class A Stock, representing approximately 4.8% of its 11,251,930 then issued and outstanding shares of Class A Stock. This authorization supplemented the 4,278 shares that remained authorized and available under the Company's previous share repurchase program for a total of 540,778 shares authorized and available for repurchase at July 29, 2022.
On December 13, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 543,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,867,660 then issued and outstanding shares of Class A Stock. This authorization supplemented the 144,034 shares that remained authorized and available under the Company's previous share repurchase program for a total of 687,034 shares authorized and available for repurchase at December 13, 2022.

During the three months ended September 30, 2023, the Company purchased and canceled an aggregate of 168,904 shares of Class A Stock for a total consideration of $6.5 million ($38.30 per share) under this program. During the nine months ended September 30, 2023, the Company purchased and canceled an aggregate of 360,094 shares of Class A Stock for a total consideration of $13.8 million ($38.20 per share) under this program. During the three months ended September 30, 2022, the Company purchased and canceled an aggregate of 413,052 shares of Class A Stock for a total consideration of $14.0 million ($33.86 per share) under this program. During the nine months ended September 30, 2022, the Company purchased and canceled an aggregate of 1,675,595 shares of Class A Stock for a total consideration of $60.4 million ($36.02 per share) under this program. As of September 30, 2023, 326,940 shares remained available to be purchased under the share repurchase program. The Company’s existing policies and procedures require all Directors and Officers to pre-clear any transaction (including purchases and sales) in the Company’s Class A Stock or Notes during a repurchase plan with Legal and Compliance prior to execution. During the three and nine months ended September 30, 2023, the Company did not adopt, modify or terminate any Rule 10b5-1 trading arrangements.

On May 31, 2023, the Company announced the commencement of a modified “Dutch Auction” tender offer to purchase up to $30.0 million of its Class A Stock at a price not less than $34.00 per share or more than $40.00 per share. The Company completed its repurchases pursuant to the tender offer on July 6, 2023, when it successfully repurchased and cancelled 437,183 shares of Class A Stock at $40.00 per share for an aggregate purchase price of $17.49 million. As a result, the Company had 10,447,392 shares outstanding on July 6, 2023 after the purchase.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company repurchases shares from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws and the terms of the Company's Notes. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. None of the foregoing authorizations is subject to expiration. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $22 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On November 18, 2022, the Company received an information request from the SEC requesting information relating to the use of text messaging and similar forms of electronic communications by employees of the Company and whether those communications were properly retained by the Company as part of its records preservation requirements relating to the broker-

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
dealer or investment adviser business activities of the Company. Subsequently, the Company received a similar information request from the Commodity Futures Trading Commission (“CFTC”). The Company has submitted multiple responses to the information request and continues to cooperate with the SEC and CFTC inquiries.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in forty-seven arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Each investor who was an Oppenheimer client, signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue.

Oppenheimer has settled, or settled in principle or an award has been rendered in thirty-six of the Horizon-related arbitrations, with approximately one hundred eighteen individual complainants. The aggregate payments for those thirty-six arbitrations total approximately $82.4 million. The eleven arbitrations still pending claim specific monetary damages and allege losses of approximately $1.1 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 5, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. That same day, Oppenheimer also filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted on September 25, 2023. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico and Surrey Lane Partners GP LLC, as general Partner of Surrey Lane Partners, Ltd. v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the plaintiffs were Oppenheimer customers. All of the plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer sounding in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud. On August 28, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Finally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, Sylvia Boyles, Donald and Gina Bryant, Alton Graviette, Gilbert and Felicia Hawks, Michael and Brenda Craig, Barbara and Russell Danley, Carolyn and Ronald Edwards, Pamela Goins, Amy Gordon, Susan Gregory, Timothy Hall, Ronald Jones, Douglas Lineberry, Marcia Martin, Bobby and Jo Simpson, Karen Stephens, Caroline Moser, Rebecca Tapp, Paul Vaughan, Brenda and Varner Vogler, and Peggie Thomas v. Oppenheimer & Co. Inc., Ann Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 15, 2023, Oppenheimer filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted on September 25, 2023. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2023, the net capital of Oppenheimer as calculated under the Rule was $437.1 million or 40.26% of Oppenheimer's aggregate debit items. This was $415.4 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined.
As of September 30, 2023, Freedom had net capital of $4.1 million, which was $4.0 million in excess of the $100,000 required to be maintained at that date.
As of September 30, 2023, the capital required and held under the FCA’s Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 122% (required 56.0%);
•Tier 1 Capital ratio 122% (required 75.0%); and
•Total Capital ratio 167% (required 100.0%).

Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of September 30, 2023, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of September 30, 2023, the regulatory capital of Oppenheimer Investments Asia Limited was $4.2 million, which was $3.9 million in excess of the $383,083 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2023, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and nine months ended September 30, 2023 and 2022. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Private client (1)	$193,254	$178,614	$597,920	$473,932
Asset management (1)	20,830	24,870	66,987	76,302
Capital markets	94,576	90,947	264,440	247,272
Corporate/Other	4,007	(320)	11,189	(145)
Total	$312,667	$294,111	$940,536	$797,361
Pre-Tax Income (Loss)
Private client (1)	$65,249	$29,973	$140,499	$92,919
Asset management (1)	4,951	8,322	17,965	25,916
Capital markets	(15,254)	2,401	(44,782)	(14,368)
Corporate/Other	(33,359)	(33,458)	(84,744)	(89,185)
Total	$21,587	$7,238	$28,938	$15,282
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2023 and 2022 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$299,946	$279,043	$905,232	$756,453
Europe/Middle East	12,114	13,975	33,082	36,426
Asia	607	1,093	2,222	4,482
Total	$312,667	$294,111	$940,536	$797,361

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
17.    Subsequent events

On October 26, 2023, OHAA’s stockholders approved an amendment to its certificate of incorporation to extend the deadline by which it must complete its initial business combination from October 30, 2023 to June 30, 2024.
On October 27, 2023, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on November 24, 2023 to holders of Class A Stock and Class B Stock of record on November 10, 2023.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2023, we provided our services from 92 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Munich, Germany, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At September 30, 2023, client assets under management ("AUM") totaled $40.4 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of September 30, 2023 totaled $110.7 billion. CAUA includes AUM and the other assets held for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct our secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis. At September 30, 2023, the Company employed 2,956 employees (2,916 full-time, 36 part-time and 4 summer interns), of whom 946 were financial advisors.

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
Impact of Change in Short-term Interest Rates

During the third quarter, the Federal Reserve (“FED”) continued at a slower pace and magnitude of rate increases in what we believe to be the final stages of its tightening cycle. In response to inflation remaining above the FED’s 2% target coupled with strong job gains, the FED increased the Federal Funds rate by 25 basis points at its July 2023 meeting to a new target range of 5.25% to 5.50%, which is the highest level in 22 years. After eleven meetings with a rate increase, the FED paused on further tightening actions at its September 2023 meeting, in light of an improved outlook on core inflation and a desire to proceed carefully given the uncertainty that exists around energy costs, labor strife and other potential headwinds including the geopolitical risks emanating from the wars in the Ukraine and now Israel. The FED’s forecast currently projects one additional rate increase during 2023.

The increases in the Federal Funds rate are favorable to the Company's interest-based revenue. While increases in interest rates will increase fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such increases may be offset to an extent if the cash sweep balances continue to decrease as clients seek higher-yielding investments. These rate increases will also increase the rates the Company charges on margin balances which have a positive impact on our earnings.

2023 Israel-Hamas War

On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The war has triggered a humanitarian crisis, with thousands displaced from their homes and many without food, water or electricity. There remains a risk that the conflict could expand into a wider regional war, which could have an adverse impact on the worldwide economy, financial markets and thus on our business. At this time, the conflict has not yet had a material impact on our business operations in Israel.
“Dutch Auction” Tender Offer
On July 6, 2023, the Company completed its “Dutch Auction” tender offer. A total of 437,183 shares of the Company's Class A Stock, par value $0.001 per share were properly tendered at a purchase price of $40.00 per share for an aggregate cost of approximately $17.49 million. The purpose of the tender offer, among others, was to assure that sufficient liquidity existed for our stockholders that might have been required to sell shares of Class A Stock when they were removed from the Russell 2000 and 3000 indices at the end of June 2023.
EXECUTIVE SUMMARY

The profitable results for the quarter reflect improved performance across many of our businesses, owing to higher interest rates and increased market volumes emanating from a still resilient economy. The rate of inflation continued to stabilize, while the labor market remained strong despite higher interest rates and labor unrest. The U.S. economy can perhaps yet achieve a “soft landing”. The stronger economy, however, has led to a market expectation that the Federal Reserve will maintain "higher for longer" interest rates well into 2024 which, in conjunction with continued fighting in Ukraine and the new eruption of unparalleled violence in Israel and Gaza, has resulted in a pullback in most major equity indices.

Our Wealth Management business continued to benefit from recent macroeconomic conditions, with the elevated interest rate environment driving large increases in bank deposit sweep income and margin interest revenue compared to the prior year period. Higher valuations in client portfolios and the addition of new client assets also resulted in meaningful improvements in advisory fees, though these were offset to some extent by the stock market retreat during the quarter and lower transaction-based fees due to subdued client activity. Our Capital Markets business also generated strong results, with higher fixed income sales and trading and somewhat higher equities underwriting revenues offsetting lower M&A advisory fees.

We finished the quarter with a strong balance sheet and ample capital levels that will permit us to continue seeking investment opportunities across our businesses. During the quarter, the Company completed its previously disclosed “Dutch auction” tender offer in which we repurchased 437,183 shares of our Class A non-voting common stock at a price of $40.00 per share. During the quarter, the Company also purchased 168,904 shares (2%) of our Class A non-voting common stock at an average price of $38.30 per share in the open market under our share repurchase program.

This resulted in 10,289,233 shares of Class A non-voting common stock remaining outstanding, resulting in book value and tangible book value per share at record levels as of September 30, 2023.

RESULTS OF OPERATIONS

The Company reported a net income of $13.9 million or $1.32 basic earnings per share for the third quarter of 2023, compared with net income of $4.5 million or $0.40 per share for the third quarter of 2022. Revenue for the third quarter of 2023 was $312.7 million, an increase of 6.3% compared to revenue of $294.1 million for the third quarter of 2022.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2023	3Q-2022	Change	% Change
Revenue	$312,667	$294,111	$18,556	6.3
Compensation expense	$195,684	$179,134	$16,550	9.2
Non-compensation expense	$95,396	$107,739	$(12,343)	(11.5)
Pre-Tax Income	$21,587	$7,238	$14,349	198.2
Income Taxes Provision	$7,808	$2,573	$5,235	203.5
Net Income (1)	$13,861	$4,520	$9,341	206.7

Earnings per share (basic) (1)	$1.32	$0.40	$0.92	230.0
Earnings per share (diluted) (1)	$1.21	$0.37	$0.84	227.0

Book Value Per Share	$75.01	$70.23	$4.78	6.8
Tangible Book Value Per Share (2)	$58.65	$54.74	$3.91	7.1
Class A Shares Outstanding	10,289,233	10,874,990	(585,757)	(5.4)

AUA ($ billions)	$110.7	$100.3	$10.4	10.4
AUM ($ billions)	$40.4	$35.3	$5.1	14.4
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Increased revenue for the third quarter of 2023 was primarily driven by a rise in interest sensitive income, including margin interest and bank deposit sweep income, as well as higher fixed income sales and trading and equities underwriting revenues.
•Assets under administration and under management were both at higher levels at September 30, 2023 when compared with the same period last year, benefiting from market appreciation and positive net asset flows.
•Non-compensation expenses decreased from the prior year quarter largely due to lower legal costs partially offset by higher interest expense.
•The Company completed its “Dutch Auction” tender offer, resulting in the repurchase of 437,183 shares of the Company's Class A non-voting common stock. The Company also repurchased 168,904 shares of Class A Stock during the third quarter of 2023 under its previously announced share repurchase program, or approximately 2% of shares outstanding at year-end 2022.
•Book value and tangible book value per share reached new record highs as a result of positive earnings and share re-purchases.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and nine months ended September 30, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Revenue
Private Client	$193,254	$178,614	8.2	$597,920	$473,932	26.2
Asset Management	20,830	24,870	(16.2)	66,987	76,302	(12.2)
Capital Markets	94,576	90,947	4.0	264,440	247,272	6.9
Corporate/Other	4,007	(320)	*	11,189	(145)	*
Total	$312,667	$294,111	6.3	$940,536	$797,361	18.0

Pre-Tax Income (Loss)
Private Client	$65,249	$29,973	117.7	$140,499	$92,919	51.2
Asset Management	4,951	8,322	(40.5)	17,965	25,916	(30.7)
Capital Markets	(15,254)	2,401	*	(44,782)	(14,368)	211.7
Corporate/Other	(33,359)	(33,458)	(0.3)	(84,744)	(89,185)	(5.0)
Total	$21,587	$7,238	198.2	$28,938	$15,282	89.4
*Percentage not meaningful

Private Client

Private Client reported revenue for the current quarter of $193.3 million, 8.2% higher when compared with the prior year period. Pre-tax income was $65.2 million, compared with pre-tax income of $30.0 million in the prior year period. Financial advisor headcount at the end of the current quarter was 946 compared to 985 at the end of the third quarter of 2022.

('000s unless otherwise indicated)
	3Q-2023	3Q-2022	Change	% Change
Revenue	$193,254	$178,614	$14,640	8.2
Retail commissions	$44,385	$46,893	$(2,508)	(5.3)
Advisory fee revenue	$82,774	$78,055	$4,719	6.0
Bank deposit sweep income	$42,304	$35,769	$6,535	18
Interest	$21,248	$14,471	$6,777	46.8
Other	$2,543	$3,426	$(883)	(25.8)

Total Expenses	$128,005	$148,641	$(20,636)	(13.9)
Compensation	$92,383	$87,555	$4,828	5.5
Non-compensation	$35,622	$61,086	$(25,464)	(41.7)

Pre-tax Income	$65,249	$29,973	$35,276	117.7

Compensation Ratio	47.8%	49.0%	(120)	(2.4)
Non-compensation Ratio	18.4%	34.2%	(1,580)	(46.2)
Pre-tax Margin	33.8%	16.8%	17.0%	101.2

Asset Under Administration (billions)	$110.7	$100.3	$10.4	10.4
Cash Sweep Balances (billions)	$3.5	$6.5	$(3.0)	(46.2)

•Retail commissions were reduced compared with the prior year quarter due to continued subdued retail trading activity.
•Advisory fees increased 6.0% from a year ago primarily due to higher AUM during the billing period for the current quarter when compared to the third quarter of last year.
•Bank deposit sweep income increased $6.5 million or 18.3% from a year ago due to higher short-term interest rates partially offset by lower cash sweep balances.

•Interest revenue increased 46.8% from a year ago due to higher short-term interest rates.
•Other revenue decreased from a year ago primarily due to lower Company-owned life insurance death benefit proceeds.
•Compensation expenses increased 5.5% from a year ago primarily due to higher production-related expenses and deferred compensation costs, partially offset by lower share-based compensation expenses.
•Non-compensation expenses decreased 41.7% from a year ago primarily due to lower legal costs.

Asset Management
Asset Management reported revenue for the current quarter of $20.8 million, 16.2% lower when compared with the prior year period. Pre-tax income was $5.0 million, a decrease of $3.4 million compared with the prior year period.

('000s unless otherwise indicated)	3Q-2023	3Q-2022	Change	% Change
Revenue	$20,830	$24,870	$(4,040)	(16.2)
Advisory fee revenue	$25,188	$24,787	$401	1.6
Other	$(4,358)	$83	$(4,441)	*

Total Expenses	$15,879	$16,548	$(669)	(4.0)
Compensation	$5,585	$6,702	$(1,117)	(16.7)
Non-compensation	$10,294	$9,846	$448	4.6

Pre-tax Income	$4,951	$8,322	$(3,371)	(40.5)

Compensation Ratio	26.8%	26.9%	(10)	(0.4)
Non-compensation Ratio	49.4%	39.6%	980	24.7
Pre-tax Margin	23.8%	33.5%	(9.7)%	(29.0)

AUM (billions)	$40.4	$35.3	$5.1	14.4
*Percentage not meaningful
•Advisory fees increased 1.6% from a year ago due to an increase in management fees resulting from the higher net value of billable AUM during the quarter.
•Other revenue decreased $4.4 million from a year ago due to a decrease in fair value of the positions held in private equity funds.
•AUM increased to $40.4 billion at September 30, 2023, which is the basis for advisory fee billings for October 2023.
•The increase in AUM was comprised of higher asset values of $4.4 billion on existing client holdings and a net contribution of $0.7 billion in new assets.
•Compensation expenses were down 16.7% from a year ago which was due to decreases in incentive compensation.
•Non-compensation expenses were up 4.6% when compared to the prior year period mostly due to higher external portfolio management costs which are directly related to the increase in billable AUM.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2023:

(Expressed in millions)
	For the Three Months Ended September 30, 2023
Fund Type	Beginning Balance	Contributions		Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$35,443	$1,765		$(1,495)	$(790)	$34,923
Institutional Fixed Income (2)	827	12	-17	(21)	8	826
Alternative Investments:
Hedge funds (3)	3,399	26		(141)	(107)	3,177
Private Equity Funds (4)	1,184	66		(20)	(97)	1,133
Portfolio Enhancement Program (5)	323	—		(13)	—	310
	$41,176	$1,869		$(1,690)	$(986)	$40,369
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

Capital Markets
Capital Markets reported revenue for the current quarter of $94.6 million, 4.0% higher when compared with the prior year period. Pre-tax loss was $15.3 million, compared with pre-tax income of $2.4 million in the prior year period.

('000s)	3Q-2023	3Q-2022	Change	% Change
Revenues	$94,576	$90,947	$3,629	4.0

Investment Banking	$36,000	$36,951	$(951)	(2.6)
Advisory fees	$18,001	$29,270	$(11,269)	(38.5)
Equities underwriting	$15,246	$5,061	$10,185	201.2
Fixed income underwriting	$2,049	$2,111	$(62)	(2.9)
Other	$704	$509	$195	38.3

Sales and Trading	$58,102	$53,093	$5,009	9.4
Equities	$30,985	$34,877	$(3,892)	(11.2)
Fixed Income	$27,117	$18,216	$8,901	48.9

Other	$474	$903	$(429)	(47.5)

Total Expenses	$109,830	$88,546	$21,284	24.0
Compensation	$72,933	$60,415	$12,518	20.7
Non-compensation	$36,897	$28,131	$8,766	31.2

Pre-tax Income (Loss)	$(15,254)	$2,401	$(17,655)	*

Compensation Ratio	77.1%	66.4%	1,070	16.1
Non-compensation Ratio	39.0%	30.9%	810	26.2
Pre-tax Margin	(16.1)%	2.6%	(18.7)%	(719.2)
*Percentage not meaningful

•Advisory fees earned from investment banking activities decreased 38.5% compared with a year ago due to fewer M&A transactions.
•Equities underwriting fees increased 201.2% when compared with a year ago due to higher new issuance volumes and deal sizes.
•Fixed income underwriting fees were relatively flat with the prior year.
•Equities sales and trading revenue decreased 11.2% compared with a year ago due to reduced volumes as a result of lower market volatility.
•Fixed income sales and trading revenue increased by 48.9% compared with a year ago primarily due to an increase in trading income attributable to higher volatility and higher volumes.
•Compensation expenses increased 20.7% compared with a year ago primarily due to costs associated with opportunistic hiring and increased incentive compensation.
•Non-compensation expenses were 31.2% higher than a year ago primarily due to an increase in interest expense in financing trading inventories.

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
During the nine months ended September 30, 2023, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2023, total assets increased by 9.6% from December 31, 2022. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2023, the Company had bank call loans of $56.2 million compared to zero at December 31, 2022. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.4 million and $383,083, respectively, at September 30, 2023. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
During the fourth quarter of 2022, the Company repurchased and subsequently cancelled $10.95 million of the Notes, recognizing a small extinguishment gain. As of December 31, 2022, $114.05 million aggregate principal amount of the Notes remained outstanding.
During the first quarter of 2023, the Company repurchased and subsequently cancelled $1.0 million of the Notes, recognizing a small extinguishment gain. As of September 30, 2023, $113.05 million aggregate principal amount of the Notes remains outstanding.
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
The following tables present the selected financial information as of September 30, 2023 and for the nine months ended September 30, 2023 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
September 30, 2023
Total Assets	$2,061,253
Due From Non-Guarantor Subsidiary	15,338
Total Liabilities	578,364
Due To Non-Guarantor Subsidiary	48,164

For the Nine Months Ended
September 30, 2023
Total Revenue	$7,800
Pre-Tax Income (Loss)	(315)
Net Income (Loss)	(147)

S&P’s Corporate Family rating and rating on the Notes is a 'BB-' with a stable outlook. Moody’s Corporate Family rating and the rating on the Notes is a “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively trading readily marketable securities. We issued $4.5 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2023 ($1.9 million for the three months ended September 30, 2022) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At September 30, 2023, the Company had $56.2 million of bank call loans (zero at December 31, 2022). The average daily bank loan outstanding for the three and nine months ended September 30, 2023 was $43.8 million and $59.7 million, respectively ($67.1 million and $88.5 million for the three and nine months ended September 30, 2022). The largest daily bank loans outstanding for the three and nine months ended September 30, 2023 was $112.2 million and $167.3 million, respectively ($176.5 million and $226.6 million for the three and nine months ended September 30, 2022).

At September 30, 2023, securities loan balances totaled $292.9 million ($320.8 million at December 31, 2022 and $307.4 million at September 30, 2022). The average daily securities loan balance outstanding for the three and nine months ended September 30, 2023 was $314.3 million and $339.4 million, respectively ($300.9 million and $291.6 for the three and nine months ended September 30, 2022). The largest daily stock loan balance for the three and nine months ended September 30, 2023 were $359.0 million and $391.5 million, respectively ($339.2 million and $350.1 million for the three and nine months ended September 30, 2022).

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

Certain of our repurchase agreements and reverse repurchase agreements are carried at fair value as a result of the Company's fair value option election. We elected the fair value option for those repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. We have elected the fair value option for these instruments to more accurately reflect market and economic events in our earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2023, we did not have any repurchase agreements and reverse repurchase agreements that did not settle overnight or have an open settlement date.

At September 30, 2023, the gross balances of reverse repurchase agreements and repurchase agreements were $5.2 million and $685.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2023 was $48.2 million and $720.8 million, respectively ($250.2 million and $360.1 million, respectively, for the three months ended September 30, 2022). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2023 was $227.1 million and $801.2 million, respectively ($526.7 million and $668.3 million, respectively, for the three months ended September 30, 2022).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $80.9 million as of September 30, 2023.

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

Our primary long-term cash requirements include $112.6 million principal outstanding as of September 30, 2023 under our Senior Secured Notes (due in 2025) and $194.0 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $4.9 million for the remainder of 2023.

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(84,226)	$(83,104)
Cash used in investing activities	(10,309)	(10,436)
Cash provided by (used in) financing activities	13,290	(83,126)
Net decrease in cash, cash equivalents and restricted cash	$(81,245)	$(176,666)

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
CYBERSECURITY

For many years, we have sought to maintain the security of our clients' data, limit access to our data processing environment, and protect our data processing facilities. See "Risk Factors — Cybersecurity – Security breaches of our technology systems, or those of our clients or other first-party vendors we rely on, could subject us to significant liability and harm our reputation" as further described in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Recent examples of vulnerabilities of other companies and the government that have resulted in loss of client data and fraudulent activities by both domestic and foreign actors have caused us to continuously review our security policies and procedures and to take additional actions to protect our network and our information. The commencement of hostilities between Ukraine and Russia as well as hostilities in Israel have resulted in increased attacks on the infrastructure of data processing facilities around the world and heightened awareness of potential vulnerabilities including those of the Company. Requirements to submit client data to industry-wide databases increases the vulnerability of that data and the Company has no control over the protections afforded such data but continues to have exposure to its unwarranted release.

Given the importance of the protection of client data, regulators have developed increased oversight of cybersecurity planning and protections that broker-dealers and other financial service providers have implemented. Such planning and protection are subject to the SEC's and FINRA's oversight and examination on a periodic or targeted basis. We expect that regulatory oversight will intensify as a result of publicly announced data breaches by other organizations involving tens of millions of items of personally identifiable information. We continue to implement protections and adopt procedures to address the risks posed by the current information technology environment. The Company has significantly increased the resources dedicated to this effort and believes that further increases may be required in the future in anticipation of increases in the sophistication and persistency of such attacks. There can be no guarantee that our cybersecurity efforts will be successful in discovering or preventing a security breach.

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
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
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

The SEC has under consideration a number of rules that are believed will change the operation of the equity markets and may disrupt and/or remove liquidity from the markets as well as significant rule proposals relating to customer reserve computation requirements, climate change and investment advisory custodial practices. The Company continues to monitor these developments and cannot currently determine what, if any, impact they may have on its business.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU (“Brexit”) and economic uncertainty in the UK, EU and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic, the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions, and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include inquiries from the SEC, FINRA and various state regulators.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $22 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in forty-seven arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Each investor who was an Oppenheimer client signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue.

Oppenheimer has settled, or settled in principle, or an award has been rendered in thirty-six of the Horizon-related arbitrations, with approximately one hundred eighteen individual complainants. The aggregate payments for those thirty-six arbitrations total approximately $82.4 million. The eleven arbitrations still pending claim specific monetary damages and allege losses of approximately $1.1 million in the aggregate while a few others claim unspecified damages. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 5, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. That same day, Oppenheimer also filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted on September 25, 2023. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico and Surrey Lane Partners GP LLC, as general Partner of Surrey Lane Partners, Ltd. v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the plaintiffs were Oppenheimer customers. All of the plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer sounding in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud. On August 28, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Finally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, Sylvia Boyles, Donald and Gina Bryant, Alton Graviette, Gilbert and Felicia Hawks, Michael and Brenda Craig, Barbara and Russell Danley, Carolyn and Ronald Edwards, Pamela Goins, Amy Gordon, Susan Gregory, Timothy Hall, Ronald Jones, Douglas Lineberry, Marcia Martin, Bobby and Jo Simpson, Karen Stephens, Caroline Moser, Rebecca Tapp, Paul Vaughan, Brenda and Varner Vogler, and Peggie Thomas v. Oppenheimer & Co. Inc., Ann Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 15, 2023, Oppenheimer filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted on September 25, 2023. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

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

Item 1A. RISK FACTORS

During the three months ended September 30, 2023, there were no material changes to the information contained in Part I, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)    During the third quarter of 2023, the Company issued 10,745 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
(b)    Not applicable.
(c)    Issuer Purchases of Equity Securities during the third quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2023 (1)	437,183	$40.00	437,183	495,844 (3)
August 1 - 31, 2023 (2)	81,041	$38.33	81,041	414,803
September 1 - 30, 2023 (2)	87,863	$38.27	87,863	326,940
Q3 2023 Total	606,087	$38.30	606,087	326,940

(1) These shares were repurchased pursuant to a "Dutch Auction” tender offer commenced on May 31 and completed on July 6, 2023.
(2) These shares were repurchased pursuant to the share repurchase programs. None of the foregoing authorizations is subject to expiration.
(3) These shares were available during the July period under the share repurchase programs.

Item 5. Other Information

None.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Brad M. Watkins

32	Certification of Albert G. Lowenthal and Brad M. Watkins

10.12	Third Amendment to Agreement of Lease dated June 13, 2023 between 666 Third Avenue LLC (Landlord) and Viner Finance Inc., Tenant for premises at 45 Rockefeller Plaza, New York, NY.

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of October, 2023.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)