Form 10-K
period 2023-12-31
OPPENHEIMER HOLDINGS INC
filed 2024-03-01
CIK 791963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0063 Expires: May 31, 2025 Estimated average burden hours per response . . . 2,255.26

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen-tive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2023 was $437.3 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2023 of $40.18.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on March 1, 2024 was 10,357,376 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries (together, the "Company", "we", "our" or "us"), is a leading middle-market investment bank and full service broker-dealer. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity and fixed income research, market-making, trust services and investment advisory and asset management services. The Parent owns, through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisors ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation which conducts secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis. We conduct our international businesses through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey, Portugal, Germany and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
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
PRIVATE CLIENT
Through its Private Client Division, Oppenheimer provides a comprehensive array of financial services through a network of 931 financial advisors in 90 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2023, the Company held client assets under administration of $118.2 billion. Oppenheimer provides the following private client services:
Full-Service Brokerage — Oppenheimer offers full-service brokerage covering investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options, municipal bonds, mutual funds, exchange-traded funds, and unit investment trusts. A portion of Oppenheimer's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors. In recent years, an increasing number of clients have chosen to do business through fee-based accounts.
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
At December 31, 2023, the Company had $43.9 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed monthly in advance, and are calculated based on all fee-based AUM balances at the end of the prior month. OAM also receives income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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

CAPITAL MARKETS
Investment Banking

Oppenheimer employs more than 175 investment banking professionals in the United States, the United Kingdom, Germany and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the Consumer & Retail, Financial Institutions, Healthcare, Industrials & Energy, Latin America, and Technology sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions, Fund Placements and Advisory, Debt Advisory and Restructuring as well as Equities and Fixed Income platforms, to provide their clients with tailored advice and complete access to capital markets.

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

Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for domestic and international companies as well as foreign governments and quasi-sovereign institutions. Oppenheimer acts as underwriter or placement agent on high yield senior and subordinated debt offerings as well as on bond financings for Emerging Market issuers. Oppenheimer focuses on structuring and distributing public and private debt through a variety of financing transactions, including 144A / Reg S issuances, securitizations, leveraged buyouts, recapitalizations and Chapter 11 exit financings.

Debt Advisory & Restructuring — Oppenheimer offers tailored solutions to leveraged corporate issuers, financial sponsors, and credit investors. We evaluate a full range of strategic alternatives, identify the appropriate structures and sources of capital to provide our clients with the ability to pursue an optimal and value maximizing outcome. We offer comprehensive services to meet our client needs in strategic capital solutions, liability management and balance sheet restructurings as well as mergers and acquisitions.

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

Equities Division

Oppenheimer employs 38 senior research analysts covering approximately 675 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S. and in the UK (London), Switzerland (Geneva), and Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans that are attracted by the research product, insights and market intelligence provided by our sales and trading staff as well as by the quality of our execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.

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
Convertible Bonds — Oppenheimer offers expertise in the sales, trading and analysis of U.S. domestic convertible bonds, convertible preferred shares and warrants, with a focus on transaction costs and maximizing liquidity. In addition, Oppenheimer offers hedged (typically long convertible bonds and short equities) positions to its clients on an integrated trade basis.
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
Taxable Fixed Income
Oppenheimer employs over 110 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London), the Isle of Jersey (St. Helier) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales; transacting in investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; distressed loans; and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as the Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Banks.

Institutional Fixed Income Sales and Trading - Oppenheimer trades and holds positions in public and private debt (including sovereign debt) securities, including investment and non-investment grade, distressed and convertible corporate securities as well as municipal securities. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower or from a change in interest rates affecting the value of the security. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates. We also engage in secondary trading activities related to the purchase and sale of distressed loans, primarily on a riskless principal basis.

Fixed Income Research - Oppenheimer has a total of 12 fixed income research professionals covering high yield corporate, mortgage backed, Emerging Market, and municipal securities. Oppenheimer's High Yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term. Our mortgage backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Research professionals cover Emerging Market fixed income issuers, focus on sovereign bonds and provide commentary on Emerging Market corporate bond issuers. Municipal bond research professionals are dedicated to the tax-exempt municipal bond market.
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

CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer provides its services from offices located in the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the SEC under the Adviser Act. OAM provides investment advice to clients through separate accounts and wrap fee programs.
OPY Credit Corp.
OPY Credit Corp. primarily engages in secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis.
Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2023, Oppenheimer Trust held custodial assets of $466.0 million. Oppenheimer Trust is regulated by the Delaware State Bank Commissioner.
Freedom Investments, Inc.
Freedom, a registered broker-dealer with the SEC, offers discount services to a small number of individual investors throughout the United States. The Company is a wholly-owned subsidiary of Oppenheimer & Co. Inc and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA").
Oppenheimer Investments Asia Limited
Oppenheimer Investments Asia Limited, which is based in Hong Kong, China, provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission in Hong Kong.
Oppenheimer Europe Ltd.
Oppenheimer Europe Ltd., which is based in the United Kingdom, with offices in the Isle of Jersey, Portugal, Germany and Switzerland, provides institutional equities and fixed income brokerage and corporate finance as well as fund placement activities and is regulated by the Financial Conduct Authority in the United Kingdom, and the Jersey Financial Services Commission in the Isle of Jersey.

Oppenheimer Israel Ltd.

Oppenheimer Israel (OPCO) Ltd., which is based in Tel Aviv, Israel, provides investment services including investment banking and merger and acquisition advice in the State of Israel and operates subject to the authority of the Israel Securities Authority.

BondWave LLC

The Company acquired BondWave LLC (“BondWave”), in December of 2023. BondWave is a cloud-based financial market software-as-a-service provider which offers institutions and broker-dealers active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions.
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

Oppenheimer executes its own and certain of its correspondents' securities transactions on all major United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and accounts with custodian banks in the United States as well as non-U.S. securities through Euroclear. The Company clears its non-U.S. international equities business in securities traded on European exchanges carried on by Oppenheimer Europe Ltd. through Global Prime Partners Ltd. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Effective December 31, 2023, Oppenheimer terminated its commodity business and will no longer facilitate client commodity transactions. We do not expect this to materially impact the Company’s financial position or results of operations going forward.
INFORMATION TECHNOLOGY
The information technology department develops and supports the integrated solutions that provide a customized platform for our businesses. These include a platform for financial advisors designed to allow them to spend more time with their clients and enhance and grow their businesses; systems that support institutional and retail sales and trading activity from initiation to settlement and custody; and security protocols to protect firm and client information. In the area of information security, we have developed and implemented a framework of processes, policies and technology to protect our own information and that of our clients. We apply numerous safeguards to maintain the confidentiality, integrity and availability of both client and firm information. See "Cybersecurity" in Part 1, Item 1C.
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
At December 31, 2023, the Company employed 2,942 employees (2,903 full-time and 39 part-time), of whom 931 were financial advisors. With financial advisors comprising a considerable segment of the Company’s employee base, we believe they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.

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
Diversity, equity, and inclusion

We are committed to maintaining a diverse workforce and ensuring that all our associates feel welcome, valued, respected, and heard, so that they can fully contribute their talents for the benefit of their careers, our clients, our firm, and our communities. In all of our diversity efforts, we strive to create opportunities for diverse communities to participate, contribute, and grow. We believe that to truly achieve all of the benefits of having a diverse and inclusive workforce, all associates and advisors need to be engaged in these discussions.

Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. Among other opportunities, we offer internships to selected college students, professionals returning to the workforce, and veterans, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. We are also committed to supporting associates in reaching their professional goals. We conduct a performance review process for each employee, which includes touch points throughout the year. We also offer associates the opportunity to participate in a variety of professional development programs. The firm also provides leadership development programs that prepare our current and future leaders for challenges they will face in new roles or with expanded responsibilities. We conduct ongoing and robust succession planning for senior roles within our Company, and we strive to ensure we have a diverse pool of candidates for such roles. We regularly discuss the results with executive leadership and the Board of Directors.

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
The development of the firm’s current and future leaders is critical to the future growth of the Company. This starts with a focus on the professional development of entry-level employees by offering a variety of programs, including the annual Summer Internship Program, Investment Banking Analyst Program and associate Financial Professional Program. We also work with newly hired associates through our Associate Financial Professional Program, a multi-year training curriculum whereby new associates are partnered with experienced financial advisors in the same branch office. Meanwhile, senior advisors are provided resources to keep abreast of our ever-changing industry with the goal to better serve the best interests of our clients. In today's competitive and highly-regulated marketplace, it is important to engage in continuous improvement to not only distinguish ourselves from our competitors, but to also be accountable to the highest standards of the industry.
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
Compensation as a percentage of revenue is a metric that the firm monitors closely. A breakdown of the firm’s compensation as a percentage of revenue by business segment is as follows:

	2023	2022	2021
Total Firm	62.7%	66.7%	64.3%
Private Client	49.8%	55.9%	64.2%
Asset Management	28.1%	24.4%	19.3%
Capital Markets	77.9%	77.3%	59.0%
Employee Safety and Well-Being
The health and well-being of our employees and their loved ones is paramount to the firm. The Company is committed to keeping everyone safe and healthy by providing our employees with a comprehensive healthcare and benefits program as well as useful resources and communications. In addition to a comprehensive healthcare and benefits program, the Company offers various health and wellness programs including confidential emotional support, work-life solutions, financial resources, and campaigns to promote the physical and emotional well-being of our employees. Throughout 2023, most of our employees worked under a hybrid arrangement that provided some flexibility to work on a remote basis. As the COVID-19 pandemic has subsided, we have continued to encourage employees to return to the workplace on a regular basis, as we believe that in-person engagement provides important benefits that are largely lost through remote work. To date, there have not been any significant disruptions to our business or internal control processes as a result of remote work.
COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities and investment banking business and competes directly with other securities firms, banks and investment banking boutiques, a significant number of which have substantially greater resources and offer a wider range of financial services than the Company. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including Fintech competitors offering online investment services to smaller investors. In recent years, online firms have offered “free” trades to all investors, which have become increasingly popular with small investors. At present, it is not possible to determine the nature of this competitive threat, given its relative newness and the type of client it has attracted to date. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. investment banks.
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
Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates a primary data center remote from its principal office as well as maintains back-up facilities (information technology, operations and data processing) in sites with requisite communications back-up systems. In addition, the Company occupies significant office facilities in locations around the United States which could, in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to its business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company's employees to communicate on an efficient basis. The Company's headquarters and the primary and secondary locations for its technology infrastructure are both supported by emergency electric generator back-up. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services.
REGULATION
Self-Regulatory Organization Membership — Oppenheimer is a member firm of the following self-regulatory organizations ("SROs"): FINRA, and the Intercontinental Exchange, Inc., known as ICE Futures U.S. In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. Oppenheimer Israel Ltd. operates subject to the authority of the Israel Securities Authority. Oppenheimer is also a member of the Securities Industry and Financial Markets Association ("SIFMA"), a

non-profit organization that represents the shared interests of participants in the United States financial markets. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

Securities Regulation — The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA. FINRA has been designated as the primary regulator of Oppenheimer and Freedom with respect to securities and option trading activities. As indicated above, as of December 31, 2023, Oppenheimer no longer provides commodity-related services to its customers. SROs adopt rules (subject to approval by the SEC) governing the industry and conduct periodic examinations of Oppenheimer's and Freedom's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer and Freedom are each registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer Israel Ltd. operates subject to the authority of the Israel Securities Authority.
Broker-dealer Regulation — The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC has adopted rules requiring underwriters to ensure that municipal securities issuers provide current financial information and imposing limitations on political contributions to municipal issuers by brokers, dealers and other municipal finance professionals. Additional legislation, changes in rules promulgated by the SEC, and by SROs, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of broker-dealers. The SEC, SROs (including FINRA) and state securities commissions may conduct administrative proceedings which can result in censure, fine, issuance of cease and desist orders or suspension or expulsion of a broker-dealer (for all or part of its activities), its officers, or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures of time and money and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulating and disciplining broker-dealers is to protect customers and the securities markets rather than to protect creditors and shareholders.
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
Increasingly, regulators (including both the SEC and FINRA) are focused on broker-dealer record retention of business communications by employees. In this context, there has been particular focus on texting by employees and the retention and storage of texting records. Included in this attention has been an industry “sweep” resulting in substantial fines of firms including the Company. The issue presents unique challenge due to the lack of easily adoptable technology solutions that would facilitate the prevention or detection of noncompliance with the Company's' strengthened policies on off-channel communications.
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
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) — The Sarbanes-Oxley Act effected significant changes to corporate governance, auditing requirements and corporate reporting. This law generally applies to all companies, including the Company, with equity or debt securities registered under the Exchange Act. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the New York Stock Exchange (the "NYSE"). On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released an updated version of its Internal Control - Integrated Framework (the "2013 Framework"), which superseded the original framework that was developed in 1992. The Company adopted the 2013 Framework on December 15, 2014 as a basis for its compliance with the Sarbanes-Oxley Act. Management has determined that the Company's internal control over financial reporting as of December 31, 2023 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation known as the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures of the type that occurred in the 2008-2009 financial crisis. This effort has extensively impacted the regulation and practices of financial institutions including the Company. The changes have significantly reduced leverage available to financial institutions and increased transparency to regulators and investors of risks taken by such institutions. In addition, new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, require the adoption of policies to "clawback" erroneously awarded compensation to executive officers, mandate disclosure of information reflecting the relationship between executive compensation paid and the entity's financial performance, create new regulations around financial transactions with retirement plans and increase the disclosures provided to clients. The Consumer Financial Protection Bureau also implemented new rules affecting the interaction between financial institutions and consumers.
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

Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of the European Union. The directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligations for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has fundamentally altered the provision of research to financial institutions and also requires the registration of all market participants. This rulemaking has negatively impacted the overall availability of commission revenue in payment for equity research and negatively impacted the liquidity of markets for equities and fixed income securities in Europe. It appears that the limitation of available services to smaller institutions in the UK as a result of MiFID II may be resulting in the applicability of these rules to smaller institutions. Increasingly, there has been recognition that these rules have significantly reduced the trading liquidity of smaller European companies and resulted in these companies having difficulty in accessing the capital markets. There are some indications the rules described above may be softened to offset these market effects. It is also possible that these restrictive business practices may be adopted in the U.S. although there is currently no such regulatory requirement in the U.S.
Fiduciary Standard — Rulemaking by the U.S. Department of Labor and SEC — On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance, that a broker-dealer must satisfy in each transaction. The effective date for compliance with Reg BI was June 30, 2020. In addition to passing Reg BI, the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).

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

The Department of Labor (“DOL”) then reinstated the historical “five-part test” for determining who is an investment advice fiduciary when dealing with certain retirement plans and accounts. In 2022, the DOL promulgated a new exemption that enables investment advice fiduciaries to receive transaction-based compensation and engage in certain otherwise prohibited transactions, subject to compliance with the exemption’s requirements. On October 31, 2023, the DOL proposed a “Retirement Security Rule” package that, if finalized, would replace the five-part test with a broader series of rules such that the fiduciary standard would apply to a wider range of client relationships. Imposing such a new standard of care on our client relationships could result in incremental costs for our business and we are evaluating how these proposed regulatory changes may further impact our business. There is considerable controversy over these new rules and the extent to which they supersede or conflict with rules promulgated under Reg BI.

Privacy — U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on the Company and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and, in some cases, to clients. In 2018, the State of California passed the California Consumer Privacy Act (“CCPA”) that applies to certain for-profit entities such as the Company that conduct business with residents of California. The CCPA required that specific privacy disclosures be given to California residents and that consumers be granted certain rights regarding their personal information held by businesses subject to the CCPA. The California Privacy Rights Act of 2020, effective January 1, 2023, subsequently amends the CCPA in a number of ways, including, without limitation, by introducing a new data category and additional privacy principles, as well as expanding data subject rights and establishing a dedicated privacy regulator. Enforcement began on July 1, 2023, and will only apply to violations occurring on or after this date. Additionally, Connecticut, Colorado, Utah and Virginia have adopted new privacy laws granting consumers various privacy rights that exceed the requirements set by federal law, which laws became effective on July 1, 2023, July 1, 2023, December 31, 2023, and January 1, 2023, respectively. Numerous other states are considering privacy legislation either along the lines of, or with more onerous requirements than, the CCPA.
The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. The GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. Other jurisdictions have passed, or are proposing to pass privacy legislation that is similar to GDPR. Oppenheimer has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law.
Money Market Funds — In July 2014, the SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead the Company offers FDIC short-term bank deposit alternatives as cash sweep investments. The SEC and FINRA have previously expressed interest in reviewing the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system. In December 2021, the SEC proposed further amendments to the rules governing money market funds. On July 12, 2023, the SEC adopted changes that will, when implemented, increase minimum money market fund liquidity requirements, eliminate redemption gates and impose mandatory liquidity fees on redemptions when certain thresholds are met, among other provisions.
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
U.S. broker-dealers and SROs are required to report all equity and option life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers will be required to submit customer account information to the repository. This will make the CAT the world's largest repository of securities transactions and client information. In June 2020, Oppenheimer, like other U.S. broker dealers, began reporting equity trades, and in July, 2020 non-complex option trades to the CAT. Oppenheimer began reporting complex option trades in 2021. Smaller broker-dealers were required to report equity and option trades in 2021. In May 2024, client personal information must begin to be submitted. The CAT NMS Plan requires SROs to create plans to eliminate duplicative reporting.
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
Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other Operating Subsidiaries or to expand the Company's business. As of December 31, 2023, Oppenheimer and Freedom were in compliance with their regulatory requirements.
Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under the Investment Firms’ Prudential Regime (“IFPR”). Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of December 31, 2023, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
Oppenheimer Investments Asia Limited was approved by the SFC to provide institutional fixed income and equities brokerage services to Hong Kong institutional investors and corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules. As of December 31, 2023, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
Oppenheimer Trust is a limited purpose trust company licensed by the Delaware State Bank Commissioner to provide fiduciary and related services. Oppenheimer Trust is required to maintain capital of $4.15 million. As of December 31, 2023, Oppenheimer Trust was in compliance with its capital requirements.

See note 19 to the consolidated financial statements appearing in Item 8 for further information on the Company's regulatory capital requirements.

Senior Secured Notes
On September 22, 2020, the Parent issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the “Notes”) at an issue price of 100% of the principal amount. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year. The Parent used the net proceeds from the offering of the Notes, along with cash on hand, to redeem in full its previous issued 6.75% Senior Secured Notes.
During the fourth quarter of 2022, the Company repurchased and subsequently cancelled $10.95 million of the Notes, recognizing a small extinguishment gain. During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of December 31, 2023, $113.05 million aggregate principal amount of the Notes remains outstanding.
See note 13 to the consolidated financial statements appearing in Item 8 for further discussion.
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
Our results of operations have been, in the past, and may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, public health epidemics, changes to global trade policies, tax legislation and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices. The results of our Capital Markets business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell at anticipated price levels securities it purchased as an underwriter. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company's results of operations, financial condition and reputation. As a market maker and dealer, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company's holdings were more diversified.
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
Prior to the Federal Reserve increasing the federal funds rate during its 2022 and 2023 monetary tightening cycle, the historical low interest rate environment substantially reduced the interest profits available to the Company through its margin lending and also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates decrease in immediate future periods, which appears highly probable, and/or balances within our cash sweep products decrease, the Company's profitability will be negatively impacted.
Credit Risk
Credit risk may expose the Company to losses caused by the inability of borrowers or other third parties to satisfy their obligations.
The Company is exposed to the risk that third parties that owe it money, securities or other assets will not perform their obligations.

The Company is exposed to credit risk related to third parties such as trading counterparties, depository institutions, customers, clearing agents, exchanges, clearing houses, and other financial intermediaries as well as issuers whose securities we hold. These parties may default on their obligations owed to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. This default risk may arise, for example, from holding securities of third parties, executing securities trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries, and extending credit to clients through bridge or margin loans or other arrangements.

A substantial majority of our cash is held with a large, global systemically important bank, often in balances that exceed the current FDIC insurance limits. If the banks we hold our deposits with enter receivership or become insolvent, we may be prevented from accessing our cash and cash equivalents in excess of FDIC insured limits. Significant failures by third parties to perform their obligations owed to the Company could adversely affect the Company's revenue and its ability to borrow in the credit markets.
In addition, as a clearing member of several central counterparties, we are responsible for the defaults or misconduct of our customers and could incur financial losses in the event of default by other clearing members. Although we regularly review our credit exposures, default risk may arise from events or circumstances that are difficult to detect or foresee.
Furthermore, we also incur credit risk in our Private Client business segment lending to mainly individual investors related to margin loans collateralized by securities.
Defaults by another large financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. During 2023, several large regional banks failed and their operations were assumed by other institutions. During this period of uncertainty, markets were negatively impacted and clients, redeployed their cash deposits to institutions deemed to be “safer”. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions.
This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

The development and use of digital currencies may create additional credit risks. Recent failures of enterprises central to the functioning of the digital currency market have created uncertainty as to the impact of this market on currency markets and the general economy.
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

Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading or operational losses, a downgrade by the rating agencies, or a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios, trading assets or corporate-owned life insurance policies, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.
Our borrowing costs and access to the debt capital markets depend on our credit ratings.
The rating agencies continue to monitor certain company-specific and industry-wide factors that are important to the determination of our credit ratings. These include governance, the level and quality of earnings, capital adequacy, liquidity and funding, risk appetite and management, asset quality, strategic direction, business mix, regulatory and legislative changes, macroeconomic environment, and perceived levels of support. It is possible that the rating agencies could downgrade our ratings and those of similar institutions. Our long-term borrowing costs will continue to remain high given the Company's current rating levels. Any future downgrades would increase these borrowing costs and may impact our ability to access the debt capital markets in future periods.
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
Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous markets. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risks that we may not fully appreciate or identify, including the requirement to implement shortened settlement cycles. The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, consultants, and internal systems to operate our different businesses and process a high volume of transactions. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, privacy and data protection, which may differ and potentially conflict, in various jurisdictions. As a participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber-attack.

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
Potential liability in the event of a security breach of client data could be significant. Depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit or an exclusion of consequential or indirect damages. The federally mandated Consolidated Audit Trail ("CAT") program which requires that client personally identifiable information be submitted to a database not controlled by us may expose us to liability for breaches of that data base not under our control. See “Business – REGULATION – Consolidated Audit Trail” in Part I, Item 1.
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
There is risk associated with the sufficiency of coverage under the Company’s insurance policies.

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

We are subject to risks, including reputational risk, associated with ESG issues. The public holds diverse and often conflicting views on ESG topics. As a financial institution, we have multiple stakeholders, including our shareholders, clients, associates, federal, state and other regulatory authorities, as well as the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, and negatively impact our ability to attract and retain clients and associates, compete effectively, and grow our business.

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
The securities industry and the Company's business are subject to extensive regulation by the SEC, state securities regulators, other governmental regulatory authorities and industry self-regulatory organizations. The Company may be adversely affected by new or revised legislation or regulations or changes in the interpretation or enforcement of existing laws and rules by these governmental regulatory authorities and self-regulatory organizations.
Oppenheimer is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including, without limitation sales methods and supervision, underwriting, trading practices among broker-dealers, emerging standards concerning fees and charges imposed on clients for fee-based programs, use and safekeeping of customers' funds and securities, anti-money laundering and the USA PATRIOT Act o 2001 (the "Patriot Act") compliance, capital structure of securities firms, trade and regulatory reporting, cybersecurity, pricing of services, compliance with Department of Labor ("DOL") rules and regulations for retirement accounts, compliance with lending practices (Regulation T), record keeping, and the conduct of directors, officers and employees.
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

Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, CFTC and FINRA as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, as amended (the "1940 Act"), or could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of "regulation by enforcement" where new interpretations of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic.

We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our financial condition and results of operations.
Numerous regulatory changes, and enhanced regulatory and enforcement activity, relating to the asset management business may increase our compliance and legal costs and otherwise adversely affect our business.
U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries, particularly those subsidiaries that are SEC registered investment advisers. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of the advisory portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors has been mostly prohibited in Europe and, is periodically reexamined in the U.S. and may be limited or modified in the future The use of various mutual fund share classes has also come under significant regulatory scrutiny. The SEC found in conjunction with its Mutual Fund Share Class Disclosure Initiative that the firm's investment management disclosure relating to 12b-1 fees was deficient resulting in restitution of fees to investment management clients. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 15l-1 under the Exchange Act. Reg BI imposes a new federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests. The effective compliance date for Reg BI was June 30, 2020. The new rules and processes related thereto will likely limit revenue and have increased, and will likely continue to increase costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. (see “Business – Regulation – Fiduciary Standard – Rulemaking by the U.S. Department of Labor and SEC” in Part I, Item 1).
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
The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. The Company believes that it effectively evaluates and manages the market, credit, liquidity and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company’s risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Various regulators periodically review the companies’ risk control practices, and, if found inadequate, bring enforcement actions and seek sanctions against such firms.
RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK
The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.

The Company issues two classes of shares, Class A non-voting common stock (the “Class A Stock") and Class B voting common stock (the "Class B Stock"). At December 31, 2023, there were 99,665 shares of Class B Stock outstanding compared to 10,186,783 shares of Class A Stock. The voting power associated with the Class B Stock allows holders of Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B Stock is held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company, which allows Mr. Lowenthal to control all matters requiring stockholder approval. Due to the lack of voting power, the holders of the Class A Stock have limited influence on corporate matters. The voting power of the holders of Class B Stock may have the effect of depressing the price of the Company's Class A Stock, and delaying or preventing a change in control of the Company or resulting in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" votes at the Company. The presence of Class B voting shares may also result in the Company receiving low “ESG scores” by some parties having unforeseeable consequences on the Company.
The trading volume in the Company's Class A Stock is less than that of larger financial services companies.
Although the Company's Class A Stock is listed for trading on the NYSE, the trading volume in the Class A Stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the company has no control. Given the lower trading volume of the Company's Class A Stock, significant sales of shares of the Company's Class A Stock, or the expectation of these sales, could cause the Company's Class A Stock price to fall and increase the volatility of the Class A Stock generally.

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

Our Board of Directors declared cash dividends of $0.15 per share each quarter in 2023 to holders of Class A and Class B Stock and also authorized the Company to repurchase shares of its Class A Stock. The declaration and payment of future cash dividends and authorization of future share repurchases is subject to the Board of Director’s discretion and may be impacted by a number of factors, including but not limited to our net income levels, ability to generate positive operating cash flows, compliance with the Indenture for our 5.50% Senior Secured Notes, subsidiary capital requirements and general financial and business conditions.
GENERAL BUSINESS AND ECONOMIC RISKS
Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that may differ from actual results. Additionally, new accounting standards adopted by the relevant standard-setting authorities could impact future reported results.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, goodwill and other intangible assets, share-based compensation plans and income taxes. Estimates, by their nature, are based on judgment and available information and may require management to make difficult, subjective and/or complex judgments. If management’s estimates and assumptions are inaccurate, our financial position and results of operations could be materially and adversely impacted.

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
Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, public health emergencies and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While many global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Concerns about the European Union ("EU"), including Britain's January 2020 exit from the EU ("Brexit"), and the stability of the EU's sovereign debt, has caused uncertainty and disruption for financial markets globally. Hostilities between Russia and Ukraine and the conflict between Israel and Hamas as well as related disruptions of shipping routes in the Red Sea and related military action could have unforeseen and negative impacts upon the markets and the Company and its operations.

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
Uncertain or unfavorable market or economic conditions could result in reduced transaction volumes, reduced revenue and reduced profitability in any or all of the Company's principal businesses. For example:
•The Company's investment banking revenue, in the form of underwriting, placement and financial advisory fees, is directly related to the volume and value of transactions as well as the Company's role in these transactions. In an environment of uncertain or unfavorable market or economic conditions, the volume and size of capital-raising transactions and acquisitions and dispositions typically decreases, thereby reducing the demand for the Company's investment banking services and increasing price competition among financial services companies seeking such engagements. The completion of anticipated investment banking transactions in the Company's pipeline is uncertain and beyond its control, and its investment banking revenue is typically earned upon the successful completion of a transaction. In most cases, the Company receives little or no payment for investment banking engagements that do not result in the successful completion of a transaction. For example, a client's acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or stockholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client's or counterparty's business. If the parties fail to complete a transaction on which the Company is advising or an offering in which it is participating, the Company will earn little or no revenue from the transaction but may incur expenses including, but not limited, to legal fees. The Company may perform services subject to an engagement agreement and the client may refuse to pay fees due under such agreement, requiring the Company to re-negotiate fees or commence legal action for collection of such earned fees. Accordingly, the Company's business is highly dependent on market conditions, the decisions and actions of its clients and interested third parties. The number of engagements the Company has at any given time is subject to change and may not necessarily result in future revenues. Underwriting activity remained weak in 2023 and may continue so in the immediate future. Additionally, our investments in SPACs, may be subject to forfeiture, potential regulatory scrutiny and litigation that could negatively affect our financial results.
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

These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company's clients place on high-quality research. Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and as so of our competitors seek to obtain market share by reducing fees, commissions or margins. The announcement by several large securities firms as well as a similar “no commission” offering by retail firms utilizing the internet and electronic trading have proven popular among retail clients both new to securities markets as well as some experienced investors and will only add to this pricing pressure, especially on the firms likes ours that cater to retail investors. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
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
Costs or difficulties relating to such a transaction, including integration of products, employees, offices, technology systems, accounting systems and management controls, may be difficult to predict accurately and be greater than expected causing the Company's estimates to differ from actual results. Operating losses emanating from any such acquired business will be reflected in the Company's reported results. The Company may be unable to retain key personnel after the transaction, and the transaction may impair relationships with customers and business partners. In addition, the Company may be unable to achieve anticipated benefits and synergies from the transaction as fully as expected or within the expected time frame. Divestitures or elimination of existing businesses or products could have similar effects, including the loss of earnings of the divested business or operation. These difficulties could disrupt the Company's ongoing business, increase its expenses and adversely affect its operating results and financial condition. As the costs of doing business increase, the Company may not be able to continue to grow its revenues through “organic” growth (the growth attendant to hiring one employee at a time or through expanding into a new business line through a limited investment in technology and employment). In lieu of organic growth, it becomes increasingly necessary to grow through the acquisition of a business or businesses that fulfill the Company’s strategic decisions for growth. However, due to competition or the cost of such acquisitions, such expansion may not be available on a profitable basis and may threaten the Company’s ongoing ability to expand its business.
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

In June 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit,” and the UK exited the EU in January 2020. The withdrawal, among other outcomes, has disrupted the free movement of goods, services and people between the UK and the EU, undermined bilateral cooperation in key policy areas and significantly disrupted trade between the UK and the EU. The UK exited the EU without a continuing agreement covering many aspects of its relationship, at least as that relates to financial services, which has been disruptive to the economies of both the UK and the EU and has negatively affected our business conducted in the EU. We may also face new regulatory costs and challenges as a result of Brexit that could have a negative effect on our operations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, regulatory, trade and legal implications the withdrawal of the UK from the EU will continue to have and how such withdrawal will continue to affect us. The Company has reviewed various strategies to be able to continue its relationships with clients within the EU, including becoming domiciled in one or more EU countries and becoming subject to their respective regulations. We have an EU office in Portugal to be able to continue to service various constituencies operating inside the EU. There is no assurance that this strategy will be successful or effective.
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
The Company runs the risk that employee misconduct could occur. Misconduct by employees could include, employees binding the Company to transactions that exceed authorized limits or present unacceptable risks to the Company (rogue trading); employee theft and improper use of Company or client property; employees conspiring with other employees or third parties to defraud the Company; employees hiding unauthorized or unsuccessful activities from the Company, including outside business activities that are undisclosed and may result in liability to the Company; employees steering or soliciting their clients into investments which have not been sponsored by the Company and without the proper diligence; the improper use of confidential information; employee conduct outside of acceptable norms including harassment; employees posting offensive or inappropriate content on social or other internet media; or employees engaging in “hacking” or breaching our cybersecurity safeguards.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY

Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but in fact, are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information.

Our management is actively involved in the oversight of our cybersecurity risk management program, We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations. We have incorporated cybersecurity processes to assess, identify and manage risks from cybersecurity threats into our overall risk assessment process. The Company maintains a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. The National Institute of Standards and Technology Cybersecurity Framework helps the Company inform its cybersecurity agenda and prioritize its cybersecurity activities. The Company takes a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect the Company’s operations, finances, legal or regulatory compliance, or reputation. The Company has processes in place for assessing, identifying and managing material risks from cybersecurity threats along with risk assessment procedures designed to allow such processes to remain responsive to emerging risks. Our processes include, but are not limited to, the following:

•we engage third-party cybersecurity firms and tools to assist with network monitoring, endpoint protection, vulnerability assessments and penetration testing;
•we engage cyber security consultants, auditors, and other third parties to assess and enhance our cybersecurity practices, such as to perform tabletop exercises and evaluate our cyber processes including an assessment of our incident response procedures. Identified risks are formally tracked until mitigated or eliminated;
•we perform regular scanning of our systems to identify and resolve critical vulnerabilities;
•we provide periodic training and testing, including phishing tests, to help our employees understand cybersecurity risks and their responsibility in mitigating those risks; and
•we insure against potential losses from cyber incidents by maintaining cybersecurity insurance.

We have a written incident response plan that identifies the steps to be taken in response to a cybersecurity incident that includes investigation, escalation and remediation provisions. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management.

We have processes to evaluate third party service providers and vendors that have access to sensitive systems and Company and customer data, which may include the use of cybersecurity questionnaires and due diligence procedures such as assessments of that service provider’s cybersecurity posture.

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s CIO and the Company’s CISO, who reports to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity related experience. Risk reporting is provided at monthly meetings of the firm’s cross-business Cybersecurity Committee and periodic presentations to the firm’s Risk Management Committee, at which many members of the Company’s senior management are present.

The CEO meets regularly with the CIO to discuss cybersecurity threats and existing and potentially new technology systems including those related to cybersecurity. The CIO and CISO have a standing monthly meeting with the President and General Counsel to discuss potential vulnerabilities in the cyber environment. The President formerly ran the Information Technology Department at the firm and as a result has significant systems experience including experience related to cybersecurity.

Board Oversight

The Board of Directors, both directly and through the Audit Committee, oversees Management’s responsibility of ensuring proper functioning of our cybersecurity risk management program. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate cybersecurity risks. The Audit Committee receives a cybersecurity update at each regular meeting of the Board covering cybersecurity risks, cybersecurity staffing and staff development including certifications and training. These updates are given either in person by the CIO and CISO or in written presentations created by them.

As of the date of this filing, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the Company’s business strategy, results of operations or financial condition. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. Given the continuing reports of cyber incidents in general, we believe that the Company will most likely continue to be a target of cybersecurity attacks by bad actors.

For additional information on how risks from cybersecurity threats may adversely affect the Company see “Item 1A. Risk Factors-Risks Related to Our Business” of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the firm as well as their research, trading, investment banking, and asset management divisions. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. Oppenheimer Trust is based in Wilmington, Delaware. Freedom conducts its business from its offices located in Edison, New Jersey. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Lisbon, Portugal, Frankfurt, Germany, Tel Aviv, Israel and Hong Kong, China. Working arrangements for employees based outside of our corporate headquarters vary based on local regulations, including health regulations. Management is assessing its future real estate needs in light of the hybrid working environment, the existing footprint, and upcoming lease expirations.

Item 3. LEGAL PROCEEDINGS
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include inquiries from the SEC, FINRA and other regulators.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $23 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On November 18, 2022, Oppenheimer received an information request from the SEC requesting information related to the use of text messaging and similar forms of electronic communications by employees of Oppenheimer and whether those communications were properly retained by Oppenheimer as part of its records preservation requirements relating to the broker-dealer business activities of Oppenheimer. Subsequently, Oppenheimer received a similar information request from the Commodity Futures Trading Commission (“CFTC”). On January 4, 2024, Oppenheimer submitted an Offer of Settlement to the SEC. On February 9, 2024, the SEC issued an order (the “Order”) pursuant to which Oppenheimer will pay a fine in the amount of $12 million and agree to certain undertakings. In addition to the Order Oppenheimer received a waiver of certain statutory disqualifications from the SEC. On February 7, 2024, Oppenheimer submitted an Offer of Settlement to the CFTC pursuant to which Oppenheimer offered to pay a fine of $1 million and agree to certain undertakings.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in forty-eight arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Each investor who was an Oppenheimer client signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue.

Oppenheimer has settled, or settled in principle, or an award has been rendered in forty-one of the Horizon-related arbitrations, with approximately one hundred thirty-eight individual complainants. The aggregate payments for those forty-one arbitrations total approximately $87.7 million. The seven arbitrations still pending claim specific monetary damages and allege losses of approximately $7.9 million in the aggregate.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 5, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. That same day, Oppenheimer also filed a motion to transfer the case to the Metro

Atlanta Business Case Division, which motion was granted. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico and Surrey Lane Partners GP LLC, as general Partner of Surrey Lane Partners, Ltd. v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the plaintiffs were Oppenheimer customers. All of the plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer sounding in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud. On August 28, 2023, Oppenheimer filed a motion to dismiss the complaint. Rather than respond to Oppenheimer’s motion to dismiss, on January 12, 2024, plaintiffs filed an amended complaint that includes an additional claim of fraud against Oppenheimer. On February 2, 2024, Oppenheimer filed a motion to dismiss the amended complaint which is pending before the court. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Finally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, Sylvia Boyles, Donald and Gina Bryant, Alton Graviette, Gilbert and Felicia Hawks, Michael and Brenda Craig, Barbara and Russell Danley, Carolyn and Ronald Edwards, Pamela Goins, Amy Gordon, Susan Gregory, Timothy Hall, Ronald Jones, Douglas Lineberry, Marcia Martin, Bobby and Jo Simpson, Karen Stephens, Caroline Moser, Rebecca Tapp, Paul Vaughan, Brenda and Varner Vogler, and Peggie Thomas v. Oppenheimer & Co. Inc., Ann Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 15, 2023, Oppenheimer filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted. On October 31, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

On June 30, 2022, the Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act, and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest. and pay a civil penalty. On January 30, 2024 Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

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

The Company paid cash dividends of $0.60 per share in 2023 to holders of Class A and Class B Stock for a total of $6.5 million. The Company paid cash dividends of $0.60 per share in 2022 to holders of Class A and Class B Stock for a total of $7.0 million. The Company paid cash dividends of $1.54 per share in 2021 to holders of Class A and Class B Stock, including a special dividend of $1.00 per share paid on December 31, 2021, for a total of $19.4 million. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
As of December 31, 2023, there were 1,591,861 shares of Class A Stock underlying outstanding options and restricted share awards. The Class A Stock underlying all vested options, if exercised, and restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of March 1, 2024 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares Outstanding	Number of Stockholders of Record
Class A Stock	10,357,376	86
Class B Stock	99,665	32
(c) Share-Based Compensation Plans
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the "OIP") pursuant to which the Compensation Committee of the Board of Directors of the Company grants options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers, directors and key employees of the Company and its subsidiaries. The OIP expired by its terms on February 26, 2024. On March 1, 2024 the Board of Directors adopted the Company’s 2024 Incentive Plan which is subject to shareholder approval at the Annual Meeting of Stockholders on May 6, 2024.
The Company's share-based compensation plans are described in note 17 to the consolidated financial statements appearing in Item 8.
(d) Share Performance Graph
The following graph shows changes over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2018	2019	2020	2021	2022	2023
Oppenheimer Class A Stock	100	109	129	188	168	164
S&P 500	100	129	150	190	153	190
S&P 500 / Diversified Financials	100	123	135	181	158	180
Stock Buy-Back and Repurchase of Senior Secured Notes
On February 28, 2022, the Company announced that its Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 518,000 shares of the Company's Class A Stock, representing approximately 4.2% of its 12,322,073 then issued and outstanding shares of Class A Stock. This authorization supplemented the 12,407 shares that remained authorized and available under the Company's previous share repurchase program for a total of 530,407 shares authorized and available for repurchase at February 28, 2022.
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
On December 13, 2022, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 543,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,867,660 then issued and outstanding shares of Class A Stock. This authorization supplemented the 144,034 shares that remained authorized and available under the Company's previous share repurchase program for a total of 223,699 shares authorized.
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

During the year ended December 31, 2023, the Company purchased and canceled an aggregate of 463,335 shares of Class A Stock for a total consideration of $17.6 million ($38.07 per share) under its share repurchase program. As of December 31, 2023, 223,699 shares remained available to be purchased under its share repurchase program. During the year ended December 31, 2022, the Company purchased and canceled an aggregate of 1,684,287 shares of Class A Stock for a total consideration of $60.6 million ($36.00 per share) under its share repurchase program. As of December 31, 2022, 687,034 shares remained available to be purchased under the share repurchase program. One purpose of the tender offer, among others, was to assure that sufficient liquidity existed for our stockholder that might have been required to sell shares of Class A Stock when the shares were removed from the Russell 2000 and 3000 indices at the end of June 2023.
On March 1, 2024, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 518,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,357,376 then issued and outstanding shares of Class A Stock. This authorization supplemented the 120,155 shares that remained authorized and available under the Company's previous share repurchase program for a total of 638,155 shares authorized.
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

During the fourth quarter of 2023, the Company issued 791 shares of Class A Stock pursuant to the Company's share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
The following table provides information regarding purchases of shares of Class A Stock during the fourth quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1 - 31, 2023	13,809	$38.18	13,809	313,131
November 1 - 30, 2023	85,739	$37.42	85,739	227,392
December 1 - 31, 2023	3,693	$39.85	3,693	223,699
Q4 2023 Total	103,241	$37.61	103,241	223,699

(1) None of the foregoing authorizations is subject to expiration.
In addition, the Company has repurchased and may continue to seek to repurchase its outstanding 5.50% Senior Secured Notes due 2025 (the “Senior Secured Notes”) from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Senior Secured Notes in the open market.

Item 6. Reserved

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2023 and 2022. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
This analysis should be read in conjunction with the consolidated financial statements and related footnote disclosures contained in this report.
BACKGROUND
The consolidated financial statements include the accounts of Oppenheimer Holdings Inc. ("Parent") and its consolidated subsidiaries (together, the "Company", "we", "our" or "us"). The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which appear elsewhere in this annual report.
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2023, we provided our services from 90 offices in 25 states located throughout the United States, offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At December 31, 2023, client assets under management ("AUM") totaled $43.9 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs and as well as the net asset value of private placement of alternative investments offered by and held by clients of the firm. Client assets under administration ("CAUA") as of December 31, 2023 totaled $118.2 billion. CAUA includes AUM and the other assets for which the firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis. At December 31, 2023, the Company employed 2,942 employees (2,903 full-time and 39 part-time), of whom 931 were financial advisors.
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
Impact of Change in Short-term Interest Rates

After increasing rates by 425 basis points in 2022, the Federal Reserve (the “FED”) slowed both the pace and magnitude of rate increases in 2023. To prevent overtightening in the midst of conflicting economic data and stress within the regional banking sector at the outset of the year, the FED proceeded cautiously and enacted four federal funds rate increases – 25 basis points each – between its February and July meetings. The FED paused on further tightening actions for the remainder of 2023, largely due to improved inflationary readings, resulting in the target federal funds rate remaining at 5.25% to 5.50% as of December 31, 2023. The FED’s forecast currently projects three rate decreases during 2024, though this is subject to change.

Increases in the federal funds rate will be favorable to the Company’s interest-based revenues though any future federal funds rate decreases may result in reductions to these revenues. While increases in interest rates will increase fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such increases may be offset to an extent if the cash sweep balances continue to decrease as clients seek higher-yielding investments. These rate increases will also increase the rates the Company charges on margin balances which have a positive impact on our earnings.
2023 Israel-Hamas War

On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The war has triggered a humanitarian crisis, with hundreds of thousands displaced from their homes and many without food, water or electricity. There remains a risk that the conflict could expand into a wider regional war, which could have an adverse impact on the worldwide economy, financial markets and thus on our business. At this time, the conflict has not yet had a material impact on our business operations in Israel or elsewhere.

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

EXECUTIVE SUMMARY

The Company generated profitable results for the full year 2023 despite mixed macroeconomic conditions and significantly higher legal and regulatory costs. The costs of a particular legal matter (which we now believe is mostly behind us from a financial point of view) and, the impact of a non-recurring accrual related to an SEC industry-wide focus on ‘off-channel communications’ was approximately $70 million for the year. But for these, the Company would have produced a stronger return despite the ongoing drought in Investment Banking activity.

The year began with markets anticipating either a mild recession or a "soft landing" with nominal growth and high but declining inflation driven by a FED committed to interest rate increases. The economic outlook gradually improved as inflation receded, unemployment held steady and the FED signaled potential rate cuts in 2024. The financial markets improved along with the economic outlook, as what began as a narrow rally focused on generative A.I. stocks eventually broadened into an “everything rally” by the year’s end, with most major indices ending the year at or near their all-time highs in spite of continued geopolitical tensions in Ukraine and Gaza.

Throughout these evolving market conditions, our diversified businesses registered a year-over-year increase in total revenues. Higher short-term interest rates propelled record high full-year bank deposit sweep and margin interest income in our Wealth Management business as well as large increases in fixed income sales and trading revenues in our Capital Markets segment.

The rising markets and addition of new client assets also drove improvements in the valuation of client assets under management throughout the year, though asset-based advisory fees did not fully recover to 2022 levels. Investment banking revenues continue to be adversely impacted by reduced corporate transactions and a moribund IPO environment.

The Company ended the year with a strong balance sheet and record high book value per share levels. Additionally, the Class A share count is significantly reduced from the prior year due to share repurchases during the year.

RESULTS OF OPERATIONS

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
REVENUE
Commissions	$349,248	$370,382	(5.7)	$370,382	$401,607	(7.8)
Advisory fees	415,679	425,615	(2.3)	425,615	451,197	(5.7)
Investment banking	117,665	127,529	(7.7)	127,529	435,870	(70.7)
Bank deposit sweep income	172,807	104,558	65.3	104,558	15,557	572.1
Interest	104,550	60,713	72.2	60,713	36,482	66.4
Principal transactions, net	65,347	21,031	210.7	21,031	23,984	(12.3)
Other	23,529	1,113	2,014.0	1,113	29,338	(96.2)
Total revenue	1,248,825	1,110,941	12.4	1,110,941	1,394,035	(20.3)
EXPENSES
Compensation and related expenses	782,396	740,827	5.6	740,827	886,840	(16.5)
Communications and technology	91,321	85,474	6.8	85,474	80,520	6.2
Occupancy and equipment costs	66,002	59,897	10.2	59,897	60,069	(0.3)
Clearing and exchange fees	24,928	25,566	(2.5)	25,566	22,306	14.6
Interest	68,599	23,846	187.7	23,846	9,855	142.0
Other	168,809	129,777	30.1	129,777	109,804	18.2
Total expenses	1,202,055	1,065,387	12.8	1,065,387	1,169,394	(8.9)
Pre-tax income	46,770	45,554	2.7	45,554	224,641	(79.7)
Income tax provision	16,498	13,444	22.7	13,444	65,677	(79.5)
Net Income	$30,272	$32,110	(5.7)	$32,110	$158,964	(79.8)

Net income (loss) attributable to non-controlling interest, net of tax	93	(241)	*	(241)	—	*

Net income attributable to Oppenheimer Holdings Inc.	$30,179	$32,351	(6.7)	$32,351	$158,964	(79.6)
*Percentage not meaningful

Fiscal 2023 compared to Fiscal 2022

Revenue

•Commission revenue was $349.2 million for the year ended December 31, 2023, a decrease of 5.7% compared with $370.4 million for the year ended December 31, 2022 due to decreased client activity in listed securities, OTC products and options, partially offset by higher commission income on annuities.

•Advisory fees were $415.7 million for the year ended December 31, 2023, a decrease of 2.3% compared with $425.6 million for the year ended December 31, 2022 due to lower management fees from advisory programs attributable to reduced billable AUM levels and lower incentive fees from alternative investments during the year.

•Investment banking revenue was $117.7 million for the year ended December 31, 2023, a decrease of 7.7% compared with $127.5 million for the year ended December 31, 2022 driven by an industry-wide slowdown in M&A transactions and lower levels of fixed income capital issuances, partially offset by higher equity underwriting fees.

•Bank deposit sweep income was $172.8 million for the year ended December 31, 2023, an increase of 65.3% compared with $104.6 million for the year ended December 31, 2022 due to higher short-term interest rates, partially offset by lower cash sweep balances.

•Interest revenue was $104.6 million for the year ended December 31, 2023, an increase of 72.2% compared with $60.7 million for the year ended December 31, 2022 due to higher short-term interest rates, which drove record full year margin interest income.

•Principal transactions revenue was $65.3 million for the year ended December 31, 2023, an increase of 210.7% compared with $21.0 million for the year ended December 31, 2022 primarily due to higher fixed income trading volumes.

•Other revenue was $23.5 million for the year ended December 31, 2023, a significant increase compared to $1.1 million for the year ended December 31, 2022 primarily due to increases in the cash surrender value of Company-owned life insurance during 2023, which fluctuates based on changes in fair value of the policies' underlying investments.

Expenses

•Compensation and related expenses totaled $782.4 million during the year ended December 31, 2023, an increase of 5.6% compared with the year ended December 31, 2022 primarily due to higher base salary and deferred compensation costs. Compensation and related expenses as a percentage of revenue was 62.7% for the year ended December 31, 2023 compared with 66.7% for the year ended December 31, 2022.

•Non-compensation expenses were $419.7 million during the year ended December 31, 2023, an increase of 29.3% compared with $324.6 million during the year ended December 31, 2022 due to the impact of significant legal costs and an accrual for a regulatory settlement.

•The effective income tax rate for the year ended December 31, 2023 was 35.3% compared with 29.5% for the year ended December 31, 2022 primarily due to the impact of a non-deductible regulatory settlement totaling $13.0 million.

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

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and years ended December 31, 2023 and 2022:

(Expressed in thousands)
	For the Three Months Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2023	2022	% Change
Revenue
Private Client	$203,834	$201,748	1.0	$801,754	$675,680	18.7
Asset Management	21,446	22,940	(6.5)	88,433	99,242	(10.9)
Capital Markets	81,457	90,549	(10.0)	345,897	337,821	2.4
Corporate/Other	1,552	(1,657)	*	12,741	(1,802)	*
Total	308,289	313,580	(1.7)	1,248,825	1,110,941	12.4
Pre-Tax Income (Loss)
Private Client	53,945	49,331	9.4	194,444	142,250	36.7
Asset Management	6,125	9,837	(37.7)	24,091	35,753	(32.6)
Capital Markets	(18,179)	(11,328)	60.5	(62,961)	(25,696)	145.0
Corporate/Other	(24,059)	(17,568)	36.9	(108,804)	(106,753)	1.9
Total	$17,832	$30,272	(41.1)	$46,770	$45,554	2.7
* Percentage not meaningful

Private Client
Private Client reported revenue of $801.8 million for the year ended December 31, 2023, 18.7% higher compared with the prior year. Pre-tax income was $194.4 million, an increase of 36.7% from the prior year.

(Expressed in thousands, except financial advisor headcount or otherwise indicated)
	For the Years Ended December 31,
	2023	2022	% Change
Revenue	$801,754	$675,680	18.7
Commissions	186,496	190,614	(2.2)
Advisory fees	319,191	326,240	(2.2)
Bank deposit sweep income	172,807	104,558	65.3
Interest	85,105	51,866	64.1
Other	38,155	2,402	1,488.5

Total Expenses	$607,310	$533,430	13.8
Compensation	399,185	377,671	5.7
Non-compensation	208,125	155,759	33.6

Pre-Tax Income	$194,444	$142,250	36.7

Compensation Ratio	49.8%	55.9%	(10.9)
Non-compensation Ratio	26.0%	23.1%	12.6
Pre-Tax Margin	24.3%	21.1%	15.2

AUA (billions)	$118.2	$105.0	12.6
Cash Sweep Balances (billions)	$3.4	$5.5	(38.2)
Financial Advisor Headcount	931	968	(3.8)

•Retail commissions decreased slightly from the prior year due to lower overall client activity, though transaction volumes improved later in the year.
•Advisory fees decreased 2.2% from the prior year due to lower billable AUM during the year.
•Bank deposit sweep income for the full year was a record high and increased $68.2 million or 65.3% from the prior year due to higher short-term interest rates, partially offset by lower cash sweep balances.
•Interest revenue increased 64.1% from the prior year due to record full year margin interest income attributable to higher short-term interest rates.
•Other revenue increased significantly compared with the prior year primarily due to increases in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies' underlying investments.
•Compensation expenses increased 5.7% from the prior year primarily due to higher deferred compensation costs.
•Non-compensation expenses increased 33.6% from the prior year primarily due to the impact of significant legal costs.

Asset Management
Asset Management reported revenue of $88.4 million for the year ended December 31, 2023, 10.9% lower compared with the prior year. Pre-tax income was $24.1 million, a decrease of 32.6% compared with the prior year.

(Expressed in thousands, unless otherwise indicated)
	For the Years Ended December 31,
	2023	2022	% Change
Revenue	$88,433	$99,242	(10.9)
Advisory fee revenue	96,259	99,224	(3.0)
Other	(7,826)	18	*

Total Expenses	$64,342	$63,489	1.3
Compensation	24,846	24,261	2.4
Non-compensation	39,496	39,228	0.7

Pre-Tax Income	$24,091	$35,753	(32.6)

Compensation Ratio	28.1%	24.4%	15.2
Non-compensation Ratio	44.7%	39.5%	13.2
Pre-Tax Margin	27.2%	36.0%	(24.4)

AUM (billions)	$43.9	$36.8	19.3
* Percentage not meaningful
•Advisory fee revenue decreased 3.0% from the prior year primarily due to lower management fees from advisory programs attributable to reduced billable AUM levels and lower incentive fees from alternative investments during the year.
•Other revenue decreased $7.8 million from a year ago primarily due to a decrease in the fair value of positions held in private equity investments.
•AUM were $43.9 billion at December 31, 2023, which is the basis for advisory fee billings for January 2024.
•The increase in AUM from December 31, 2022 to December 31, 2023 was comprised of higher asset values of $6.0 billion on existing client holdings and a net contribution of assets of $1.1 billion.
•Compensation expenses and non-compensation expenses were relatively flat when compared to the prior year.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2023:

(Expressed in millions)
	For the Year Ended December 31, 2023
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$31,413	$7,610	$(6,356)	$5,476	$38,143
Institutional Fixed Income (2)	836	17	(70)	70	853
Alternative Investments:
Hedge funds (3)	3,041	120	(315)	617	3,463
Private Equity Funds (4)	1,152	190	(83)	(153)	1,106
Portfolio Enhancement Program (5)	352	6	(53)	—	305
	$36,794	$7,943	$(6,877)	$6,010	$43,870

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

Capital Markets
Capital Markets reported revenue of $345.9 million for the year ended December 31, 2023, 2.4% higher compared with the prior year. Pre-tax loss was $63.0 million compared with a pre-tax loss of $25.7 million for the prior year.

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022	% Change
Revenue	$345,897	$337,821	2.4

Investment Banking	$111,734	$117,101	(4.6)
Advisory fees	69,623	84,569	(17.7)
Equities underwriting	33,904	24,583	37.9
Fixed income underwriting	6,594	8,898	(25.9)
Other	1,613	(949)	*

Sales and Trading	$231,867	$217,712	6.5
Equities	128,216	141,013	(9.1)
Fixed income	103,651	76,699	35.1

Other	$2,296	$3,008	(23.7)

Total Expenses	$408,858	$363,517	12.5
Compensation	269,330	260,974	3.2
Non-compensation	139,528	102,543	36.1

Pre-Tax Loss	$(62,961)	$(25,696)	145.0

Compensation Ratio	77.9%	77.3%	0.8
Non-compensation Ratio	40.3%	30.4%	32.6
Pre-Tax Margin	(18.2)%	(7.6)%	139.5
* Percentage not meaningful
•Advisory fees earned from investment banking activities decreased 17.7% compared with the prior year driven by an industry-wide slowdown in M&A transactions.
•Equities underwriting fees increased 37.9% compared with the prior year due to higher new issuance volumes and deal sizes, primarily during the third quarter.
•Fixed income underwriting fees were down 25.9% compared with the prior year primarily driven by less overall new issuance activity.
•Equities sales and trading decreased 9.1% compared with the prior year due to reduced volumes as a result of lower market volatility.
•Fixed income sales and trading increased 35.1% compared with the prior year driven by higher trading income attributable to higher volumes.
•Compensation expenses were slightly higher than the prior year due to opportunistic hires and inflationary pressures on wages as well as higher deferred compensation costs.
•Non-compensation expenses were 36.1% higher compared with the prior year mainly due to an increase in interest expense in financing trading inventories.

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

The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. The valuation of financial instruments are classified in Level 3 of the fair value hierarchy and consists of valuation techniques that incorporate one or more significant unobservable inputs, and therefore requires the greatest amount of management judgment. As of December 31, 2023, the Company had $2.7 million in financial instruments, comprised of auction rate securities, classified within Level 3 of the fair value hierarchy. See note 8 to the consolidated financial statements appearing in Item 8 for further information on the fair value definition, Level 1, Level 2 and Level 3 and related valuation techniques.

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

Assumption and judgement - The determination of the levels of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, we established reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss. When loss contingencies are not probable or cannot be reasonably estimated, we do not establish reserves. When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. See note 18 to the consolidated financial statements appearing in Item 8 for further details.

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
New Accounting Pronouncements
The following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board ("FASB") has not yet been adopted by the Company:

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued this ASU to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The revised guidance will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance, among other requirements. While this ASU will have no impact on the Company’s financial position or results of operations, the Company is currently evaluating the impact of this ASU on its segment disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Total assets increased by 5.9% from December 31, 2022 to December 31, 2023. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, changes in stock loan balances and financing through repurchase agreements. At December 31, 2023 and December 31, 2022, the Company had no such borrowings outstanding. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.4 million and $384,120, respectively, at December 31, 2023. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.
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
During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of December 31, 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of December 31, 2023, $113.05 million aggregate principal amount of the Notes remain outstanding. See note 13 to the consolidated financial statements appearing in Item 1 for further discussion.
The Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Guarantors"), unless released as described below. Each of the Guarantors is 100% owned by the Parent. The indenture for the Notes contains covenants with restrictions which are discussed in note 13.
The guarantees are senior secured obligations of each Guarantor. The guarantees rank:

•effectively senior in right of payment to all unsecured and unsubordinated obligations of such Guarantor, to the extent of the value of the collateral owned by such Guarantor (and, to the extent of any unsecured remainder after payment of the value of the collateral, rank equally in right of payment with such unsecured and unsubordinated indebtedness of such Guarantor); and
•senior in right of payment to any subordinated debt of such Guarantor (The Notes are secured on a first-priority basis by the collateral, subject to certain exceptions and permitted liens, and it is intended that pari passu lien indebtedness, if any, will be secured on an equal and ratable basis).
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

The following tables present the selected financial information for the twelve months ended December 31, 2023 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
December 31, 2023
Total Assets	$2,087,888
Due From Non-Guarantor Subsidiary	15,908
Total Liabilities	574,368
Due To Non-guarantor Subsidiary	55,799

For the Year Ended
December 31, 2023
Total Revenue	$10,472
Pre-Tax Loss	114
Net Income	1,520
S&P’s Corporate Family rating and the rating on the Notes is a 'BB-' with a stable outlook. Moody’s Corporate Family rating and the rating on the Notes is a “Ba3” with a stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the auction rate securities, are mainly comprised of actively trading, readily marketable securities. We advanced $21.5 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2023 ($19.8 million for the year ended December 31, 2022) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2023, bank call loans were zero (zero at December 31, 2022). The average daily bank loan outstanding for the year ended December 31, 2023 was $49.4 million ($79.4 million for the year ended December 31, 2022). The largest daily bank loan outstanding for the year ended December 31, 2023 was $167.3 million ($226.6 million for the year ended December 31, 2022).
At December 31, 2023, securities loan balances totaled $285.0 million ($320.8 million at December 31, 2022). The average daily securities loan balance for the year ended December 31, 2023 was $327.0 million ($297.6 million for the year ended December 31, 2022). The largest daily stock loan balance for the year ended December 31, 2023 was $391.5 million ($350.1 million for the year ended December 31, 2022).
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

At December 31, 2023, the gross balances of reverse repurchase agreements and repurchase agreements were $8.9 million and $643.4 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2023 was $107.6 million and $547.1 million, respectively ($172.4 million and $356.6 million, respectively, for the year ended December 31, 2022). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2023 was $506.4 million and $806.9 million, respectively ($663.9 million and $668.3 million, respectively, for the year ended December 31, 2022).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $86.5 million as of December 31, 2023.
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
Our primary long-term cash requirements include $113.1 million principal outstanding as of December 31, 2023 under our Notes (due in 2025) and $183.3 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $18.7 million for the 2024 year.
Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022
Cash provided by/(used in) operating activities	$(18,810)	$64,492
Cash used in investing activities	(15,561)	(14,137)
Cash used in financing activities	(74,761)	(253,912)
Net decrease in cash and cash equivalents and restricted cash	$(109,132)	$(203,557)
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
Reg BI requires enhanced documentation for recommendations of securities transactions to broker-dealer retail clients as well as the cessation of certain practices and limitations on certain kinds of transactions previously conducted in the normal course of business. The new rules and processes related thereto may limit revenue and have increased, and most likely will continue to increase costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. The Company made significant structural, technological and operational changes to our business practices to comply with the requirements of the Reg BI Rules and it is likely that additional changes may be necessary to continue to comply as more experience with the Reg BI Rules is gained. Regulators have commenced reviews of the industry’s compliance with the requirements of Reg BI, including that of the Company.
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
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2023, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See “Business – Regulatory - Regulatory Capital Requirements” in Part I, Item 1 and note 19 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.
Other Regulatory Matters
On November 18, 2022, Oppenheimer received an information request from the SEC requesting information related to the use of text messaging and similar forms of electronic communications by employees of Oppenheimer and whether those communications were properly retained by Oppenheimer as part of its records preservation requirements relating to the broker-dealer business activities of Oppenheimer. Subsequently, Oppenheimer received a similar information request from the Commodity Futures Trading Commission (“CFTC”). On January 4, 2024, Oppenheimer submitted an Offer of Settlement to the SEC. On February 9, 2024, the SEC issued an order (the “Order”) pursuant to which Oppenheimer will pay a fine in an amount of $12 million and agree to certain undertakings. In addition to the Order Oppenheimer received a waiver of certain statutory disqualifications from the SEC. On February 7, 2024, Oppenheimer submitted an Offer of Settlement to the CFTC pursuant to which Oppenheimer offered to pay a fine of $1 million and agree to certain undertakings.
FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, liquidity and cash flows, business prospects, strategic objectives, projected ventures, new products, anticipated market performance, and similar matters. Words such as “believes,” “expects,” “anticipates,” “estimates,” “will,” “may,” “could,” “should” and “would” are intended to identify forward-looking statements. Forward-looking statements are not guarantees and involve risks, uncertainties and assumptions. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) cybersecurity threats, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, including the Inflation Reduction Act. (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to Russia’s invasion of Ukraine and Western sanctions and the Israel-Hamas war and related unrest in the Middle East, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU(“Brexit”) and economic uncertainty in the UK, EU, and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic; the COVID-19 Pandemic’s impact on the U.S. and global economies; and federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A.

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
In addition to monitoring the creditworthiness of its customers and counterparties, Oppenheimer imposes more conservative margin requirements than those of FINRA Rule 4210. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or lower if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, FINRA Rule 4210 permits loans of up to 75% of the value of the equity securities in a customer's account. Further discussion of credit risk appears in note 9 to the Company's consolidated financial statements appearing in Item 9.
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
The Company has comprehensive procedures for addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds and securities, granting of credit, collection activities, money laundering, and record keeping. The Company has designated Anti-Money Laundering Compliance Officers who monitor compliance with regulations under the Patriot Act. See further discussion of the Company's policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates" in Part II, Item 7, "Legal Proceedings" in Part 1, Item 3 and "Business — Regulation" in Part 1, Item 1.
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
At December 31, 2023 and 2022, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2023			VAR for Fiscal 2022
	High	Low	Average	High	Low	Average
Equity price risk	$165	$11	$91	$298	$25	$104
Interest rate risk	2,027	1,345	1,638	2,928	881	1,547
Commodity price risk	—	—	—	—	—	—
Diversification benefit	(317)	(780)	(561)	(483)	(903)	(652)
Total	$1,875	$576	$1,168	$2,743	$3	$999

(Expressed in thousands)
	VAR at December 31,
	2023	2022
Equity price risk	$79	$67
Interest rate risk	1,345	1,192
Diversification benefit	(317)	(578)
Total	$1,107	$681

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2023 from those reported in 2022 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2023 compared to December 31, 2022. The Company's portfolio as of December 31, 2023 includes approximately $18.6 million in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2023, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2023 was effective.
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
The Company's internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 1, 2024, expressed an unqualified opinion on those financial statements.

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
March 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders’ equity and redeemable noncontrolling interests, and statements of cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Advisory Fees – Earned on Asset-based programs - Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company earns advisory fees in connection with advisory and asset management services it provides to various types of funds and investment vehicles through its subsidiaries. Advisory fees earned on asset-based programs are generally based on the customer’s account value at the valuation date per the respective asset management agreements. Fees are calculated based on underlying information, such as asset balances and rates, sourced from multiple internal and external systems. Advisory fees earned on assets held in the Company’s asset-based programs are included as a part of the Company’s total advisory fee revenue.

Given the Company's use of multiple systems and databases in recording advisory fees earned on asset-based programs, auditing advisory fees earned on asset-based programs was complex and challenging due to the extent of audit effort required to evaluate the completeness and accuracy of underlying information and required the involvement of information technology (IT) professionals with specialized skills and expertise.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process advisory fees earned on asset-based programs included the following, among others:

•With the assistance of our IT specialists, we identified the significant systems used in the calculation of advisory fees earned on asset-based programs and, using a risk-based approach, tested the relevant general IT controls over each of these systems. Additionally, for the relevant service organizations, we obtained the service auditor's reports and evaluated IT-related controls, related exceptions and complementary user entity controls specified in the reports.
•We tested the effectiveness of controls over the Company’s advisory fees earned on asset-based programs, including automated business controls and system interface controls, as well as the controls designed to ensure the accuracy and completeness of advisory fees earned on asset-based programs.
•With the assistance of our data specialists, we created data visualizations to evaluate recorded advisory fees earned on asset-based programs and evaluate trends in the transactional revenue data.
•For a sample of advisory fees earned on asset-based programs, we performed detail testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded advisory fees earned on asset-based programs.
•For a sample of accounts within the asset-based programs, we tested the accuracy and completeness of assets under management by obtaining independent pricing support and reconciling total positions to third-party statements.

/s/ Deloitte & Touche LLP
New York, New York
March 1, 2024
We have served as the Company's auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2023	2022
ASSETS
Cash and cash equivalents	$28,835	$112,433
Deposits with clearing organizations	78,706	77,691
Restricted cash	—	25,534
Receivable from brokers, dealers and clearing organizations	284,696	206,077
Receivable from customers, net of allowance for credit losses of $345 ($350 in 2022)	1,059,892	1,202,764
Income tax receivable	7,199	—
Securities purchased under agreements to resell	5,842	—
Securities owned, including amounts pledged of $689,381 ($175,724 in 2022), at fair value	795,312	498,594
Notes receivable, net	62,640	57,495
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $82,732 ($97,751 in 2022)	43,874	36,742
Right-of-use lease assets, net of accumulated amortization of $99,716 ($82,449 in 2022)	140,554	142,630
Intangible assets	34,340	32,100
Goodwill	142,162	137,889
Other assets	190,764	184,443
Total assets	$2,874,816	$2,714,392
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$9,002	$—
Payable to brokers, dealers and clearing organizations	361,890	550,006
Payable to customers	369,287	456,475
Securities sold under agreements to repurchase	640,382	161,009
Securities sold but not yet purchased, at fair value	31,676	52,768
Accrued compensation	256,244	239,136
Accounts payable and other liabilities	82,810	102,202
Income tax payable	—	4,130
Lease liabilities	183,273	182,570
Senior secured notes, net of debt issuance costs of $392 ($616 in 2022)	112,658	113,434
Deferred tax liabilities, net of deferred tax assets of $45,961 ($55,628 in 2022)	38,355	32,241
Total liabilities	2,085,577	1,893,971
Commitments and contingencies (Note 18)
Redeemable non-controlling interests	—	$25,466
Stockholders' equity
Common Stock ($0.001 par value per share):
Class A: shares authorized: 50,000,000; shares issued and outstanding 10,186,783 and 10,868,556 as of December 31, 2023 and 2022, respectively Class B: shares authorized, issued and outstanding: 99,665 as of December 31, 2023 and 2022	10	11
Additional paid-in capital	31,774	28,628
Retained earnings	756,468	764,178
Accumulated other comprehensive income	914	1,416
Total Oppenheimer Holdings Inc. stockholders' equity	789,166	794,233
Non-controlling interests (Note 2)	$73	$722
Total Stockholders' Equity	$789,239	$794,955
Total Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity	$2,874,816	$2,714,392
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2023	2022	2021
REVENUE
Commissions	$349,248	$370,382	$401,607
Advisory fees	415,679	425,615	451,197
Investment banking	117,665	127,529	435,870
Bank deposit sweep income	172,807	104,558	15,557
Interest	104,550	60,713	36,482
Principal transactions, net	65,347	21,031	23,984
Other	23,529	1,113	29,338
Total revenue	1,248,825	1,110,941	1,394,035
EXPENSES
Compensation and related expenses	782,396	740,827	886,840
Communications and technology	91,321	85,474	80,520
Occupancy and equipment costs	66,002	59,897	60,069
Clearing and exchange fees	24,928	25,566	22,306
Interest	68,599	23,846	9,855
Other	168,809	129,777	109,804
Total expenses	1,202,055	1,065,387	1,169,394
Pre-tax income	46,770	45,554	224,641
Income tax provision	16,498	13,444	65,677
Net income	$30,272	$32,110	$158,964

Net income (loss) attributable to non-controlling interests, net of tax	93	(241)	—
Net income attributable to Oppenheimer Holdings Inc.	$30,179	$32,351	$158,964

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.81	$2.77	$12.57
Diluted	2.59	$2.57	$11.70

Weighted average shares outstanding
Basic	10,736,166	11,666,194	12,642,306
Diluted	11,645,708	12,607,752	13,582,828

Period end shares outstanding	10,286,448	10,968,221	12,546,701

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2023	2022	2021
Net income	$30,272	$32,110	$158,964
Other comprehensive income (loss), net of tax
Currency translation adjustment	(502)	(2,809)	777
Comprehensive income	$29,770	$29,301	$159,741
Less net income (loss) attributable to non-controlling interests	93	(241)	—
Comprehensive income attributable to Oppenheimer Holdings Inc.	$29,677	$29,542	$159,741

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE
NON-CONTROLLING INTERESTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2023	2022	2021 (1)
Common stock ($0.001 par value per share)
Balance at beginning of year	$11	$13	$12
Issuance of Class A non-voting common stock	—	—	1
Repurchase of Class A non-voting common stock for cancellation	(1)	(2)	—
Balance at end of year	10	11	13
Additional paid-in capital
Balance at beginning of year	28,628	78,032	80,802
Issuance of Class A non-voting common stock	6,061	2,924	4,846
Repurchase of Class A non-voting common stock for cancellation	(3,936)	(58,581)	(7,738)
Share-based expense	13,058	11,555	10,514
Vested employee share plan awards	(11,892)	(5,081)	(9,739)
Change in redemption value of redeemable non-controlling interests	(145)	(221)	(653)
Balance at end of year	31,774	28,628	78,032
Retained earnings
Balance at beginning of year	764,178	740,926	601,406
Repurchase of Class A non-voting common stock for cancellation	(31,437)	(2,055)	—
Net income (2)	30,179	32,351	158,964
Dividends paid	(6,452)	(7,044)	(19,444)
Balance at end of year	756,468	764,178	740,926
Accumulated other comprehensive income
Balance at beginning of year	1,416	4,225	3,448
Currency translation adjustment	(502)	(2,809)	777
Balance at end of year	914	1,416	4,225
Total Oppenheimer Holdings Inc. stockholders' equity	789,166	794,233	823,196

Non-controlling interests
Balance at beginning of year	722	2,069	11,946
Capital distribution to non-controlling interests	(198)	(90)	—
Net income (loss) attributable to non-controlling interests	93	(241)	(11)
Change in redemption value of redeemable non-controlling interests	(544)	(1,016)	(9,866)
Balance at end of year	73	722	2,069
Total stockholders' equity	$789,239	$794,955	$825,265

Redeemable Non-controlling Interests
Balance at beginning of year	25,466	127,765	117,246
Redemption of redeemable non-controlling interests	(26,155)	(103,536)	—
Change in redemption value of redeemable non-controlling interests	689	1,237	10,519
Balance at end of year	$—	$25,466	$127,765

Dividends paid per share	$0.60	$0.60	$1.54
(1) Certain prior period reported amounts were reclassified to conform to the current period presentation, See Note 2.
(2) Attributable to Oppenheimer Holdings Inc.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2023	2022	2021

Cash flows from operating activities

Net income	$30,272	$32,110	$158,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	9,924	7,605	7,994
Deferred income taxes	6,457	(14,616)	(792)
Amortization of notes receivable	15,966	13,741	13,427
Amortization of debt issuance costs	219	248	250
Write-off of debt issuance costs	5	61	—
Provision for (reversal of) credit losses	(5)	(2,955)	2,896
Share-based compensation	16,940	15,914	31,138
Amortization of right-of-use lease assets	27,281	26,804	26,125
Gain on repurchase of senior secured notes	(51)	(235)	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(1,015)	(10,723)	16,375
Receivable from brokers, dealers and clearing organizations	(78,619)	(36,175)	33,592
Receivable from customers	142,877	21,641	(113,511)
Income tax receivable	(7,199)	—	—
Securities purchased under agreements to resell	(5,842)	935	(935)
Securities owned	(296,718)	135,910	(23,987)
Notes receivable	(21,111)	(17,253)	(21,249)
Other assets	(11,246)	16,412	65,814
Increase (decrease) in operating liabilities:
Drafts payable	9,002	—	—
Payable to brokers, dealers and clearing organizations	(188,116)	127,949	162,146
Payable to customers	(87,188)	(483)	(45,849)
Securities sold under agreements to repurchase	479,373	(116,313)	(65,116)
Securities sold but not yet purchased	(21,092)	(19,190)	(54,213)
Accrued compensation	13,227	(107,350)	23,238
Income tax payable	(4,130)	(9,406)	3,810
Accounts payable and other liabilities	(48,021)	(139)	7,669
Cash provided by/(used in) operating activities	(18,810)	64,492	227,786

Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(17,056)	(16,311)	(8,268)
Acquisition of BondWave LLC, net of cash consideration	(2,929)	—	—
Proceeds from the settlement of Company-owned life insurance	4,424	2,174	2,001
Cash used in investing activities	(15,561)	(14,137)	(6,267)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,452)	(7,044)	(19,444)
Issuance of Class A non-voting common stock	75	127	58
Repurchase of Class A non-voting common stock for cancellation	(35,124)	(60,636)	(7,737)
Payments for employee taxes withheld related to vested share-based awards	(5,907)	(2,283)	(4,967)
Payment of Company sponsored Initial Public Offering costs	—	—	(454)
Contributions from non-controlling interests	—	—	3,147
Proceeds from Company sponsored Initial Public Offering	—	—	126,500
Distribution to non-controlling interests	(198)	(90)	—
Redemption on redeemable non-controlling interests	(26,155)	(103,536)	—
Repurchase of senior secured notes	(1,000)	(10,950)	—
Debt issuance costs	—	—	(22)
Decrease in bank call loans, net	—	(69,500)	(12,500)
Cash provided by/(used in) financing activities	(74,761)	(253,912)	84,581
Net increase/(decrease) in cash and cash equivalents and restricted cash	(109,132)	(203,557)	306,100
Cash and cash equivalents and restricted cash, beginning of year	137,967	341,524	35,424
Cash and cash equivalents and restricted cash, end of year	$28,835	$137,967	$341,524

Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheet:	2023	2022	2021
Cash and cash equivalents	$28,835	$112,433	$213,759
Restricted cash	—	25,534	127,765
Total cash and cash equivalents and restricted cash	$28,835	$137,967	$341,524

Schedule of non-cash financing activities
Employee share plan issuance	$9,376	$4,288	$7,361
Fair value of non-cash assets acquired	$6,658	$—	$—
Fair value of liabilities assumed in acquisition	$1,544	$—	$—
Contingent consideration for BondWave LLC	$(1,395)	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$68,399	$22,810	$10,089
Cash paid during the year for income taxes, net	$20,576	$37,512	$62,378
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

The Company is headquartered in New York and has 90 retail branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Portugal, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

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

Change in Presentation

Effective June 30, 2022, the Company reclassified certain stockholders' equity amounts on the consolidated balance sheet and consolidated statements of changes in stockholders' equity and redeemable non-controlling interests. The reclassification included separately presenting the par value of common stock, and combining previously disclosed share capital and contributed capital amounts in the currently reported additional paid-in capital amount. The reclassification had no impact on previously reported total stockholders’ equity amounts.

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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury and corporate equities. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, U.S. Agency securities, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. As of December 31, 2023 and December 31, 2022, the Company had $2.7 million and $31.8 million respectively, of auction rate securities ("ARS") in Level 3 assets. See note 8 for further details.
Consolidation
The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders at risk and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the entity is a VIE. Under US GAAP, a general partner will not consolidate a partnership or similar entity under the voting interest model. See note 10 for further details.
Financing Receivables
The Company's financing receivables include customer margin loans, securities purchased under agreements to resell ("reverse repurchase agreements"), and securities borrowed transactions. The Company uses financing receivables to extend margin loans to customers, meet trade settlement requirements, and facilitate its matched-book arrangements and inventory requirements.
The Company's financing receivables are secured by collateral received from clients and counterparties. In many cases, the Company is permitted to sell or re-pledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or to fulfill the obligation of securities fails to deliver. The Company monitors the fair value of the collateral received on a daily basis and may require clients and counterparties to deposit additional collateral or return collateral pledged, when appropriate.
Customer receivables, primarily consisting of customer margin loans collateralized by customer-owned securities, are stated net of allowance for credit losses. The Company reviews large customer accounts that do not comply with the Company's margin

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

requirements on a case-by-case basis to determine the likelihood of collection and records an allowance for credit loss following that process. For small customer accounts that do not comply with the Company's margin requirements, the allowance for credit loss is generally recorded as the amount of unsecured or partially secured receivables.
The Company also periodically makes loans to financial advisors and other revenue producers as part of its hiring process. These loans are recorded as notes receivable on its consolidated balance sheet. Allowances are established on these loans if the employee is no longer associated with the Company and the loan has not been promptly repaid.
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
Goodwill
The Company's goodwill resides in its Private Client Division ("PCD") and Corporate/Other operating segment. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment.
Goodwill within the Corporate/Other operating segment relates to the Company’s acquisition of BondWave LLC, which closed on December 29, 2023. Because the valuation of goodwill associated with this transaction was determined on the last business day of 2023, no impairment testing was deemed necessary. The Company's annual goodwill impairment analysis performed over the goodwill within the PCD reporting unit as of December 31, 2023 applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2022.
In estimating the fair value of the PCD reporting unit, the Company uses traditional standard valuation methods, including the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject company to public companies whose stocks are actively traded ("Price Multiples") or to similar companies engaged in an actual

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Intangible Assets
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets carried at $32.7 million, which are not amortized, are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of their carrying value as of December 31, 2023. Defined-lived intangible assets are comprised of developed technology and customer relationships. These intangible assets carried at $1.6 million are amortized over their estimated lives and are periodically evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable from future undiscounted cash flows.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

basis. Payables to customers are recorded when customers deposit cash into their accounts and are recorded on a settlement date basis.
Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase
Reverse repurchase agreements and securities sold under agreements to repurchase ("repurchase agreements") are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are included in interest income and interest expense in the consolidated income statements. Additionally, the Company elected the fair value option for repurchase agreements and reverse repurchase agreements that do not settle overnight or have an open settlement date. The Company presents the reverse repurchase and repurchase transactions on a net-by-counterparty basis when the specific offsetting requirements are satisfied.
Notes Receivable
Notes receivable primarily represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. Amortization of notes receivable is included in the consolidated income statements in compensation and related expenses.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company records uncertain tax positions on the basis of a two-step process whereby it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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

On October 26, 2023, OHAA’s stockholders approved an amendment to its certificate of incorporation to extend the deadline by which it must complete its initial business combination from October 30, 2023 to June 30, 2024 on a month-to-month basis. However, after careful consideration of the current SPAC market and after having completed an extensive search, OHAA determined it would be unable to deliver and fund a high quality value enhancing transaction to stockholders despite the extension. Therefore, on December 18, 2023, OHAA determined not to further extend the term it has to complete an initial business combination and instead announced its intention to dissolve and liquidate. On December 28, 2023, all OHAA Class A ordinary shares were cancelled with shareholders receiving their respective share redemption amounts. Accordingly, there were no “Redeemable non-controlling interests” or restricted cash balances associated with the publicly held OHAA Class A ordinary shares recorded on the Company’s consolidated balance sheet as of December 31, 2023. The remaining steps of OHAA’s dissolution are expected to be completed in the first quarter of 2024.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. Pursuant to the Company’s policy for consolidation, the Company consolidates OPI.

Non-controlling Interests

Non-controlling interests represents ownership interests in the Sponsor of OHAA. For the year ended December 31, 2023, the net gain (net of taxes) attributed to non-controlling interests was $93,000. For the year ended December 31, 2022, the net loss (net of taxes) attributed to non-controlling interests was$241,000.

Restricted Cash

Restricted cash represents OHAA deposits held in trust. Since these deposits were returned to OHAA’s Class A shareholders as indicated above, there was no restricted cash as of December 31, 2023.

3. Acquisitions

On December 29, 2023, the Company acquired 100% of the membership interests of BondWave LLC, a cloud-based financial markets software as a service provider that offers institutions active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions. Under the terms of the agreement, the Company paid approximately $3.6 million on closing, with the potential for additional contingent payments to be made within 18 months after the closing date. The Company accounted for the acquisition under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” The Company allocated $4.3 million of the purchase price to goodwill, $2.2 million to definite-lived intangible assets, $625 thousand to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition. The goodwill, which has been allocated to the “Corporate/Other” segment, primarily reflects the expected synergies of combining the scalable software platform with Oppenheimer’s broader client base.

4. Financial Instruments - Credit Losses

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

As of December 31, 2023, the Company has $62.6 million of notes receivable. Notes receivable primarily represents recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At this point any uncollected portion of the notes gets reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the year ended December 31, 2023, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of December 31, 2023, the uncollected balance of defaulted notes was $7.1 million and the allowance for uncollectibles was $3.9 million. The allowance for uncollectibles consisted of $1.7 million related to defaulted notes balances (five years and older) and $2.2 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of December 31, 2023:

(Expressed in thousands)
As of December 31, 2023
2023	$2,497
2022	285
2021	1,837
2020	423
2019	314
2018 and prior	1,709
Total	$7,065

The following table presents activity in the allowance for uncollectibles of defaulted notes for the years ended December 31, 2023 and 2022:

(Expressed in thousands)
	For the Year Ended December 31,
	2023	2022
Beginning balance	$4,327	$4,923
Additions and other adjustments	(458)	(596)
Ending balance	$3,869	$4,327

5.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 90 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Munich, Germany, Tel Aviv, Israel and Hong Kong, China.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The depreciable life of assets and leasehold improvements is limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2023, the Company had right-of-use operating lease assets of $140.6 million (net of accumulated amortization of $99.7 million) which are comprised of real estate leases of $137.9 million (net of accumulated amortization of $97.1 million) and equipment leases of $2.7 million (net of accumulated amortization of $2.6 million). As of December 31, 2023, the Company had operating lease liabilities of $183.3 million which are comprised of real estate lease liabilities of $180.6 million and equipment lease liabilities of $2.7 million. The Company had no finance leases as of December 31, 2023.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of December 31, 2023 and December 31, 2022, respectively:

	As of
	December 31, 2023	December 31, 2022

Weighted average remaining lease term (in years)	6.35	6.82
Weighted average discount rate	7.72%	6.66%
The following table presents operating lease costs recognized for the years ended December 31, 2023 and December 31, 2022, respectively, which are included in occupancy and equipment costs on the consolidated income statements:

(Expressed in thousands)
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$25,568	$25,128
Real estate leases - Interest expense	13,413	12,996
Equipment leases - Right-of-use lease asset amortization	1,717	1,672
Equipment leases - Interest expense	184	152

The maturities of lease liabilities as of December 31, 2023 are as follows:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
As of December 31, 2023

2024	$43,885
2025	38,759
2026	36,757
2027	34,823
2028	21,660
After 2028	58,081
Total lease payments	$233,965
Less interest	(50,692)
Present value of lease liabilities	$183,273

As of December 31, 2023, the Company had $5.8 million of additional operating leases that have not yet commenced. ($40.2 million as of December 31, 2022).

6.    Revenues from contracts with customers

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
Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2023 and 2022:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$155,039	$—	$162,706	$23	$317,768
Mutual fund income	31,457	—	7	16	31,480
Advisory fees	319,191	96,259	—	229	415,679
Investment banking - capital markets	7,543	—	40,499	—	48,042
Investment banking - advisory	—	—	69,623	—	69,623
Bank deposit sweep income	172,807	—	—	—	172,807
Other	15,500	(1)	1,436	166	17,101
Total revenues from contracts with customers	701,537	96,258	274,271	434	1,072,500
Other sources of revenue:
Interest	85,105	—	15,196	4,249	104,550
Principal transactions, net	3,400	—	55,572	6,375	65,347
Other	11,712	(7,825)	858	1,683	6,428
Total other sources of revenue	100,217	(7,825)	71,626	12,307	176,325
Total revenue	$801,754	$88,433	$345,897	$12,741	$1,248,825

(Expressed in thousands)	For the Year Ended December 31, 2022
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenues from contracts with customers:
Commissions from sales and trading	$159,441	$—	$179,694	$40	$339,175
Mutual fund income	31,173	—	8	26	31,207
Advisory fees	326,240	99,224	117	34	425,615
Investment banking - capital markets	9,352	—	33,481	—	42,833
Investment banking - advisory	127	—	84,569	—	84,696
Bank deposit sweep income	104,558	—	—	—	104,558
Other	16,451	—	2,113	510	19,074
Total revenues from contracts with customers	647,342	99,224	299,982	610	1,047,158
Other sources of revenue:
Interest	51,866	—	7,453	1,394	60,713
Principal transactions, net	(4,013)	—	29,610	(4,566)	21,031
Other	(19,515)	18	776	760	(17,961)
Total other sources of revenue	28,338	18	37,839	(2,412)	63,783
Total revenue	$675,680	$99,242	$337,821	$(1,802)	$1,110,941

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company had receivables related to revenue from contracts with customers of $39.9 million and $32.8 million at December 31, 2023 and December 31, 2022, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2023 and 2022. As of December 31, 2023 and December 31, 2022, the Company had no contract assets.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1,118,000 and $900,000 for years ended December 31, 2023 and 2022, respectively.

The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	December 31, 2023	December 31, 2022
Receivables:
Commission (1)	$4,554	$3,533
Mutual fund income (2)	5,365	4,993
Advisory fees (3)	5,746	5,368
Bank deposit sweep income (4)	5,223	9,057
Investment banking fees (5)	12,847	5,136
Other	6,126	4,686
Total receivables	$39,861	$32,773
Deferred revenue (payables):
Investment banking fees (6)	$1,118	$900
Total deferred revenue	$1,118	$900
(1) Commission recorded on trade date but not yet settled.
(2) Mutual fund income earned but not yet received.
(3) Management and performance fees earned but not yet received.
(4) Fees earned from FDIC-insured bank deposit program but not yet received.
(5) Underwriting revenue and advisory fees earned but not yet received.
(6) Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied.

Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2023, these contract costs were $1.9 million ($1.4 million as of December 31, 2022). There were no significant charges recognized in relation to these costs for year ended December 31, 2023.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2023	2022
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$158,612	$127,817
Receivable from brokers	65,639	49,125
Securities failed to deliver	29,656	9,099
Clearing organizations and other	30,789	20,036
Total	$284,696	$206,077
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$284,987	$320,843
Payable to brokers	447	123
Securities failed to receive	23,809	62,646
Clearing organizations and other (1)	52,647	166,394
Total	$361,890	$550,006
(1) The balances are primarily related to a trade/settlement date adjustment for positions in inventory.

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
Auction Rate Securities ("ARS")
As of December 31, 2023, the Company owned $2.7 million of ARS. This represents the amount that the Company holds as a result of ARS buybacks in previous years. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. The fair value of ARS is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary. As of December 31, 2023, the Company had a valuation allowance totaling $0.2 million relating to ARS owned (which is included as a reduction to securities owned on the consolidated balance sheet).
Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company records these investments within other assets and uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment unless another method provides a better indicator of fair value. Changes in the fair value of these investments are reflected within other income in the consolidated financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2023:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$446	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,072	2,367	N/A	N/A
	$5,518	$2,367

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

The Company owns an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of December 31, 2023, the fair value of the investment was $7.1 million and was categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis, as of December 31, 2023 and 2022, have been categorized based upon the above fair value hierarchy as follows:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$34,789	$—	$—	$34,789
Securities owned:
U.S. Treasury securities	695,346	—	—	695,346
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	5,769	—	5,769
Mortgage and other asset-backed securities	—	6,627	—	6,627
Municipal obligations	—	35,333	—	35,333
Convertible bonds	—	16,735	—	16,735
Corporate equities	27,170	—	—	27,170
Money markets	5,400	217	—	5,617
Auction rate securities	—	—	2,713	2,713
Securities owned, at fair value	727,916	64,683	2,713	795,312
Investments (1)	1,872	16,913	—	18,785
Securities purchased under agreements to resell	—	5,842	—	5,842
Derivative contracts:
Futures	2	—	—	2
TBAs	—	11	—	11
Derivative contracts, total	$2	$11	$—	$13
Total	$764,579	$87,449	$2,713	$854,741
Liabilities
U.S. Treasury securities	$14,603	$—	$—	$14,603
Corporate debt and other obligations	—	1,508	—	1,508
Mortgage and other asset-backed securities	—	2	—	2
Convertible bonds	—	2,136	—	2,136
Corporate equities	13,427	—	—	13,427
Securities sold but not yet purchased, at fair value	28,030	3,646	—	31,676
Derivative contracts:
Futures	735	—	—	735
TBAs	—	2	—	2
Derivative contracts, total	735	2	—	737
Total	$28,765	$3,648	$—	$32,413

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

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2023
	Beginning Balance	Total Realized and Unrealized Gains (2)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Auction rate securities (1)	$31,776	$3,159	$—	$(32,222)	$—	$2,713

(1) Represents auction rate securities that failed in the auction rate market.
(2) Included in principal transactions in the consolidated income statement.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2022
	Beginning Balance	Total Realized and Unrealized Losses(2)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Auction rate securities (1)	$31,804	$(28)	$1,375	$(1,375)	$—	$31,776
(1) Represents auction rate securities that failed in the auction rate market.
(2) Included in principal transactions in the consolidated income statement.

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
Assets and liabilities not measured at fair value as of December 31, 2023

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28,835	$28,835	$—	$—	$28,835
Deposits with clearing organization	43,917	43,917	—	—	43,917
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	158,612	—	158,612	—	158,612
Receivables from brokers	65,639	—	65,639	—	65,639
Securities failed to deliver	29,656	—	29,656	—	29,656
Clearing organizations and Other	30,780	—	30,780	—	30,780
	$284,687	—	$284,687	—	$284,687
Receivable from customers	1,059,892	—	1,059,892	—	1,059,892
Notes receivable, net	62,640	—	62,640	—	62,640
Investments (1)	90,999	—	90,999	—	90,999
(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $89 million of this balance. This balance is included within other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,002	$9,002	$—	$—	$9,002
Payables to brokers, dealers and clearing organizations:
Securities loaned	$284,987	—	$284,987	—	$284,987
Payable to brokers	447	—	447	—	447
Securities failed to receive	23,809	—	23,809	—	23,809
Clearing Organizations and Other	51,912	—	51,912	—	51,912
	$361,155	—	$361,155	—	$361,155
Payables to customers	369,287	—	369,287	—	369,287
Securities sold under agreements to repurchase	640,382	—	640,382	—	640,382
Senior secured notes	113,050	—	109,838	—	109,838

Assets and liabilities not measured at fair value as of December 31, 2022

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$112,433	$112,433	$—	$—	$112,433
Restricted cash	25,534	25,534	—	—	25,534
Deposits with clearing organization	52,754	52,754	—	—	52,754
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	127,817	—	127,817	—	127,817
Receivables from brokers	49,125	—	49,125	—	49,125
Securities failed to deliver	9,099	—	9,099	—	9,099
Clearing organizations	20,035	—	20,035	—	20,035
	206,076	—	206,076	—	206,076
Receivable from customers	1,202,764	—	1,202,764	—	1,202,764
Notes receivable, net	57,495	—	57,495	—	57,495
Investments (1)	79,322	—	79,322	—	79,322

(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $77 million of this balance. This balance is included within other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Payables to brokers, dealers and clearing organizations:
Securities loaned	$320,843	$—	$320,843	$—	$320,843
Payable to brokers	123	—	123	—	123
Securities failed to receive	62,646	—	62,646	—	62,646
Other	166,350	—	166,350	—	166,350
	549,962	—	549,962	—	549,962
Payables to customers	456,475	—	456,475	—	456,475
Securities sold under agreements to repurchase	161,009	—	161,009	—	161,009
Senior secured notes	114,050	—	113,233	—	113,233
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Unrealized gains and losses on foreign exchange forward contracts are recorded in other assets or other liabilities on the consolidated balance sheet and other income in the consolidated income statement.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The notional amounts and fair values of the Company's derivatives as of December 31, 2023 and 2022 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2023
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$3,700	$11
Commodity contracts	Futures	5,000	2
		$8,700	$13

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$6,875,000	$735
Other contracts	TBAs	3,700	2
		$6,878,700	$737

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the years ended December 31, 2023 and 2022:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2023
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue	$2,842
Other contracts	Foreign exchange forward contracts	Other revenue	65
	TBAs	Principal transactions revenue	26
			$2,933
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2023 and 2022, the outstanding balance of bank call loans was zero.
As of December 31, 2023, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $211.3 million under securities loan agreements.
As of December 31, 2023, the Company had pledged $129.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2023, the Company had no outstanding letters of credit.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2023:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government and Agency securities	$643,410
Securities loaned:
Equity securities	284,987
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$928,397

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2023 and 2022:

As of December 31, 2023
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$8,870	$(3,028)	$5,842	$—	$—	$5,842
Securities borrowed (1)	158,612	—	158,612	(149,946)	—	8,666
Total	$167,482	$(3,028)	$164,454	$(149,946)	$—	$14,508
(1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$643,410	$(3,028)	$640,382	$(632,521)	$—	$7,861
Securities loaned (2)	284,987	—	284,987	(276,688)	—	8,299
Total	$928,397	$(3,028)	$925,369	$(909,209)	$—	$16,160
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2023, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $151.9 million ($124.1 million as of December 31, 2022) and $8.8 million ($28.0 million as of December 31, 2022), respectively, of which the Company has sold and re-pledged approximately $61.5 million ($39.4 million as of December 31, 2022) under securities loaned transactions and $8.8 million under repurchase agreements ($28.0 million as of December 31, 2022).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $689.4 million, as presented on the face of the consolidated balance sheet as of December 31, 2023 ($175.7 million as of December 31, 2022).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2023 are receivables from three major U.S. broker-dealers totaling approximately $107.6 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC) and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2023 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2023, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

In addition, the Company serves as general partner of Oppenheimer Acquisition LLC I and Oppenheimer Acquisition LLC II (the "Sponsors"). They are sponsors of two special purpose acquisition companies, OHAA and Oppenheimer Acquisition Corp. II (the "SPACs”). Both the Sponsors and the SPACs are in the process of liquidating and dissolving, as indicated above. Until the liquidation and dissolutions are complete, the Sponsors and the SPACs will remain consolidated VIE's as the Company is the primary beneficiary. See note 2 for further details.

The following table sets forth the total assets and liabilities of VIE's consolidated on our consolidated balance sheet:

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022
Asset
Cash and cash equivalents	$94	$1,694
Restricted Cash	—	25,535
Other Assets	387	318
Total Assets	$481	$27,547
Liabilities
Other Liabilities	171	828
Total Liabilities	$171	$828

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

11.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022
Furniture, fixtures and equipment	$63,473	$76,070
Leasehold improvements	63,133	58,423
Total	126,606	134,493
Less accumulated depreciation	(82,732)	(97,751)
Total	$43,874	$36,742
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated income statements was $9.9 million, $7.6 million and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

12.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates. Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2023	2022
Year-end balance	$—	$—
Weighted interest rate (at end of year)	—%	—%
Maximum balance (at any month-end)	131,900	179,200
Average amount outstanding (during the year)	49,387	79,366
Average interest rate (during the year)	4.20%	2.18%
Interest expense for the year ended December 31, 2023 on bank call loans was $2.9 million ($1.8 million in 2022 and $0.7 million in 2021).

13. Long-term debt

(Expressed in thousands)
Issued	Maturity Date	December 31, 2023	December 31, 2022
5.50% Senior Secured Notes	10/1/2025	$113,050	$114,050
Unamortized Debt Issuance Cost		(392)	(616)
		$112,658	$113,434

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
On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of Notes with identical terms, except that such new notes have been registered under the Securities Act. We

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

did not receive any proceeds in the exchange offer. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year.

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

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During the year-ended December 31, 2022, the Company repurchased and cancelled $10.95 million aggregate principal amount of its Notes in the open market. During the first quarter of 2023, the Company repurchased and cancelled an additional $1.0 million aggregate principal amount of its Notes in the open market. As of December 31, 2023, $113.05 million aggregate principal amount of the Notes remain outstanding.

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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of December 31, 2023, we believe that the Parent was in compliance with all of its covenants.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Interest expense on the Notes for the year ended December 31, 2023 was $6.2 million ($6.8 million for the year ended December 31, 2022). Interest paid on the Notes for the year ended December 31, 2023 was $6.2 million ($6.7 million for the year ended December 31, 2022).

14.    Stockholders' Equity
The Company's authorized shares consists of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2023	2022
Class A Stock outstanding, beginning of year	10,868,556	12,447,036
Issued pursuant to share-based compensation plans (note 17)	218,745	105,807
Repurchased and canceled	(900,518)	(1,684,287)
Class A Stock outstanding, end of year	10,186,783	10,868,556
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
During the year ended December 31, 2023, the Company purchased and canceled an aggregate of 463,335 shares of Class A Stock for a total consideration of $17.6 million ($38.07 per share) under its share repurchase program. As of December 31,

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

2023, 223,699 shares remained available to be purchased under its share repurchase program. During the year ended December 31, 2022, the Company purchased and canceled an aggregate of 1,684,287 shares of Class A Stock for a total consideration of $60.6 million ($36.00 per share) under its share repurchase program. As of December 31, 2022, 687,034 shares remained available to be purchased under the share repurchase program.
On March 1, 2024, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 442,711 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,357,376 then issued and outstanding shares of Class A Stock. This authorization supplemented the 223,699 shares that remained authorized and available under the Company's previous share repurchase program for a total of 666,410 shares authorized.
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

Dividends
The Company paid cash dividends of $0.60 per share in 2023 to holders of Class A and Class B Stock, in the aggregate amount of 6.5 million. The Company paid cash dividends of $0.60 per share in 2022 in the aggregate amount of $7.0 million. In 2021, the Company paid cash dividends of $1.54 per share which includes a special cash dividend of $1.00 per share paid on December 31, 2021 in the aggregate amount of $19.4 million.

15.    Earnings per share

Basic earnings per share is computed by dividing net income over the weighted average number of shares of Class A Stock and Class B Stock outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and options to purchase Class A Stock and unvested restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2023	2022	2021
Basic weighted average number of shares outstanding	10,736,166	11,666,194	12,642,306
Net dilutive effect of share-based awards, treasury stock method (1)	909,542	941,558	940,522
Diluted weighted average number of shares outstanding	11,645,708	12,607,752	13,582,828

Net income attributable to Oppenheimer Holdings Inc.	$30,179	$32,351	$158,964

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.81	$2.77	$12.57
Diluted	$2.59	$2.57	$11.70

(1)For the year ended December 31, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 115,950 shares of Class A Stock granted under share-based compensation arrangements. For the year ended December 31, 2022, the diluted net income per share computation did not include the anti-dilutive

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

effect of 4,100 shares of Class A Stock granted under share-based compensation arrangements. For the year ended December 31, 2021, there was no Class A Stock granted under share-based compensation arrangements that were anti-dilutive.

16.    Income taxes
Income tax expenses shown in the consolidated income statements are reconciled to amounts of tax that would have been payable from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2023		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax	$9,806	21.0%	$9,497	21.0%	$47,176	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	4,150	8.9%	3,110	6.8%	13,585	6.0%
Unrecognized tax benefit	45	0.1%	180	0.4%	59	—%
Valuation allowance	964	2.1%	1,054	2.3%	1,121	0.5%
Non-taxable income	(964)	(2.1)%	(1,083)	(2.4)%	(430)	(0.2)%
Provision to return adjustments	(812)	(1.7)%	(316)	(0.7)%	281	0.1%
Change in state and foreign tax rates	(514)	(1.1)%	(660)	(1.4)%	1,384	0.6%
Foreign tax rate differentials	(146)	(0.3)%	(285)	(0.6)%	(223)	(0.1)%
Excess tax benefits from share-based awards	(1,378)	(2.9)%	(471)	(1.0)%	(1,542)	(0.7)%
Non-deductible executive compensation	1,514	3.2%	1,605	3.5%	3,956	1.8%
Other non-deductible expenses	3,833	8.1%	813	1.6%	310	0.2%
Total income taxes	$16,498	35.3%	$13,444	29.5%	$65,677	29.2%
Income tax expenses included in the consolidated income statements represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022	2021
Current:
U.S. federal tax	$6,967	$18,862	$47,880
State and local tax	2,137	8,068	18,331
Non-U.S. operations	937	1,129	258
Total Current	10,041	28,059	66,469
Deferred:
U.S. federal tax	5,207	(10,420)	(1,745)
State and local tax	919	(4,538)	790
Non-U.S. operations	331	343	163
Total Deferred	6,457	(14,615)	(792)
Total	$16,498	$13,444	$65,677
Pre-tax income with respect to non-U.S. operations was $4.8 million for the year ended December 31, 2023. Pre-tax income with respect to non-U.S. operation was $7.7 million for the year ended December 31, 2022. Pre-tax loss with respect to non-U.S. operations was $1.2 million for the year ended December 31, 2021.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate for the year ended December 31, 2023 was 35.3% compared with 29.5% for the year ended December 31, 2022. The higher tax rate in the 2023 year was primarily due to the impact of unfavorable permanent items.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

(Expressed in thousands)
	As of December 31,
	2023	2022
Deferred tax assets:
Deferred compensation	$27,780	$27,161
Deferred rent and lease incentives	8,772	9,877
Net operating losses and credits	12,124	9,593
Receivable reserves	1,259	1,294
Accrued expenses	4,762	13,121
Auction rate securities reserves	62	1,394
Involuntary conversion	1,671	1,704
Other	981	958
Total deferred tax assets	57,411	65,102
Valuation allowance	(9,581)	(7,036)
Deferred tax assets after valuation allowance	47,830	58,066
Deferred tax liabilities:
Goodwill	40,984	41,775
Partnership investments	27,181	32,679
Company-owned life insurance	14,180	11,527
Depreciation	1,517	1,617
Other	303	272
Total deferred tax liabilities	84,165	87,870
Deferred tax liabilities, net	$(36,335)	$(29,804)
The Company recognized deferred tax assets of $2 million at December 31, 2023 within other assets arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).
As of December 31, 2023, the Company had deferred tax assets of $8.6 million arising from net operating losses incurred by Oppenheimer Europe Ltd and had recorded full valuation allowances, although the net operating losses carry forward indefinitely, the Company believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. The net change during the year in the total valuation allowance is $3.4 million.
The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2017 in the U.S. federal jurisdiction.
The Company has unrecognized tax benefits of $1.2 million, $1.1 million and $0.3 million as of December 31, 2023, 2022 and 2021, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022 were $977,000 and $847,000, respectively, of tax benefits for either year that, if recognized, would affect the effective tax rate.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

During the year ended December 31, 2023, the Company added $0.2 million and released $0.1 million related to state and local tax matters. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2023	2022	2021
Balance at beginning of year	$1,072	$343	$212
Additions for tax positions of prior years	224	729	343
Settlements with taxing authorities	(60)	—	(212)
Balance at end of year	$1,236	$1,072	$343
In its consolidated income statements, the Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively. For the year ended December 31, 2023, the Company added tax-related interest expense of $107,000, and for the years ended December 2022 and 2021, the Company released tax-related interest expense of $173,000 and $164,000, respectively, in its consolidated income statement. As of December 31, 2023 and 2022, the Company had an income tax-related interest payable of $322,000 and $214,000, respectively, on its consolidated balance sheets.

17.    Employee compensation plans
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
Restricted stock - The Company has granted restricted stock awards pursuant to the OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the OIP for the year ended December 31, 2023:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Life
Nonvested at beginning of year	1,690,006	$29.42	1.9 years
Granted	293,222	45.66	2.6 years
Vested	(341,579)	25.79	—
Forfeited	(52,235)	37.98	—
Nonvested at end of year	1,589,414	$32.92	1.6 years
As of December 31, 2023, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2023 was $65.7 million. During the year ended December 31,

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

2023, the Company included $13.1 million ($11.5 million in 2022 and $10.5 million in 2021) of compensation expense in its consolidated income statements relating to restricted Class A Stock awards.
As of December 31, 2023, there was $21.4 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years.
As of December 31, 2023, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 145,303.
On May 8, 2023, holders of the Class B voting common stock of the Company voted to approve increasing the number of shares of Class A Stock available to the 2014 Plan by 1,250,000 shares of Class A Stock. On January 24, 2024, the Company registered these additional shares of Class A Stock to be available under the 2014 Plan. As of January 24, 2024, the number of shares of Class A Stock available under the share-based compensation plans, but not yet awarded, was 1,395,303.
On January 25, 2024, the Company awarded a total of 311,140 restricted shares of Class A Stock to current     employees pursuant to the OIP. Of these restricted shares, 184,790 shares will cliff vest in three years and 126,350 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - The Company has granted stock options pursuant to the OIP. There were 2,447 and 5,233 options outstanding as of December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, the Company included $8,195 ($15,702 in 2022 and $21,669 in 2021) of compensation expense in its consolidated income statements relating to the expensing of stock options.
On February 26, 2024 the OIP expired by its terms. Awards issued prior to the expiration of the OIP survive the termination of the OIP. Authorized but unissued shares under the OIP not subject to awards were cancelled.
On March 1, 2024 the Board of Directors of the Company approved the Company’s 2024 Incentive Plan (“2024 Plan”) subject to approval of the 2024 Plan at the Annual Meeting of Stockholders on May 6, 2024.
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
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2023:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2023
January 11, 2019	473,956	$26.45	12 days	$14.88
January 10, 2020	484,790	27.54	1 year	14.98
January 11, 2021	583,389	32.16	2 years	13.30
January 7, 2022	617,707	49.57	3 years	7.52
January 6, 2023	514,670	45.33	4 years	12.38
Total OARs Outstanding	2,674,512
Total weighted average values		$36.87	2.9 years	$12.37
The fair value as of December 31, 2023 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

	Grant Date
	January 11, 2019	January 10, 2020	January 11, 2021	January 7, 2022	January 6, 2023
Expected term (1)	12 days	1 year	2 years	3 years	4 years
Expected volatility factor (2)	17.096%	33.244%	34.355%	33.422%	40.315%
Risk-free interest rate (3)	1.741%	4.750%	4.244%	4.008%	3.927%
Quarterly dividends (4)	$0.6	$0.6	$0.6	$0.6	$0.6
    (1) The expected term was determined based on the remaining life of the actual awards.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the
Company's Class A Stock over a historical period commensurate to the expected term of the awards.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the
U.S. Treasury yield curve in effect at December 31, 2023.
(4) Quarterly dividends were used to compute the expected annual dividend yield.

As of December 31, 2023, 2,674,512 of outstanding OARs were unvested. As of December 31, 2023, the aggregate intrinsic value of OARs outstanding was $19.1 million. In the year ended December 31, 2023, the Company included $3.9 million ($4.4 million in 2022 and $20.6 million in 2021) in compensation expense in its consolidated income statements relating to OARs awards. The liability related to the OARs was $20.6 million as of December 31, 2023. As of December 31, 2023, there was $12.6 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 2.9 years.

On January 5, 2024, 488,700 OARs were awarded to Oppenheimer employees related to fiscal 2023 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plans
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees could make voluntary contributions which could not exceed $22,500, $20,500 and $19,500 per annum in 2023, 2022 and 2021, respectively. The Company made contributions to the 401(k) Plan of $4.4 million, $4.3 million and $4.3 million in 2023, 2022 and 2021, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals for fiscal 2023 of $10.1 million ($11.1 million in 2022 and $12.8 million in 2021). These deferrals normally vest after five years. The liability is being recognized over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Company-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. Additionally, the Company maintains the Oppenheimer & Co. Inc. Investment Banking and Capital Markets Deferred Compensation Plan ("CMDP") for eligible employees in the Capital Markets business segment. As of December 31, 2023, the Company's liability with respect to the EDCP, DIP and CMDP described below totaled $69.7 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2023.
On October 26, 2023 the Company terminated the DIP. All deferrals made prior to October 26, 2023 survive the termination of the DIP.
The Company also maintains a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2023, the Company's liability with respect to this plan totaled $19.8 million.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

An employee is eligible to participate in the CMDP if the employee (i) is an Investment Banking Division employee of Oppenheimer with a title of Associate or above whose previous year’s salary and bonus exceeded $200,000, or (ii) is a professional working in the Oppenheimer Capital Markets Division (but not the Investment Banking Division) who is designated by the Plan Administrator (in its sole discretion) as eligible to participate in the Plan. The CMDP has both mandatory and elective contributions. The amount of compensation subject to mandatory deferral (“Bonus Deferral Credit”) is based on a schedule maintained by the Plan Administrator from time to time. The Bonus Deferral Credit vests ratably over a period of three years and is distributed upon vesting. For the elective portion, a participant is eligible if his or her base salary and bonus exceed $500,000 and he or she may elect to defer up to 50% of the total of his or her base salary and bonus amounts (“Elective Deferral Credit”) for a 5-year or 10-year period. The Elective Deferral Credit is 100% vested at all times. The Company provides a Matching Credit of 10% of the Elective Deferral Credit which vests on last day of the Performance Year (as defined in the CMDP) attributable to the Matching Credit. The Elective Deferral Credit and the Matching Credit are distributed in lump sums in the year following the fifth or tenth anniversary of the last day of the Performance Year (as defined in the CMDP), depending on the participant’s election. For fiscal 2023, the Company’s deferral related to the CMDP totaled $9.9 million which is comprised of Bonus Deferral Credits. Eligibility for Elective Deferral Credits began in 2023 for elections made by December 31, 2021.
The total amount expensed in 2023 for the Company's deferred compensation plans was $33.6 million ($5.3 million in 2022 and $18.4 million in 2021).

18.    Commitments and contingencies
Commitments
The Company had capital commitments of $2.4 million with respect to unfunded obligation in private equity funds sponsored by the Company and $5.8 million of commitments related to additional operating leases that have not yet commenced.

As of December 31, 2023, the Company had no collateralized or uncollateralized letters of credit outstanding.

Contingencies

Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include inquiries from the SEC, the Financial Industry Regulatory Authority ("FINRA") and other regulators.

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $23 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On November 18, 2022, Oppenheimer received an information request from the SEC requesting information related to the use of text messaging and similar forms of electronic communications by employees of Oppenheimer and whether those communications were properly retained by Oppenheimer as part of its records preservation requirements relating to the broker-dealer business activities of Oppenheimer. Subsequently, Oppenheimer received a similar information request from the Commodity Futures Trading Commission (“CFTC”). On January 4, 2024, Oppenheimer submitted an Offer of Settlement to the SEC. On February 9, 2024, the SEC issued an order (the “Order”) pursuant to which Oppenheimer will pay a fine in the amount of $12 million and agree to certain undertakings. In addition to the Order Oppenheimer received a waiver of certain statutory disqualifications from the SEC. On February 7, 2024, Oppenheimer submitted an Offer of Settlement to the CFTC pursuant to which Oppenheimer offered to pay a fine of $1 million and agree to certain undertakings.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in forty-eight arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint or question from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Each investor who was an Oppenheimer client, signed a document acknowledging that Horizon was not an approved Oppenheimer product. Over a protracted period of time, Woods made multiple false statements to Oppenheimer, to regulators and to a state court. The claimants are seeking damages based on a number of legal theories, including, without limitation, violations of various state and federal statutes, breach of fiduciary duty, procurement of breach of fiduciary duty, negligent misrepresentation, aiding and abetting fraud, and unjust enrichment. Claimants do not allege Oppenheimer received any of the funds invested in Horizon, but rather that Oppenheimer’s purported failure to properly supervise its employees allowed the alleged scheme to occur and continue.

Oppenheimer has settled, or settled in principle or an award has been rendered in forty-one of the Horizon-related arbitrations, with approximately one hundred thirty-eight individual complainants. The aggregate payments for those forty-one arbitrations total approximately $87.7 million. The seven arbitrations still pending claim specific monetary damages and allege losses of approximately $7.9 million in the aggregate.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 5, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. That same day, Oppenheimer also filed a motion to transfer the case to the Metro

Atlanta Business Case Division, which motion was granted. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico and Surrey Lane Partners GP LLC, as general Partner of Surrey Lane Partners, Ltd. v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the plaintiffs were Oppenheimer customers. All of the plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer sounding in negligence per se, Oppenheimer filed a motion to dismiss the complaint. Rather than respond to Oppenheimer’s motion to dismiss, on January 12, 2024, plaintiffs filed an amended complaint that includes an additional claim of fraud against Oppenheimer. On February 2, 2024 Oppenheimer filed a motion to dismiss the amended complaint which is pending before the Court. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

Finally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, Sylvia Boyles, Donald and Gina Bryant, Alton Graviette, Gilbert and Felicia Hawks, Michael and Brenda Craig, Barbara and Russell Danley, Carolyn and Ronald Edwards, Pamela Goins, Amy Gordon, Susan Gregory, Timothy Hall, Ronald Jones, Douglas Lineberry, Marcia Martin, Bobby and Jo Simpson, Karen Stephens, Caroline Moser, Rebecca Tapp, Paul Vaughan, Brenda and Varner Vogler, and Peggie Thomas v. Oppenheimer & Co. Inc., Ann Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages sounding in violations of the Georgia RICO statute and negligence per se. On September 15, 2023, Oppenheimer filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted. On October 31, 2023, Oppenheimer filed a motion to dismiss the complaint, which is pending before the court. Oppenheimer believes these claims to be without merit and intends to defend itself vigorously against these claims.

On June 30, 2022, the Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Exchange Act, and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

19.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2023, the net capital of Oppenheimer as calculated under the Rule was $453.6 million or 48.86% of Oppenheimer's aggregate debit items. This was $435.0 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2023, Freedom had net capital of $4.1 million, which was $4.0 million in excess of the $100,000 required to be maintained at that date.

As of December 31, 2023, the capital required and held under the FCA's Investment Firms' Prudential Regime ("IFPR") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 134.0% (required 56.0%);
•Tier 1 Capital ratio 134.0% (required 75.0%); and
•Total Capital ratio 182.0% (required 100.0%).
Effective January 2022, IFPR changed its minimum capital requirement, which is now sterling 750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of December 31, 2023, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of December 31, 2023, the regulatory capital of Oppenheimer Investments Asia Limited was $4.0 million, which was $3.6 million in excess of the $384,120 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of December 31, 2023, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
As of December 31, 2023, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust was in compliance with its capital requirements.

20.     Goodwill and intangibles
Goodwill
The Company's goodwill of $142.2 million resides in its PCD reporting unit ($137.9 million) and Corporate/Other reporting unit ($4.3 million). The Company performed its annual test for goodwill impairment for the PCD reporting unit as of December 31, 2023 and 2022, which did not result in any impairment charges for either period. At each annual goodwill impairment testing date, the PCD reporting unit had a fair value that was substantially in excess of its carrying value. Goodwill within the Corporate/Other reporting unit relates to the Company’s acquisition of BondWave LLC, which closed on December 29, 2023. Because the valuation of goodwill associated with this transaction was determined on the last business day of 2023, no impairment testing was deemed necessary.
Indefinite intangible assets are comprised of trademarks, trade names and an Internet domain name. These intangible assets are carried at $32.7 million, are not amortized, and are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2023 and 2022 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of their carrying value.
Defined-lived intangible assets are comprised of developed technology and customer relationships. These intangible assets carried at $1.6 million are amortized over their estimated lives and are periodically evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable from future undiscounted cash flows.

21.     Segment information
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
The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The Company also includes activities associated with BondWave, LLC in Corporate/Other.

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the years ended December 31, 2023, 2022 and 2021. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022	2021
Revenue
Private client (1)	$801,754	$675,680	$665,060
Asset management (1)	88,433	99,242	104,598
Capital markets	345,897	337,821	625,704
Corporate/Other	12,741	(1,802)	(1,327)
Total	$1,248,825	$1,110,941	$1,394,035
Pre-Tax Income (Loss)
Private client (1)	$194,444	$142,250	$101,146
Asset management (1)	24,091	35,753	35,874
Capital markets	(62,961)	(25,696)	204,090
Corporate/Other	(108,804)	(106,753)	(116,469)
Total	$46,770	$45,554	$224,641
(1) Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees were allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2023, 2022 and 2021 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2023	2022	2021
Americas	$1,199,558	$1,058,188	$1,336,628
Europe/Middle East	46,490	47,080	51,698
Asia	2,777	5,673	5,709
Total	$1,248,825	$1,110,941	$1,394,035

22.    Subsequent events
On January 26, 2024, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on February 23, 2024 to holders of Class A Stock and Class B Stock of record on February 9, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2023.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 31, 2023 with respect to fiscal 2022.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2022 and is submitting such Certifications for 2023 herewith.

Item 9B. OTHER INFORMATION
None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Exchange Act required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(i)    Financial Statements
    See Item 8 (pages 56 to 108)

(ii)Financial Statement Schedules
    Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 112 to 113)
(b)        Exhibits
    See the Exhibit Index included hereinafter on pages 112 to 113
(c)        Financial Statement Schedules excluded from the annual report to stockholders
    None

Item 16. FORM 10-K SUMMARY

    None

EXHIBIT INDEX
Unless there is a parenthetical indicating that such document has been filed herewith, the Exhibits listed below have been heretofore filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act and are hereby incorporated herein by reference to the pertinent prior filing.

Number	Description

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	Amended and Restated By-Laws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2021).

4.1
Indenture dated as of September 22, 2020 among Oppenheimer Holdings Inc., the subsidiary guarantors, The Bank of New York Mellon Trust Company, N.A., as Trustee and The Bank of New York Mellon Trust Company, as Collateral Agent (previously filed as exhibit 4.1 to Form 8-K dated September 22, 2020).

4.2
Registration Rights Agreement dated September 22, 2020 by and among Oppenheimer Holdings Inc., a Delaware corporation, E.A. Viner International Co., a Delaware corporation, Viner Finance Inc., a Delaware corporation and Oppenheimer & Co. Inc., as representative of the several Initial Purchasers (previously filed as exhibit 10.2 to Form 8-K dated September 22, 2020).

4.3	Description of the Registrant's Common Stock (filed herewith).

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

10.7	Oppenheimer Holdings Inc. 2014 Incentive Plan (previously filed as an exhibit to Form 10-K for the year ended December 31, 2013).

10.8	Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (previously filed as an exhibit to form 10-K for the year ended December 31, 2018).
10.9	Oppenheimer & Co. Inc. Investment Banking and Capital Market Deferred Compensation Plan (previously filed as an Exhibit to Form 8-K filed December 20, 2021).

10.10
Offer Letter dated May 6, 2022 between Brad M. Watkins and Oppenheimer Holdings Inc. (previously filed as an Exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.11
Lease dated October 15, 2018 between Chrysler East Building, L.L.C., Landlord, and Viner Finance Inc., Tenant, for premises at 666 Third Avenue, New York, New York (previously filed as an Exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.12	Oppenheimer & Co. Inc. Stock Appreciation Right Plan (previously filed as an Exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.13
Third Amendment to Agreement of Lease dated June 13, 2023 between 666 Third Avenue LLC (Landlord) and Viner Finance Inc., Tenant for premises at 45 Rockefeller Plaza, New York, NY (previously filed as an Exhibit to Form 10-Q for the quarterly period ended June 30, 2023).

21	Subsidiaries of the registrant (filed herewith).

22	Subsidiary Guarantors and Issuers of Registered Senior Secured Notes (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Brad M. Watkins (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Brad M. Watkins (filed herewith).

97	Oppenheimer Holdings Inc. Compensation Recovery (Clawback) Policy adopted January 2011 and amended October 2023 (filed herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) the Consolidated Income Statements for the three years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022 and 2021, and (vi) the notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 1st day of March, 2024.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B.M. Watkins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2024
B.M. Watkins

/s/ E. Behrens	Director	March 1, 2024
E. Behrens

/s/ T. Dwyer	Director	March 1, 2024
T. Dwyer

/s/ W. Ehrhardt	Director	March 1, 2024
W. Ehrhardt

/s/ P. Friedman	Director	March 1, 2024
P. Friedman

/s/ L. Roth	Director	March 1, 2024
L. Roth

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	March 1, 2024
A.G. Lowenthal

/s/ R.S. Lowenthal	Director, President	March 1, 2024
R.S. Lowenthal

/s/ A.W. Oughtred	Director	March 1, 2024
A.W. Oughtred

/s/ T. Glasser	Director	March 1, 2024
T. Glasser

/s/ S. Kanter	Director	March 1, 2024
S. Kanter