Form 10-Q
period 2024-03-31
OPPENHEIMER HOLDINGS INC
filed 2024-04-26
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 26, 2024 was 10,229,295 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$27,661	$28,835
Deposits with clearing organizations	94,016	78,706
Receivable from brokers, dealers and clearing organizations	260,471	284,696
Receivable from customers, net of allowance for credit losses of $349 ($345 in 2023)	1,179,700	1,059,892
Income tax receivable	5,755	7,199
Securities purchased under agreements to resell	4,090	5,842
Securities owned, including amounts pledged of $917,804 ($689,381 in 2023), at fair value	1,044,089	795,312
Notes receivable, net	66,889	62,640
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $85,301 ($82,732 in 2023)	41,489	43,874
Right-of-use lease assets, net of accumulated amortization of $101,910 ($99,716 in 2023)	136,095	140,554
Corporate-owned life insurance	95,241	88,989
Goodwill	142,162	142,162
Intangible assets	34,264	34,340
Other assets	119,968	101,775
Total assets	$3,251,890	$2,874,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$21,459	$9,002
Bank call loans	94,350	—
Payable to brokers, dealers and clearing organizations	497,366	361,890
Payable to customers	447,627	369,287
Securities sold under agreements to repurchase	286,455	640,382
Securities sold but not yet purchased, at fair value	520,932	31,676
Accrued compensation	161,525	256,244
Income tax payable	6,515	—
Accounts payable and other liabilities	82,852	82,810
Lease liabilities	177,336	183,273
Senior secured notes, net of debt issuance costs of $337 ($392 in 2023)	112,713	112,658
Deferred tax liabilities, net of deferred tax assets of $44,537 ($45,961 in 2023)	41,238	38,355
Total liabilities	2,450,368	2,085,577
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,247,197 and 10,186,783 as of March 31, 2024 and December 31, 2023, respectively Class B: shares authorized, issued and outstanding: 99,665 as of March 31, 2024 and December 31, 2023	10	10
Additional paid-in capital	20,040	31,774
Retained earnings	780,946	756,468
Accumulated other comprehensive income	526	914
Total Oppenheimer Holdings Inc. stockholders' equity	801,522	789,166
Noncontrolling interest (Note 2)	—	73
Total Stockholders' equity	801,522	789,239
Total Liabilities and Stockholders' Equity	$3,251,890	$2,874,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except number of shares and per share amounts)	2024	2023
REVENUE
Commissions	$95,850	$86,697
Advisory fees	114,847	100,544
Investment banking	50,537	37,965
Bank deposit sweep income	36,685	48,909
Interest	26,766	24,941
Principal transactions, net	18,234	13,490
Other	10,219	9,133
Total revenue	353,138	321,679
EXPENSES
Compensation and related expenses	221,713	206,292
Communications and technology	24,576	22,440
Occupancy and equipment costs	15,848	15,901
Clearing and exchange fees	5,842	6,263
Interest	20,548	13,142
Other	27,156	38,592
Total expenses	315,683	302,630

Pre-tax income	37,455	19,049
Income tax provision	11,711	4,585
Net income	$25,744	$14,464

Net loss attributable to noncontrolling interest, net of tax	(310)	(153)
Net income attributable to Oppenheimer Holdings Inc.	$26,054	$14,617

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.50	$1.32
Diluted	$2.37	$1.22

Weighted average shares outstanding
Basic	10,407,454	11,092,603
Diluted	11,001,669	11,963,492

Period end shares outstanding	10,346,862	11,075,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands)	2024	2023
Net income	$25,744	$14,464
Other comprehensive loss, net of tax
Currency translation adjustment	(388)	(497)
Comprehensive income	$25,356	$13,967
Less net loss attributable to noncontrolling interests	(310)	(153)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$25,666	$14,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except per share amount)	2024	2023
Common stock ($0.001 par value per share)
Beginning Balance	$10	$11
Issuance of Class A non-voting common stock	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—
Ending Balance	10	11
Additional paid-in capital
Balance at beginning of period	31,774	28,628
Issuance of Class A non-voting common stock	8,238	5,488
Repurchase of Class A non-voting common stock for cancellation	(8,384)	(3,687)
Share-based expense	3,145	3,293
Vested employee share plan awards	(14,996)	(11,319)
Change in redemption value of redeemable noncontrolling interests	263	(29)
Balance at end of period	20,040	22,374
Retained earnings
Balance at beginning of period	756,468	764,178
Repurchase of Class A non-voting common stock for cancellation	—	—
Net income (1)	26,054	14,617
Dividends paid	(1,576)	(1,674)
Balance at end of period	780,946	777,121
Accumulated other comprehensive income
Balance at beginning of period	914	1,416
Currency translation adjustment	(388)	(497)
Balance at end of period	526	919
Total Oppenheimer Holdings Inc. stockholders' equity	$801,522	$800,425
Noncontrolling interest
Balance at beginning of period	73	722
Net income (loss) attributable to noncontrolling interest	(310)	(153)
Change in redemption value of redeemable noncontrolling interests	237	(136)
Balance at end of period	—	433
Total stockholders' equity	$801,522	$800,858
Redeemable Noncontrolling Interests
Balance at beginning of period	—	25,466
Redemption of redeemable noncontrolling interests	—	(74)
Change in redemption value of redeemable noncontrolling interests	—	165
Balance at end of period	$—	$25,557

Dividends paid per share	$0.15	$0.15

(1) Attributable to Oppenheimer Holdings Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2024	2023
Cash flows from operating activities
Net income	$25,744	$14,464
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	2,643	1,875
Deferred income taxes	3,004	4,562
Amortization of intangible assets	76	—
Amortization of notes receivable	4,426	3,612
Amortization of debt issuance costs	55	56
Write-off of debt issuance costs	—	5
Provision for credit losses	4	(4)
Share-based compensation	1,736	2,000
Amortization of right-of-use lease assets	6,478	6,843
Gain on repurchase of senior secured notes	—	(51)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(15,310)	8,386
Receivable from brokers, dealers and clearing organizations	24,225	(154,962)
Receivable from customers	(119,812)	148,452
Income tax receivable	1,444	(5,374)
Securities purchased under agreements to resell	1,752	—
Securities owned	(248,777)	(263,560)
Notes receivable	(8,675)	(9,766)
Corporate-owned life insurance	(6,252)	(3,884)
Other assets	(18,581)	(34)
Increase (decrease) in operating liabilities:
Drafts payable	12,457	18,024
Payable to brokers, dealers and clearing organizations	135,476	85,964
Payable to customers	78,340	2,113
Securities sold under agreements to repurchase	(353,927)	119,427
Securities sold but not yet purchased	489,256	57,889
Accrued compensation	(93,310)	(81,859)
Income tax payable	6,515	102
Accounts payable and other liabilities	(8,035)	(40,403)
Cash used in operating activities	(79,048)	(86,123)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(258)	(3,531)
Proceeds from the settlement of Company-owned life insurance	—	555
Cash used in investing activities	(258)	(2,976)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,576)	(1,674)
Repurchase of Class A non-voting common stock for cancellation	(8,384)	(3,687)
Payments for employee taxes withheld related to vested share-based awards	(6,758)	(5,832)
Redemption of redeemable noncontrolling interests	500	(74)
Repurchase of senior secured notes	—	(1,000)
Increase in bank call loans	94,350	19,300
Cash provided by (used in) financing activities	78,132	7,033
Net decrease in cash, cash equivalents and restricted cash	(1,174)	(82,066)
Cash, cash equivalents and restricted cash, beginning of period	28,835	137,967
Cash, cash equivalents and restricted cash, end of period	$27,661	$55,901
Reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets:	2024	2023
Cash and cash equivalents	$27,661	$30,320
Restricted cash	—	25,581
Total cash and cash equivalents	$27,661	$55,901
Schedule of non-cash financing activities
Employee share plan issuance	$13,368	$8,805
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,399	$14,261
Cash paid during the period for income taxes, net	$769	$4,238

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

The Company is headquartered in New York and has 89 retail branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Portugal, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

Oppenheimer owns Freedom Investments, Inc. ("Freedom"), a registered broker dealer in securities, which provides discount brokerage services on a limited basis, and Oppenheimer Israel (OPCO) Ltd., based in Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future interim or annual period.

Oppenheimer Acquisition Corp. I

On October 26, 2021, OPY Acquisition Corp. I (“OHAA”), a special purpose acquisition company, consummated its $126.5 million initial public offering (the “OHAA IPO”). OPY Acquisition LLC I (the “Sponsor”), a Delaware series limited liability company and the Company’s subsidiary was the sponsor of and consolidated OHAA. Upon IPO completion, funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million investment from the Sponsor, were held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”), pursuant to OHAA's certificate of incorporation.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

On October 26, 2023, OHAA’s stockholders approved an amendment to its certificate of incorporation to extend the deadline by which it must complete its initial business combination from October 30, 2023 to June 30, 2024 on a month-to-month basis.

In the fourth quarter of 2023, after careful consideration of the special purpose acquisition company ("SPAC") market and after having completed an extensive search, OHAA determined it would be unable to deliver and fund a high quality value enhancing transaction to stockholders despite the extension. Therefore, on December 18, 2023, OHAA determined not to further extend the term it has to complete an initial business combination and instead announced its intention to dissolve and liquidate. On December 28, 2023, all OHAA Class A ordinary shares were cancelled with shareholders receiving their respective share redemption amounts. Accordingly, there were no “Redeemable non-controlling interests” or restricted cash balances associated with the publicly held OHAA Class A ordinary shares recorded on the Company’s consolidated balance sheet as of December 31, 2023. OHAA was dissolved in March of 2024.

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
Non-controlling Interests

Non-controlling interests represents ownership interests in the Sponsor of OHAA. For the three months ended March 31, 2024 and March 31, 2023, the net loss (net of taxes) attributed to noncontrolling interests was $310,000 and $153,000, respectively.

3.    Financial Instruments - Credit Losses

Under ASC 326, "Financial Instruments - Credit Losses", the Company can elect to use an approach to measure the allowance for credit losses using the fair value of collateral where the borrower is required to, and reasonably expected to, continually adjust and replenish the amount of collateral securing the instrument to reflect changes in the fair value of such collateral. The Company has elected to use this approach for securities borrowed, margin loans, and reverse repurchase agreements. No material historical losses have been reported on these assets. See note 9 for details.

As of March 31, 2024, the Company had $66.9 million of notes receivable ($62.6 million as of December 31, 2023). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three months ended March 31, 2024, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2024, the uncollected balance of defaulted notes was $7.2 million and the allowance for uncollectibles was $4.1 million. The allowance for uncollectibles consisted of $2.0 million related to defaulted notes balances (five years and older) and $2.1 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of March 31, 2024:

(Expressed in thousands)
As of March 31, 2024

2024	$319
2023	2,495
2022	285
2021	1,645
2020	423
2019 and prior	1,999
Total	$7,166

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended March 31, 2024 and 2023:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2024	2023
Beginning balance	$3,869	$4,327
Additions and other adjustments	222	(276)
Ending balance	$4,091	$4,051

4.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the Firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 89 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong, China.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company is constantly assessing its needs for office space and, on a rolling basis, has many leases that expire in any given year.

Substantially all of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a wholly owned subsidiary of the Company.

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

As of March 31, 2024, the Company had right-of-use operating lease assets of $136.1 million (net of accumulated amortization of $101.9 million) which are comprised of real estate leases of $133.5 million (net of accumulated amortization of $99.1 million) and equipment leases of $2.6 million (net of accumulated amortization of $2.8 million). As of March 31, 2024, the Company had operating lease liabilities of $177.3 million which are comprised of real estate lease liabilities of $174.8 million and equipment lease liabilities of $2.5 million. The Company had no finance leases as of March 31, 2024.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of March 31, 2024 and December 31, 2023, respectively:

	As of
	March 31, 2024	December 31, 2023

Weighted average remaining lease term (in years)	6.22	6.35
Weighted average discount rate	7.74%	7.72%

The following table presents operating lease costs recognized for the three months ended March 31, 2024 and March 31, 2023, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2024	2023
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,046	$6,439
Real estate leases - Interest expense	3,323	3,209
Equipment leases - Right-of-use lease asset amortization	431	422
Equipment leases - Interest expense	46	46

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The maturities of lease liabilities as of March 31, 2024 and December 31, 2023 are as follows:

(Expressed in thousands)
	As of
	March 31, 2024	December 31, 2023
2024	$32,564	$43,885
2025	39,411	38,759
2026	37,325	36,757
2027	35,168	34,823
2028	21,997	21,660
After 2028	58,779	58,081
Total lease payments	$225,244	$233,965
Less interest	(47,908)	(50,692)
Present value of lease liabilities	$177,336	$183,273

As of March 31, 2024, the Company had $6.5 million of additional real estate operating leases that have not yet commenced ($5.8 million as of December 31, 2023).
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

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2024 and 2023:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Three Months Ended March 31, 2024
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,930	$—	$43,045	$5	$87,980
Mutual fund and insurance income	7,864	—	1	5	7,870
Advisory fees	88,876	25,960	—	11	114,847
Investment banking - capital markets	3,021	—	15,627	—	18,648
Investment banking - advisory	21	—	31,868	—	31,889
Bank deposit sweep income	36,685	—	—	—	36,685
Other	3,416	—	320	980	4,716
Total revenue from contracts with customers	184,813	25,960	90,861	1,001	302,635
Other sources of revenue:
Interest	20,196	—	4,303	2,267	26,766
Principal transactions, net	1,736	—	16,733	(235)	18,234
Other	6,288	(1,032)	186	61	5,503
Total other sources of revenue	28,220	(1,032)	21,222	2,093	50,503
Total revenue	$213,033	$24,928	$112,083	$3,094	$353,138

(Expressed in thousands)	For the Three Months Ended March 31, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$38,924	$—	$40,047	$6	$78,977
Mutual fund and insurance income	7,712	—	4	4	7,720
Advisory fees	76,583	23,954	—	7	100,544
Investment banking - capital markets	1,787	—	8,241	—	10,028
Investment banking - advisory	—	—	27,937	—	27,937
Bank deposit sweep income	48,909	—	—	—	48,909
Other	3,993	—	506	97	4,596
Total revenue from contracts with customers	177,908	23,954	76,735	114	278,711
Other sources of revenue:
Interest	20,579	—	3,029	1,333	24,941
Principal transactions, net	1,049	—	10,404	2,037	13,490
Other	3,885	5	114	533	4,537
Total other sources of revenue	25,513	5	13,547	3,903	42,968
Total revenue	$203,421	$23,959	$90,282	$4,017	$321,679
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
The Company had receivables related to revenue from contracts with customers of $49.7 million and $39.9 million at March 31, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2024.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.4 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	March 31, 2024	December 31, 2023
Receivables
Commission (1)	$5,388	$4,554
Mutual fund income (2)	5,479	5,365
Advisory fees (3)	4,191	5,746
Bank deposit sweep income (4)	4,966	5,223
Investment banking fees (5)	21,181	12,847
Other	8,464	6,126
Total receivables	$49,669	$39,861
Deferred revenue (payables):
Investment Banking fees (6)	$807	$1,118
Software license fees (7)	607	—
	$1,414	$1,118
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
(7)Software license fees received upfront from customers and recognized ratably over the contract period

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2024	2023
Basic weighted average number of shares outstanding	10,407,454	11,092,603
Net dilutive effect of share-based awards, treasury stock method (1)	594,215	870,889
Diluted weighted average number of shares outstanding	11,001,669	11,963,492

Net income attributable to Oppenheimer Holdings Inc.	$26,054	$14,617

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.50	$1.32
Diluted	$2.37	$1.22

(1) For the three months ended March 31, 2024, there was no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the three months ended March 31, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 282,360 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2024	December 31, 2023
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$147,647	$158,612
Receivable from brokers	57,579	65,639
Clearing organizations and other	35,074	30,789
Securities failed to deliver	20,171	29,656
Total	$260,471	$284,696
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$298,002	$284,987
Securities failed to receive	25,573	23,809
Payable to brokers	779	447
Clearing organizations and other (1)	173,012	52,647
Total	$497,366	$361,890
(1) The balances are primarily related to trade/settlement date adjustment for positions in inventory.

8.    Fair value measurements
Securities owned, securities sold but not yet purchased, investments and derivative contracts are carried at fair value with changes in fair value recognized in earnings each period.
Valuation Techniques
A description of the valuation techniques applied, and inputs used in measuring the fair value of the Company's financial instruments, is as follows:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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
Loans

The fair value of loans is estimated using recently executed transactions and current price quotations, which are usually observable. In rare occurrences when observable pricing information is not available, fair value is generally determined based on cash flow models using discounted cash flow models, competitor comparable data and other valuation metrics.

Auction Rate Securities ("ARS")
As of March 31, 2024, the Company owned $2.7 million of ARS. This represents the amount that the Company holds as a result of ARS buybacks in previous years. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. The fair value of ARS is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary. As of March 31, 2024, the Company had a valuation allowance totaling $0.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

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
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2024:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$378	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,527	1,619	N/A	N/A
	$4,905	$1,619
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

The Company owns an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of March 31, 2024, the fair value of the investment was $7.2 million and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$35,225	$—	$—	$35,225
Securities owned:
U.S. Treasury securities	927,933	—	—	927,933
U.S. Agency securities	—	8,419	—	8,419
Corporate debt and other obligations	—	11,707	—	11,707
Mortgage and other asset-backed securities	—	2,981	—	2,981
Municipal obligations	—	47,374	—	47,374
Convertible bonds	—	14,393	—	14,393
Corporate equities	28,319	—	—	28,319
Money markets	—	250	—	250
Auction rate securities	—	—	2,713	2,713
Securities owned, at fair value	956,252	85,124	2,713	1,044,089
Investments (1)	1,715	16,445	—	18,160
Loans(1)	—	2,485	—	2,485
Derivative contracts:
TBAs	—	185	—	185
Derivative contracts, total	—	185	—	185
Total	$993,192	$104,239	$2,713	$1,100,144
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$488,901	$—	$—	$488,901
U.S. Agency securities	—	1	—	1
Corporate debt and other obligations	—	10,577	—	10,577
Mortgage and other asset-backed securities	—	—	—	—
Convertible bonds	—	11,687	—	11,687
Corporate equities	9,766	—	—	9,766
Securities sold but not yet purchased, at fair value	498,667	22,265	—	520,932
Derivative contracts:
Futures	1,714	—	—	1,714
TBAs	—	177	—	177
Derivative contracts, total	1,714	177	—	1,891
Total	$500,381	$22,442	$—	$522,823
(1) Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$34,789	$—	$—	$34,789
Securities owned:
U.S. Treasury securities	695,346	—	—	695,346
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	5,769	—	5,769
Mortgage and other asset-backed securities	—	6,627	—	6,627
Municipal obligations	—	35,333	—	35,333
Convertible bonds	—	16,735	—	16,735
Corporate equities	27,170	—	—	27,170
Money markets	5,400	217	—	5,617
Auction rate securities	—	—	2,713	2,713
Securities owned, at fair value	727,916	64,683	2,713	795,312
Investments (1)	1,872	16,913	—	18,785
Securities purchased under agreements to resell	—	5,842	—	5,842
Derivative contracts:
Futures	2	—	—	2
TBAs	—	11	—	11
Derivative contracts, total	2	11	—	13
Total	$764,579	$87,449	$2,713	$854,741
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$14,603	$—	$—	$14,603
Corporate debt and other obligations	—	1,508	—	1,508
Mortgage and other asset-backed securities	—	2	—	2
Convertible bonds	—	2,136	—	2,136
Corporate equities	13,427	—	—	13,427
Securities sold but not yet purchased, at fair value	28,030	3,646	—	31,676
Derivative contracts:
Futures	735	—	—	735
TBAs	—	2	—	2
Derivative contracts, total	735	2	—	737
Total	$28,765	$3,648	$—	$32,413
(1) Included in other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and months ended March 31, 2024 and 2023:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2024
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$2,713	$—	$—	$—	$—	$2,713
(1) Represents auction rate securities that failed in the auction rate market.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2023
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	31,776	—	—	—	—	31,776
(1) Represents auction rate securities that failed in the auction rate market.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Assets and liabilities not measured at fair value as of March 31, 2024:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$27,661	$27,661	$—	$—	$27,661
Deposits with clearing organizations	58,791	58,791	—	—	58,791
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	147,647	—	147,647	—	147,647
Receivables from brokers	57,579	—	57,579	—	57,579
Securities failed to deliver	20,171	—	20,171	—	20,171
Clearing organizations and other	35,066	—	35,066	—	35,066
	260,463	—	260,463	—	260,463
Receivable from customers	1,179,700	—	1,179,700	—	1,179,700
Notes receivable, net	66,889	—	66,889	—	66,889
Securities purchased under agreements to resell	4,090	—	4,090		4,090
Investments (1)	97,299	—	97,299	—	97,299
(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $95.2 million of this balance. This balance is included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,459	$21,459	$—	$—	$21,459
Bank call loans	94,350	—	94,350	—	94,350
Payables to brokers, dealers and clearing organizations:
Securities loaned	298,002	—	298,002	—	298,002
Payable to brokers	779	—	779	—	779
Securities failed to receive	25,573	—	25,573	—	25,573
Clearing organization and other	171,298	—	171,298	—	171,298
	495,652	—	495,652	—	495,652
Payables to customers	447,627	—	447,627	—	447,627
Securities sold under agreements to repurchase	286,455	—	286,455	—	286,455
Senior secured notes	113,050	—	111,617	—	111,617

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Assets and liabilities not measured at fair value as of December 31, 2023:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28,835	$28,835	$—	$—	$28,835
Deposits with clearing organization	43,917	43,917	—	—	43,917
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	158,612	—	158,612	—	158,612
Receivables from brokers	65,639	—	65,639	—	65,639
Securities failed to deliver	29,656	—	29,656	—	29,656
Clearing organizations	30,780	—	30,780	—	30,780
	284,687	—	284,687	—	284,687
Receivable from customers	1,059,892	—	1,059,892	—	1,059,892
Notes receivable, net	62,640	—	62,640	—	62,640
Investments (1)	90,999	—	90,999	—	90,999
(1) The cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in fair value of the policies’ underlying investments, comprises approximately $89 million of this balance. This balance is included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,002	$9,002	$—	$—	$9,002
Payables to brokers, dealers and clearing organizations:
Securities loaned	284,987	—	284,987	—	284,987
Payable to brokers	447	—	447	—	447
Securities failed to receive	23,809	—	23,809	—	23,809
Other	51,912	—	51,912	—	51,912
	361,155	—	361,155	—	361,155
Payables to customers	369,287	—	369,287	—	369,287
Securities sold under agreements to repurchase	640,382	—	640,382	—	640,382
Senior secured notes	113,050	—	109,838	—	109,838
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

The notional amounts and fair values of the Company's derivatives as of March 31, 2024 and December 31, 2023 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2024
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$26,000	$185
		$26,000	$185
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$9,580,000	$1,714
Other contracts	TBAs	26,000	177
		$9,606,000	$1,891

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the three months ended March 31, 2024 and 2023:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$3,252
Other contracts	TBAs	Principal transactions revenue, net	1
			$3,253
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2024, the outstanding balance of bank call loans was $94.4 million (zero as of December 31, 2023). As of March 31, 2024, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $24.7 million and $82.3 million, respectively.
As of March 31, 2024, the Company had approximately $1.7 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $229.0 million under securities loan agreements.
As of March 31, 2024, the Company had pledged $32.0 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2024, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2024:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government	$861,136
Securities loaned:
Equity securities	298,002
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,159,138

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2024 and December 31, 2023:

As of March 31, 2024
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$578,771	$(574,681)	$4,090	$(4,087)	$—	$3
Securities borrowed (1)	147,647	—	147,647	(145,043)	—	2,604
Total	$726,418	$(574,681)	$151,737	$(149,130)	$—	$2,607
(1)Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$861,136	$(574,681)	$286,455	$(286,455)	$—	$—
Securities loaned (2)	298,002	—	298,002	(287,288)	—	10,714
Total	$1,159,138	$(574,681)	$584,457	$(573,743)	$—	$10,714
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2023
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$8,870	$(3,028)	$5,842	$—	$—	$5,842
Securities borrowed (1)	158,612	—	158,612	(149,946)	—	8,666
Total	$167,482	$(3,028)	$164,454	$(149,946)	$—	$14,508
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$643,410	$(3,028)	$640,382	$(632,521)	$—	$7,861
Securities loaned (2)	284,987	—	284,987	(276,688)	—	8,299
Total	$928,397	$(3,028)	$925,369	$(909,209)	$—	$16,160
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2024, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $142.5 million ($151.9 million as of December 31, 2023) and $578.4 million ($8.8 million as of December 31, 2023), respectively, of which the Company has sold and re-pledged approximately $56.7 million ($61.5 million as of December 31, 2023) under securities loaned transactions and $578.4 million under repurchase agreements ($8.8 million as of December 31, 2023).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $917.8 million, as presented on the face of the consolidated balance sheet as of March 31, 2024 ($689.4 million as of December 31, 2023).
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

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2024 were receivables from three major U.S. broker-dealers totaling approximately $97.9 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one to two business days after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of March 31, 2024 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2024, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
additional capital commitments to these hedge funds and private equity funds are considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited to the amount committed.

The Company assesses whether it is the primary beneficiary of the hedge funds and private equity funds in which it holds a variable interest in the form of general and limited partner interests. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent its maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests is included in other assets on the condensed consolidated balance sheet.
In addition, the Company serves as general partner of Oppenheimer Acquisition LLC I and Oppenheimer Acquisition LLC II (the "Sponsors"). They are sponsors of two special purpose acquisition companies, OHAA and Oppenheimer Acquisition Corp. II (the "SPACs”). Both the Sponsors and the SPACs have been or are in the process of liquidating and dissolving, as indicated above, OHAA was dissolved in March of 2024.. Until the liquidations and dissolutions are complete, the Sponsors and the SPACs will remain consolidated VIEs as the Company is the primary beneficiary. See note 2 for further details.
The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of March 31,
	2024	2023
Asset
Cash and cash equivalents	$11	$5,810
Restricted Cash	—	25,581
Other Assets	—	730
Total Assets	$11	$32,121
Liabilities
Other Liabilities	171	859
Total Liabilities	$171	$859

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	March 31, 2024	December 31, 2023
5.50% Senior Secured Notes	10/1/2025	$113,050	$113,050
Unamortized Debt Issuance Cost		(337)	(392)
		$112,713	$112,658
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

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of March 31, 2024, $113.05 million aggregate principal amount of the Notes remain outstanding. The Company may redeem the notes, in whole or in part, at their par amount plus accrued and unpaid interest on or after July 1, 2024.

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

The indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of March 31, 2024, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three months ended March 31, 2024 was $1.6 million. Interest expense on the Notes for the three months ended March 31, 2023 was $1.6 million.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
12. Income taxes

The effective income tax rate for the three months ended March 31, 2024 was 31.3%, compared with 24.1% for the three months ended March 31, 2023 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the first quarter of 2024 was impacted by permanent items and losses in non-U.S. businesses.

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Class A Stock outstanding, beginning of period	10,186,783	10,868,556
Issued pursuant to share-based compensation plans	275,137	202,222
Repurchased and cancelled	(214,723)	(95,055)
Class A Stock outstanding, end of period	10,247,197	10,975,723

Stock buy-back
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
During the three months ended March 31, 2024, the Company purchased and canceled an aggregate of 214,723 shares of Class A Stock for a total consideration of $8.4 million ($39.05 per share) under its share repurchase program. During the three months ended March 31, 2023, the Company purchased and canceled an aggregate of 95,055 shares of Class A Stock for a total consideration of $3.7 million ($38.79 per share) under this program. As of March 31, 2024, 526,976 shares remained available to be purchased under the share repurchase program.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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

On November 18, 2022, Oppenheimer received an information request from the SEC requesting information related to the use of text messaging and similar forms of electronic communications by employees of Oppenheimer and whether those communications were properly retained by Oppenheimer as part of its records preservation requirements relating to the broker-dealer business activities of Oppenheimer. Subsequently, Oppenheimer received a similar information request from the Commodity Futures Trading Commission (“CFTC”). On January 4, 2024, Oppenheimer submitted an Offer of Settlement to the SEC. On February 9, 2024, the SEC issued an order (the “Order”) pursuant to which Oppenheimer agreed to pay a fine in the amount of $12 million and agree to certain undertakings. In addition to the Order, Oppenheimer received a waiver of certain statutory disqualifications from the SEC. On February 7, 2024, Oppenheimer submitted an Offer of Settlement to the CFTC. On

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
March 19, 2024, the CFTC issued an order pursuant to which Oppenheimer agreed to pay a fine of $1 million and agree to certain undertakings.

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

Oppenheimer has settled, or settled in principle or an award has been rendered in forty-five of the Horizon-related arbitrations, with approximately one hundred fifty-five individual complainants. The aggregate payments for those forty-five arbitrations total approximately $92.0 million. The three arbitrations still pending claim specific monetary damages and allege losses of approximately $4.0 million in the aggregate.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. The case was subsequently transferred to the Metro Atlanta Business Case Division. On September 5, 2023, Oppenheimer filed a motion to dismiss the complaint. On April 17, 2024 the court issued an order granting plaintiffs John and Tera Sargent’s voluntary dismissal of their claims without prejudice. On April 22, 2024, the court granted Oppenheimer’s motion to dismiss and terminated the case.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, Elizabeth Del Pico et al v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the plaintiffs were Oppenheimer customers. All of the plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer alleging in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud. On August 28, 2023, Oppenheimer filed a motion to dismiss the complaint. Rather than respond to Oppenheimer’s motion to dismiss, on January 12, 2024, plaintiffs filed an amended complaint that includes an additional claim of fraud against Oppenheimer. On February 2, 2024 Oppenheimer filed a motion to dismiss the amended complaint. Rather than respond to Oppenheimer’s motion to dismiss the amended complaint, Plaintiffs voluntarily dismissed their amended complaint without prejudice on April 12, 2024.

Finally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, et al v. Oppenheimer & Co. Inc., Ann Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. On September 15, 2023, Oppenheimer filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted. On October 31, 2023, Oppenheimer filed a motion to dismiss the complaint. On April 22, 2024 the court granted Oppenheimer’s motion to dismiss and terminated the case.

On June 30, 2022, the Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2024, the net capital of Oppenheimer as calculated under the Rule was $431.4 million or 45.96% of Oppenheimer's aggregate debit items. This was $412.6 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2024, Freedom had net capital of $4.0 million, which was $3.9 million in excess of the $100,000 required to be maintained at that date.
As of March 31, 2024, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 130% (required 56.0%);
•Tier 1 Capital ratio 130% (required 75.0%); and
•Total Capital ratio 175% (required 100.0%).

Effective January 2022, IFPR changed its minimum capital requirement, which is now £750,000 (previously it was Euro 730,000). Capital ratios are now expressed differently, but are effectively unchanged when comparing performance to required regulatory minimums. As of March 31, 2024, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of March 31, 2024, the regulatory capital of Oppenheimer Investments Asia Limited was $3.7 million, which was $3.3 million in excess of the $383,296 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of March 31, 2024, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.
As of March 31, 2024, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust was in compliance with its capital requirements.

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

The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The Company also includes activities associated with BondWave, LLC, a cloud-based financial markets software service provider in Corporate/Other.

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three months ended March 31, 2024 and 2023. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended March 31,
	2024	2023
Revenue
Private client (1)	$213,033	$203,421
Asset management (1)	24,928	23,959
Capital markets	112,083	90,282
Corporate/Other	3,094	4,017
Total	$353,138	$321,679
Pre-Tax Income (Loss)
Private client (1)	$68,151	$54,456
Asset management (1)	7,634	6,481
Capital markets	(6,702)	(15,477)
Corporate/Other	(31,628)	(26,411)
Total	$37,455	$19,049
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2024 and 2023 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2024	2023
Americas	$341,417	$309,789
Europe/Middle East	10,774	10,860
Asia	947	1,030
Total	$353,138	$321,679

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
17.    Subsequent events
On April 26, 2024, the Company announced a quarterly dividend in the amount of $0.15 per share, payable on May 24, 2024 to holders of Class A Stock and Class B Stock of record on May 10, 2024.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2024, we provided our services from 89 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At March 31, 2024, client assets under management ("AUM") totaled $46.6 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of March 31, 2024 totaled $124.9 billion. CAUA includes AUM and the other assets held for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct our secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis. At March 31, 2024, the Company employed 2,951 employees (2,911 full-time and 40 part-time), of whom 936 were financial advisors.

Outlook
We are focused on growing our private client and asset management businesses through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses, including integrating new technology platforms to expand the suite of services offered to our clients and onboarding experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking, we are committed to growing our footprint by adding experienced bankers within our existing industry practices as well as new industry practices where we believe we can be successful.
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

Impact of Change in Short-term Interest Rates

At its meetings in first quarter of 2024, the Federal Reserve (the “FED”) unanimously decided to hold the target federal funds rate steady at 5.25% to 5.50% – a 23-year high and the fifth consecutive meeting with no target rate change. While the market generally expected that the FED would ease rates to some extent in 2024 given the strong performance of the U.S. economy and low unemployment levels, the FED has held them at their current, more restrictive range since the outset of the year given higher than anticipated inflationary readings and the FED’s desire for inflation to return to its 2% long-term target. The FED’s median forecast currently projects three rate decreases during 2024, though this is subject to change and the market believes that these restrictive conditions will likely continue.

Potential decreases to the federal funds rate may result in reduced interest-based revenues though any future federal funds rate increases may improve these revenues. While decreases in interest rates will lower fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on margin balances which will have a negative impact on our earnings.

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
EXECUTIVE SUMMARY

The Firm registered outstanding operating results for the first quarter of 2024, reflecting the solid performance of our investment banking franchise amidst an improving capital market and strong results from our Wealth Management Business responding to the impact of rising equity markets. Our overall performance was favorably impacted by improving macroeconomic conditions, highlighted by the continued rise of the equity markets with the S&P reaching record highs owing to positive economic data and expectations that the Federal Reserve will pivot to reducing rates in the second half of the year.

The stock market rally propelled assets under management within our Wealth Management business to all-time highs, which drove a large increase in AUM-based advisory fee revenue when compared with the prior year period. We also saw encouraging signs of improvement in the capital raising environment, as our investment banking results were boosted by a meaningful uptick in the number of private placement and underwriting transactions in our pipeline that crystallized during the quarter. The still-high interest rate environment boded well for our fixed income division, which saw continued strength within its sales and trading revenue largely due to higher volumes and increased volatility. Higher rates also benefited several of our other interest-sensitive revenue streams, though we did see a pullback in FDIC sweep deposit balances which reduced these revenues.

The Company ended the quarter on a high note with record book value per share levels resulting from positive earnings and share repurchases. Our strong balance sheet and ample capital levels have us well-positioned for growth and to continue providing value added investment services to our clients.

RESULTS OF OPERATIONS

The Company reported net income of $26.1 million or $2.50 basic earnings per share for the first quarter of 2024, compared with net income of $14.6 million or $1.32 per share for the first quarter of 2023. Revenue for the first quarter of 2024 was $353.1 million, an increase of 9.8% compared to revenue of $321.7 million for the first quarter of 2023.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	1Q-2024	1Q-2023	Change	% Change
Revenue	$353,138	$321,679	$31,459	9.8
Compensation expense	$221,713	$206,292	$15,421	7.5
Non-compensation expense	$93,970	$96,338	$(2,368)	(2.5)
Pre-tax Income	$37,455	$19,049	$18,406	96.6
Income taxes provision	$11,711	$4,585	$7,126	155.4
Net Income (1)	$26,054	$14,617	$11,437	78.2

Earnings per share (basic) (1)	$2.50	$1.32	$1.18	89.4
Earnings per share (diluted) (1)	$2.37	$1.22	$1.15	94.3

Book Value Per Share	$77.47	$72.27	$5.20	7.2
Tangible Book Value Per Share (2)	$60.41	$56.92	$3.49	6.1
Class A Shares Outstanding	10,247,197	10,975,723	(728,526)	(6.6)

AUA ($ billions)	$124.9	$108.9	$16.0	14.7
AUM ($ billions)	$46.6	$39.3	$7.3	18.6
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.
Highlights
•Increased revenue for the first quarter of 2024 was primarily driven by a significant improvement in private placement and underwriting-related fees generated by our investment banking business, higher advisory fees attributable to a rise in billable AUM as well as continued strength in fixed income sales and trading revenue.
•Assets under administration and under management were both at record levels at March 31, 2024, benefiting from market appreciation and positive net asset flows.
•Compensation expenses increased from the prior year quarter largely as a result of higher base salary expense associated with opportunistic new hires and inflationary pressures on wages in addition to higher production-related expenses.
•Non-compensation expenses decreased from the prior year quarter primarily due to lower legal costs partially offset by higher interest expense.
•Book value and tangible book value per share reached new record highs as a result of positive earnings and share repurchases.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months ended March 31, 2024 and 2023:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2024	2023	% Change
Revenue
Private Client	$213,033	$203,421	4.7
Asset Management	24,928	23,959	4.0
Capital Markets	112,083	90,282	24.1
Corporate/Other	3,094	4,017	(23.0)
Total	$353,138	$321,679	9.8

Pre-Tax Income (Loss)
Private Client	$68,151	$54,456	25.1
Asset Management	7,634	6,481	17.8
Capital Markets	(6,702)	(15,477)	(56.7)
Corporate/Other	(31,628)	(26,411)	19.8
Total	$37,455	$19,049	96.6

Private Client

Private Client reported revenue for the current quarter of $213.0 million, 4.7% higher compared with a year ago mostly due to higher advisory fees driven by appreciation in AUM and an increase in commission revenue. Pre-tax income of $68.2 million in the current quarter resulted in a pre-tax margin of 32.0%. Financial advisor headcount at the end of the current quarter was 936 compared to 959 and 931 at the end of the first quarter of 2023 and fourth quarter of 2023, respectively.

('000s unless otherwise indicated)
	1Q-2024	1Q-2023	Change	% Change
Revenue	$213,033	$203,421	$9,612	4.7
Retail commissions	$52,794	$46,636	$6,158	13.2
Advisory fee revenue	$88,876	$76,583	$12,293	16.1
Bank deposit sweep income	$36,685	$48,909	$(12,224)	(25)
Interest	$20,196	$20,579	$(383)	(1.9)
Other	$14,482	$10,714	$3,768	35.2

Total Expenses	$144,882	$148,965	$(4,083)	(2.7)
Compensation	$109,148	$95,074	$14,074	14.8
Non-compensation	$35,734	$53,891	$(18,157)	(33.7)

Pre-tax Income	$68,151	$54,456	$13,695	25.1

Compensation Ratio	51.2%	46.7%	450	9.6
Non-compensation Ratio	16.8%	26.5%	(970)	(36.6)
Pre-tax Margin	32.0%	26.8%	5.2%	19.4

Asset Under Administration (billions)	$124.9	$108.9	$16.0	14.7
Cash Sweep Balances (billions)	$3.2	$4.4	$(1.2)	(27.3)

•Retail commissions increased 13.2% from a year ago primarily due to higher retail trading activity
•Advisory fees increased 16.1% due to higher AUM during the billing period for the current quarter when compared to the first quarter of last year and increased net new client assets
•Bank deposit sweep income decreased $12.2 million from a year ago due to lower cash sweep balances
•Interest revenue was relatively flat with the prior year period

•Other revenue increased from a year ago primarily due to increases in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments
•Compensation expenses increased 14.8% from a year ago primarily due to higher production related expenses
•Non-compensation expenses decreased 33.7% from a year ago primarily due to lower legal costs
Asset Management
Asset Management reported revenue for the current quarter of $24.9 million, 4.0% higher when compared with the prior year period. Pre-tax income was $7.6 million, an increase of $1.2 million compared with the prior year period.

('000s unless otherwise indicated)	1Q-2024	1Q-2023	Change	% Change
Revenue	$24,928	$23,959	$969	4.0
Advisory fee revenue	$25,960	$23,954	$2,006	8.4
Other	$(1,032)	$5	$(1,037)	*

Total Expenses	$17,294	$17,478	$(184)	(1.1)
Compensation	$6,424	$7,615	$(1,191)	(15.6)
Non-compensation	$10,870	$9,863	$1,007	10.2

Pre-tax Income	$7,634	$6,481	$1,153	17.8

Compensation Ratio	25.8%	31.8%	(600)	(18.9)
Non-compensation Ratio	43.6%	41.2%	240	5.8
Pre-tax Margin	30.6%	27.1%	3.5%	12.9

AUM (billions)	$46.6	$39.3	$7.3	18.6
*Percentage not meaningful
•Advisory fee revenue increased 8.4% from a year ago due to increased management fees resulting from the higher net value of billable AUM during the quarter and increased net new client assets
•Other revenue decreased $1.0 million from a year ago due to a decrease in the fair value of the positions held in private equity funds
•AUM increased to $46.6 billion at March 31, 2024, a new record high, which is the basis for advisory fee billings for April 2024
•The increase in AUM was comprised of higher asset values of $7.1 billion on existing client holdings and a net contribution of $0.2 billion in new client assets
•Compensation expenses were down 15.6% from a year ago which was due to decreases in incentive compensation
•Non-compensation expenses were up 10.2% when compared to the prior year period mostly due to higher external portfolio management costs which are directly related to the increase in billable AUM

The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2024:

(Expressed in millions)
	For the Three Months Ended March 31, 2024
Fund Type	Beginning Balance	Contributions		Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$38,143	$2,023		$(2,098)	$2,423	$40,491
Institutional Fixed Income (2)	852	100	-17	(93)	6	865
Alternative Investments:
Hedge funds (3)	3,463	24		(160)	504	3,831
Private Equity Funds (4)	1,107	15		(12)	(14)	1,096
Portfolio Enhancement Program (5)	305	6		(11)	—	300
	$43,870	$2,168		$(2,374)	$2,919	$46,583
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

Capital Markets
Capital Markets reported revenue for the current quarter of $112.1 million, 24.1% higher when compared with the prior year period. Pre-tax loss was $6.7 million, compared with pre-tax loss of $15.5 million in the prior year period.

('000s)	1Q-2024	1Q-2023	Change	% Change
Revenues	$112,083	$90,282	$21,801	24.1

Investment Banking	$47,918	$36,281	$11,637	32.1
Advisory fees	$31,868	$27,937	$3,931	14.1
Equities underwriting	$13,179	$7,343	$5,836	79.5
Fixed income underwriting	$2,447	$897	$1,550	172.8
Other	$424	$104	$320	307.7

Sales and Trading	$63,659	$53,379	$10,280	19.3
Equities	$30,266	$31,686	$(1,420)	(4.5)
Fixed Income	$33,393	$21,693	$11,700	53.9

Other	$506	$622	$(116)	(18.6)

Total Expenses	$118,785	$105,759	$13,026	12.3
Compensation	$81,588	$76,796	$4,792	6.2
Non-compensation	$37,197	$28,963	$8,234	28.4

Pre-tax Loss	$(6,702)	$(15,477)	$8,775	*

Compensation Ratio	72.8%	85.1%	(1,230)	(14.5)
Non-compensation Ratio	33.2%	32.1%	110	3.4
Pre-tax Margin	(6.0)%	(17.1)%	11.1%	(64.9)
*Percentage not meaningful

•Advisory fees earned from investment banking activities increased 14.1% compared with a year ago due to higher transaction volumes, particularly in the healthcare industry
•Equity underwriting fees increased 79.5% when compared with a year ago due to higher new issuance volumes
•Fixed income underwriting fees were modestly higher than the prior year
•Equities sales and trading revenue was relatively flat with the prior year
•Fixed income sales and trading revenue increased 53.9% compared with a year ago primarily due to an increase in trading income attributable to higher volumes and market volatility
•Compensation expenses increased 6.2% compared with a year ago primarily due to costs associated with opportunistic hiring and higher deferred compensation costs
•Non-compensation expenses were 28.4% higher than a year ago primarily due to an increase in interest expense in financing trading inventories

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2023.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2024, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2024, total assets increased by 13.1% from December 31, 2023. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2024, the Company had bank call loans of $94.4 million compared to zero at December 31, 2023. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $5.4 million and $383,296, respectively, at March 31, 2024. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
During the first quarter of 2023, the Company repurchased and subsequently cancelled $1.0 million of the Notes, recognizing a small extinguishment gain. As of March 31, 2024, $113.05 million aggregate principal amount of the Notes remains outstanding.
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
Each subsidiary guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the Subsidiary Guarantor’s obligations under the guarantee. There are no externally imposed restrictions on transfers of assets between the Company and its subsidiaries.
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
The following tables present the selected financial information as of March 31, 2024 and for the three months ended March 31, 2024 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
March 31, 2024
Total Assets	$2,130,167
Due From Non-Guarantor Subsidiary	17,634
Total Liabilities	584,895
Due To Non-Guarantor Subsidiary	72,244

For the Three Months Ended
March 31, 2024
Total Revenue	$2,612
Pre-Tax Income (Loss)	(201)
Net Income (Loss)	(79)

S&P’s Corporate Family rating and rating on the Notes is a 'BB-' with a stable outlook. Moody’s Corporate Family rating and the rating on the Notes is a “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $4.5 million in forgivable notes (which are inherently illiquid) to employees for the three months ended March 31, 2024 ($1.9 million for the three months ended March 31, 2023) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At March 31, 2024, the Company had $94.4 million of bank call loans (zero at December 31, 2023). The average daily bank loan outstanding for the three months ended March 31, 2024 was $57.8 million ($57.5 million for the three months ended March 31, 2023). The largest daily bank loans outstanding for the three months ended March 31, 2024 was $164.9 million ($167.3 million for the three months ended March 31, 2023).

At March 31, 2024, securities loan balances totaled $298.0 million ($285.0 million at December 31, 2023 and $368.1 million at March 31, 2023). The average daily securities loan balance outstanding for the three months ended March 31, 2024 was $303.4 million ($341.4 million for the three months ended March 31, 2023). The largest daily stock loan balance for the three months ended March 31, 2024 was $335.7 million ($388.4 million for the three months ended March 31, 2023).

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
At March 31, 2024, the gross balances of reverse repurchase agreements and repurchase agreements were $578.8 million and $861.1 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2024 was $122.9 million and $809.3 million, respectively ($179.0 million and $283.1 million, respectively, for the three months ended March 31, 2023). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2024 was $578.4 million and $1.1 billion, respectively ($506.4 million and $634.9 million, respectively, for the three months ended March 31, 2023).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $95.2 million as of March 31, 2024.

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

Our primary long-term cash requirements include $112.7 million principal outstanding, net of debt issuance costs as of March 31, 2024 under our Senior Secured Notes (due in 2025) and $177.3 million of operating lease obligations. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $13.9 million for the remainder of 2024.

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(79,048)	$(86,123)
Cash used in investing activities	(258)	(2,976)
Cash provided by (used in) financing activities	78,132	7,033
Net decrease in cash, cash equivalents and restricted cash	$(1,174)	$(82,066)

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

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s Chief Information Officer ("CIO") and the Company’s Chief Information Security Officer ("CISO"), who reports to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity related experience. Risk reporting is provided at monthly meetings of the Firm’s cross-business Cybersecurity Committee and periodic presentations to the Firm’s Risk Management Committee, at which many members of the Company’s senior management are present.

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
On December 18, 2020, the Department of Labor ("DOL") published its final prohibited transaction exemption (“PTE”) addressing investment advice for fiduciaries of ERISA plans and IRAs. Similar to the proposal the DOL released in June of 2020, the final exemption takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The final exemption should provide a new and more flexible approach to ERISA compliance for certain types of transactions, which financial institutions may choose to utilize in place of other existing exemptions. Like the proposal (but in contrast to the precursor rule the DOL finalized in April 2016 that the U.S. Court of Appeals for the Fifth Circuit later vacated in June 2018), the final exemption does not materially change the scope of fiduciary activities under ERISA, with the exception of including certain rollover-related advice as fiduciary advice. The effective date for compliance with the PTE was February 1, 2022. The Company believes many of the steps taken by the Company to achieve compliance with the Reg BI Rules have enabled and will enable the Company to comply with the PTE. The Company implemented certain additional processes to accompany the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Other Regulatory Matters
On November 18, 2022, Oppenheimer received an information request from the SEC requesting information related to the use of text messaging and similar forms of electronic communications by employees of Oppenheimer and whether those communications were properly retained by Oppenheimer as part of its records preservation requirements relating to the broker-dealer business activities of Oppenheimer. Subsequently, Oppenheimer received a similar information request from the Commodity Futures Trading Commission (“CFTC”). On January 4, 2024, Oppenheimer submitted an Offer of Settlement to the SEC. On February 9, 2024, the SEC issued an order (the “Order”) pursuant to which Oppenheimer will pay a fine in an amount of $12 million and agree to certain undertakings. In addition to the Order Oppenheimer received a waiver of certain statutory disqualifications from the SEC. On February 7, 2024, Oppenheimer submitted an Offer of Settlement to the CFTC. On March 19, 2024, the CFTC issued an order pursuant to which Oppenheimer will pay a fine of $ 1 million and agree to certain undertakings.
FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU (“Brexit”) and economic uncertainty in the UK, EU and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the severity and duration of the COVID-19 Pandemic, the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions, and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On November 18, 2022, Oppenheimer received an information request from the SEC requesting information related to the use of text messaging and similar forms of electronic communications by employees of Oppenheimer and whether those communications were properly retained by Oppenheimer as part of its records preservation requirements relating to the broker-dealer business activities of Oppenheimer. Subsequently, Oppenheimer received a similar information request from the Commodity Futures Trading Commission (“CFTC”). On January 4, 2024, Oppenheimer submitted an Offer of Settlement to the SEC. On February 9, 2024, the SEC issued an order (the “Order”) pursuant to which Oppenheimer agreed to pay a fine in the amount of $12 million and agree to certain undertakings. In addition to the Order, Oppenheimer received a waiver of certain statutory disqualifications from the SEC. On February 7, 2024, Oppenheimer submitted an Offer of Settlement to the CFTC. On March 19, 2024, the CFTC issued an order pursuant to which Oppenheimer agreed to pay a fine of $1 million and agree to certain undertakings.

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

Oppenheimer has settled, or settled in principle, or an award has been rendered in forty-five of the Horizon-related arbitrations, with approximately one hundred fifty-five individual complainants. The aggregate payments for those forty-five arbitrations total approximately $92.0 million. The three arbitrations still pending claim specific monetary damages and allege losses of approximately $4.0 million in the aggregate.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall, Individually and as Assignee of 6694 Dawson Blvd, LLC, Thomas and Beverly Crampton, Roy and Shirley
Hill, Billy and Debra Lanter, Larry Lawson, Eugene Lyle, Scott Spence, and Dolores Willoughby v. Oppenheimer & Co. Inc., Anne Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. The case was subsequently transferred to the Metro Atlanta Business Case Division. On September 5, 2023, Oppenheimer filed a motion to dismiss the complaint. On April 17, 2024 the court issued an order granting plaintiffs John and Tera Sargent’s voluntary dismissal of their claims without prejudice. On April 22, 2024, the court granted Oppenheimer’s motion to dismiss and terminated the case.

Also, on July 17, 2023, Oppenheimer was served with a complaint in an action entitled Mark Del Pico, et al v. Oppenheimer & Co. Inc., and Michael Mooney, filed in Florida State Court, Sarasota County. Plaintiffs allege that they were all investors in Horizon; however, none of the plaintiffs were Oppenheimer customers. All of the plaintiffs allege that they invested in Horizon years after John Woods left Oppenheimer’s employ in 2016. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages from Oppenheimer alleging in negligence per se, aiding and abetting breach of fiduciary duty, and aiding and abetting fraud. On August 28, 2023, Oppenheimer filed a motion to dismiss the complaint. Rather than respond to Oppenheimer’s motion to dismiss, on January 12, 2024, plaintiffs filed an amended complaint that includes an additional claim of fraud against Oppenheimer. On February 2, 2024, Oppenheimer filed a motion to dismiss the amended complaint. Rather than respond to Oppenheimer’s motion to dismiss the amended complaint, Plaintiffs voluntarily dismissed their amended complaint without prejudice on April 12, 2024.

Finally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, et al v. Oppenheimer & Co. Inc., Ann Greene and Gordon Morse, filed in Georgia State Court, Fulton County. Plaintiffs allege that they were all investors in Horizon. However, all of the plaintiffs allege that they invested in Horizon after John Woods left Oppenheimer’s employ in 2016 and virtually all of the plaintiffs were not Oppenheimer customers. Plaintiffs further allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. On September 15, 2023, Oppenheimer filed a motion to transfer the case to the Metro Atlanta Business Case Division, which motion was granted. On October 31, 2023, Oppenheimer filed a motion to dismiss the complaint. On April 22, 2024, the court granted Oppenheimer’s motion to dismiss and terminated the case.

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

Item 1A. RISK FACTORS

During the three months ended March 31, 2024, there were no material changes to the information contained in Part I, Item 1A of the Company's Quarterly Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended March 31, 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2024	—	—	—	223,699
February 1 - 28, 2024	103,544	$38.94	103,544	120,155
March 1 - 31, 2024 (2)	111,179	$39.13	111,179	526,976
Q1 2024 Total	214,723	$39.05	214,723	526,976

(1) None of the foregoing authorizations is subject to expiration.
(2) During March 2024, the Company authorized an additional 518,000 shares for the Share Repurchase Program.

During the first quarter of 2024, the Company issued 275,137 shares of Class A Stock pursuant to the Company’s share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 5. Other Information

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

31.1	Certification of Albert G. Lowenthal

31.2	Certification of Brad M. Watkins

32	Certification of Albert G. Lowenthal and Brad M. Watkins

101
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Income Statements for the three and three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the notes to the Condensed Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of April, 2024.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)