Form 10-Q
period 2024-06-30
OPPENHEIMER HOLDINGS INC
filed 2024-07-26
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 26, 2024 was 10,232,649 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023	3
	Condensed Consolidated Income Statements for the three and six months ended June 30, 2024 and 2023	4
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2024 and 2023	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
	Signatures	57

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$33,214	$28,835
Deposits with clearing organizations	108,415	78,706
Receivable from brokers, dealers and clearing organizations	297,031	284,696
Receivable from customers, net of allowance for credit losses of $220 ($345 in 2023)	1,161,685	1,059,892
Income tax receivable	6,009	7,199
Securities purchased under agreements to resell	4,079	5,842
Securities owned, including amounts pledged of $867,341 ($689,381 in 2023), at fair value	1,043,256	795,312
Notes receivable, net	63,342	62,640
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $87,808 ($82,732 in 2023)	40,163	43,874
Right-of-use lease assets, net of accumulated amortization of $107,581 ($99,716 in 2023)	132,441	140,554
Corporate-owned life insurance	94,646	88,989
Goodwill	142,162	142,162
Intangible assets	34,187	34,340
Other assets	101,908	101,775
Total assets	$3,262,538	$2,874,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$21,762	$9,002
Bank call loans	218,800	—
Payable to brokers, dealers and clearing organizations	278,226	361,890
Payable to customers	325,886	369,287
Securities sold under agreements to repurchase	822,785	640,382
Securities sold but not yet purchased, at fair value	177,251	31,676
Accrued compensation	209,502	256,244
Accounts payable and other liabilities	69,187	82,810
Lease liabilities	172,604	183,273
Senior secured notes, net of debt issuance costs of $283 ($392 in 2023)	112,767	112,658
Deferred tax liabilities, net of deferred tax assets of $44,087 ($45,961 in 2023)	41,708	38,355
Total liabilities	2,450,478	2,085,577
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,227,845 and 10,186,783 as of June 30, 2024 and December 31, 2023, respectively Class B: shares authorized, issued and outstanding: 99,665 as of June 30, 2024 and December 31, 2023	10	10
Additional paid-in capital	23,365	31,774
Retained earnings	788,739	756,468
Accumulated other comprehensive income (loss)	(54)	914
Total Oppenheimer Holdings Inc. stockholders' equity	812,060	789,166
Noncontrolling interest (Note 2)	—	73
Total Stockholders' equity	812,060	789,239
Total Liabilities and Stockholders' Equity	$3,262,538	$2,874,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2024	2023	2024	2023
REVENUE
Commissions	$97,055	$88,544	$192,905	$175,241
Advisory fees	117,197	101,015	232,044	201,559
Investment banking	29,119	19,978	79,656	57,943
Bank deposit sweep income	34,846	44,060	71,531	92,969
Interest	34,805	27,320	61,571	52,261
Principal transactions, net	10,074	16,253	28,308	29,743
Other	7,493	9,019	17,712	18,152
Total revenue	330,589	306,189	683,727	627,868
EXPENSES
Compensation and related expenses	220,727	187,224	442,440	393,516
Communications and technology	24,682	22,783	49,258	45,223
Occupancy and equipment costs	15,516	16,440	31,364	32,341
Clearing and exchange fees	6,780	5,927	12,622	12,190
Interest	21,980	17,467	42,528	30,609
Other	25,039	68,047	52,195	106,639
Total expenses	314,724	317,888	630,407	620,518

Pre-tax income (loss)	15,865	(11,699)	53,320	7,350
Income tax provision (benefit)	5,599	(2,131)	17,310	2,454
Net income (loss)	$10,266	$(9,568)	$36,010	$4,896

Net loss attributable to noncontrolling interest, net of tax	—	(168)	(310)	(321)
Net income (loss) attributable to Oppenheimer Holdings Inc.	$10,266	$(9,400)	$36,320	$5,217

Earnings (loss) per share attributable to Oppenheimer Holdings Inc.
Basic	$0.99	$(0.85)	$3.49	$0.47
Diluted	$0.92	$(0.85)	$3.29	$0.44

Weighted average shares outstanding
Basic	10,327,818	11,016,430	10,367,636	11,054,306
Diluted	11,111,903	11,016,430	11,083,422	11,911,379

Period end shares outstanding	10,327,510	10,984,240	10,327,510	10,984,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2024	2023	2024	2023
Net income (loss)	$10,266	$(9,568)	$36,010	$4,896
Other comprehensive loss, net of tax
Currency translation adjustment	(580)	(663)	(967)	(1,160)
Comprehensive income (loss)	$9,686	$(10,231)	35,043	3,736
Less net loss attributable to noncontrolling interests	—	(168)	(310)	(321)
Comprehensive income (loss) attributable to Oppenheimer Holdings Inc.	$9,686	$(10,063)	$35,353	$4,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except per share amount)	2024	2023	2024	2023
Common stock ($0.001 par value per share)
Beginning Balance	$10	$11	$10	$11
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—	—	—
Ending Balance	10	11	10	11
Additional paid-in capital
Balance at beginning of period	20,040	22,374	31,774	28,628
Issuance of Class A non-voting common stock	171	184	8,409	5,672
Repurchase of Class A non-voting common stock for cancellation	—	—	(8,384)	(3,687)
Share-based expense	3,325	3,349	6,470	6,642
Vested employee share plan awards	(171)	(259)	(15,168)	(11,578)
Change in redemption value of redeemable noncontrolling interests	—	(72)	264	(101)
Balance at end of period	23,365	25,576	23,365	25,576
Retained earnings
Balance at beginning of period	780,946	777,121	756,468	764,178
Repurchase of Class A non-voting common stock for cancellation	(924)	(3,599)	(924)	(3,599)
Net income (loss) (1)	10,266	(9,400)	36,320	5,217
Dividends paid	(1,549)	(1,651)	(3,125)	(3,325)
Balance at end of period	788,739	762,471	788,739	762,471
Accumulated other comprehensive income
Balance at beginning of period	526	919	914	1,416
Currency translation adjustment	(580)	(663)	(968)	(1,160)
Balance at end of period	(54)	256	(54)	256
Total Oppenheimer Holdings Inc. stockholders' equity	$812,060	$788,314	$812,060	$788,314
Noncontrolling interest
Balance at beginning of period	—	433	73	722
Capital addition to noncontrolling interest	—	171	237	171
Net loss attributable to noncontrolling interest	—	(168)	(310)	(321)
Change in redemption value of redeemable noncontrolling interests	—	(328)	—	(464)
Balance at end of period	—	108	—	108
Total stockholders' equity	$812,060	$788,422	$812,060	$788,422
Redeemable Noncontrolling Interests
Balance at beginning of period	—	25,557	—	25,466
Redemption of redeemable noncontrolling interests	—	(9)	—	(83)
Change in redemption value of redeemable noncontrolling interests	—	400	—	565
Balance at end of period	$—	$25,948	$—	$25,948

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2024	2023
Cash flows from operating activities
Net income	$36,010	$4,896
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,378	3,897
Deferred income taxes	3,507	2,485
Amortization of intangible assets	153	—
Amortization of notes receivable	8,894	7,570
Amortization of debt issuance costs	109	110
Write-off of debt issuance costs	—	5
Provision for credit losses	(125)	(1)
Share-based compensation	14,435	7,773
Amortization of right-of-use lease assets	12,940	13,945
Gain on repurchase of senior secured notes	—	(51)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(29,709)	1,397
Receivable from brokers, dealers and clearing organizations	(12,335)	(128,143)
Receivable from customers	(101,668)	136,326
Income tax receivable	1,190	(17,196)
Securities purchased under agreements to resell	1,763	—
Securities owned	(247,944)	(425,589)
Notes receivable	(9,596)	(10,948)
Corporate-owned life insurance	(5,657)	(8,466)
Other assets	(1,353)	351
Increase (decrease) in operating liabilities:
Drafts payable	12,760	21,734
Payable to brokers, dealers and clearing organizations	(83,664)	(128,603)
Payable to customers	(43,401)	(55,307)
Securities sold under agreements to repurchase	182,403	484,306
Securities sold but not yet purchased	145,575	18,333
Accrued compensation	(54,706)	(50,792)
Income tax payable	—	(4,130)
Accounts payable and other liabilities	(29,273)	(24,713)
Cash used in operating activities	(194,314)	(150,811)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(1,667)	(9,734)
Proceeds from the settlement of Company-owned life insurance	252	555
Cash used in investing activities	(1,415)	(9,179)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,125)	(3,325)
Repurchase of Class A non-voting common stock for cancellation	(9,309)	(7,285)
Payments for employee taxes withheld related to vested share-based awards	(6,758)	(5,907)
Addition to noncontrolling interests	—	171
Redemption of redeemable noncontrolling interests	500	(83)
Repurchase of senior secured notes	—	(1,000)
Increase in bank call loans	218,800	94,400
Cash provided by financing activities	200,108	76,971
Net increase (decrease) in cash, cash equivalents and restricted cash	4,379	(83,019)
Cash, cash equivalents and restricted cash, beginning of period	28,835	137,967
Cash, cash equivalents and restricted cash, end of period	$33,214	$54,948
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets:	2024	2023
Cash and cash equivalents	$33,214	$29,145
Restricted cash	—	25,803
Total cash and cash equivalents and restricted cash	$33,214	$54,948
Schedule of non-cash financing activities
Employee share plan issuance	$13,539	$9,062
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$41,870	$30,113
Cash paid during the period for income taxes, net	$12,539	$20,322

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

The Company is headquartered in New York and has 88 retail branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, Portugal, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

In the fourth quarter of 2023, after careful consideration of the special purpose acquisition company market and after having completed an extensive search, OHAA determined it would be unable to deliver and fund a high quality value enhancing transaction to stockholders despite the extension. Therefore, on December 18, 2023, OHAA determined not to further extend the term it has to complete an initial business combination and instead announced its intention to dissolve and liquidate. On December 28, 2023, all OHAA Class A ordinary shares were cancelled with shareholders receiving their respective share redemption amounts. Accordingly, there were no “Redeemable non-controlling interests” or restricted cash balances associated with the publicly held OHAA Class A ordinary shares recorded on the Company’s consolidated balance sheet as of December 31, 2023. OHAA was dissolved in March 2024.

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
Non-controlling Interests

Non-controlling interests represent ownership interests in the Sponsor of OHAA. For the six months ended June 30, 2024 and June 30, 2023, the net loss (net of taxes) attributed to noncontrolling interests was $310,000 and $321,000, respectively.

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

As of June 30, 2024, the Company had $63.3 million of notes receivable ($62.6 million as of December 31, 2023). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 10 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and other relevant factors. For the three and six months ended June 30, 2024, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2024, the uncollected balance of defaulted notes was $6.6 million and the allowance for uncollectibles was $3.9 million. The allowance for uncollectibles consisted of $2.0 million related to defaulted notes balances (five years and older) and $1.9 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of June 30, 2024:

(Expressed in thousands)
As of June 30, 2024

2024	$251
2023	2,157
2022	141
2021	1,644
2020	423
2019 and prior	1,985
Total	$6,601

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended June 30, 2024 and 2023:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$4,091	$4,051	$3,869	$4,327
Additions and other adjustments	(238)	(237)	(16)	(513)
Ending balance	$3,853	$3,814	$3,853	$3,814

4.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the Firm as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 88 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong, China.

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

As of June 30, 2024, the Company had right-of-use operating lease assets of $132.4 million (net of accumulated amortization of $107.6 million) which are comprised of real estate leases of $129.9 million (net of accumulated amortization of $104.8 million) and equipment leases of $2.5 million (net of accumulated amortization of $2.8 million). As of June 30, 2024, the Company had operating lease liabilities of $172.6 million which are comprised of real estate lease liabilities of $170.1 million and equipment lease liabilities of $2.5 million. The Company had no finance leases as of June 30, 2024.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of June 30, 2024 and December 31, 2023, respectively:

	As of
	June 30, 2024	December 31, 2023

Weighted average remaining lease term (in years)	6.05	6.35
Weighted average discount rate	7.75%	7.72%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2024 and June 30, 2023, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,031	$6,686	$12,077	$13,125
Real estate leases - Interest expense	3,228	3,398	6,551	6,607
Equipment leases - Right-of-use lease asset amortization	432	431	863	853
Equipment leases - Interest expense	44	47	90	93

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The maturities of lease liabilities as of June 30, 2024 and December 31, 2023 are as follows:

(Expressed in thousands)
	As of
	June 30, 2024	December 31, 2023
2024	$22,059	$43,885
2025	40,203	38,759
2026	38,015	36,757
2027	35,641	34,823
2028	22,388	21,660
After 2028	59,577	58,081
Total lease payments	$217,883	$233,965
Less interest	(45,279)	(50,692)
Present value of lease liabilities	$172,604	$183,273

As of June 30, 2024, the Company had $25.2 million of additional real estate operating leases that have not yet commenced ($5.8 million as of December 31, 2023).
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

Commission revenue is generally paid on settlement date, which is generally one business day after trade date. The Company records a receivable on the trade date and receives a payment on the settlement date.

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

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2024 and 2023:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Three Months Ended June 30, 2024
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,766	$—	$44,174	$3	$88,943
Mutual fund and insurance income	8,106	—	1	5	8,112
Advisory fees	90,947	26,241	—	9	117,197
Investment banking - capital markets	2,807	—	14,022	(1)	16,828
Investment banking - advisory	—	—	12,291	—	12,291
Bank deposit sweep income	34,847	—	—	(1)	34,846
Other	3,168	(1)	580	1,942	5,689
Total revenue from contracts with customers	184,641	26,240	71,068	1,957	283,906
Other sources of revenue:
Interest	21,626	—	11,410	1,769	34,805
Principal transactions, net	376	—	9,566	132	10,074
Other	2,058	(415)	97	64	1,804
Total other sources of revenue	24,060	(415)	21,073	1,965	46,683
Total revenue	$208,701	$25,825	$92,141	$3,922	$330,589

(Expressed in thousands)	For the Three Months Ended June 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$37,666	$—	$43,154	$8	$80,828
Mutual fund and insurance income	7,711	—	1	4	7,716
Advisory fees	78,811	22,196	—	8	101,015
Investment banking - capital markets	1,688	—	7,345	—	9,033
Investment banking - advisory	—	—	10,945	—	10,945
Bank deposit sweep income	44,060	—	—	—	44,060
Other	3,284	—	594	21	3,899
Total revenue from contracts with customers	173,220	22,196	62,039	41	257,496
Other sources of revenue:
Interest	22,403	—	4,109	808	27,320
Principal transactions, net	1,072	—	13,410	1,771	16,253
Other	4,550	2	24	544	5,120
Total other sources of revenue	28,025	2	17,543	3,123	48,693
Total revenue	$201,245	$22,198	$79,582	$3,164	$306,189

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2024
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$89,696	$—	$87,219	$8	$176,923
Mutual fund and insurance income	15,970	—	2	10	15,982
Advisory fees	179,823	52,201	—	20	232,044
Investment banking - capital markets	5,828	—	29,649	(1)	35,476
Investment banking - advisory	21	—	44,159	—	44,180
Bank deposit sweep income	71,532	—	—	(1)	71,531
Other	6,584	(1)	900	2,922	10,405
Total revenue from contracts with customers	369,454	52,200	161,929	2,958	586,541
Other sources of revenue:
Interest	41,822	—	15,713	4,036	61,571
Principal transactions, net	2,112	—	26,299	(103)	28,308
Other	8,346	(1,447)	283	125	7,307
Total other sources of revenue	52,280	(1,447)	42,295	4,058	97,186
Total revenue	$421,734	$50,753	$204,224	$7,016	$683,727

(Expressed in thousands)	For the Six Months Ended June 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$76,590	$—	$83,201	$14	$159,805
Mutual fund and insurance income	15,423	—	5	8	15,436
Advisory fees	155,394	46,150	—	15	201,559
Investment banking - capital markets	3,475	—	15,586	—	19,061
Investment banking - advisory	—	—	38,882	—	38,882
Bank deposit sweep income	92,969	—	—	—	92,969
Other	7,277	—	1,100	118	8,495
Total revenue from contracts with customers	351,128	46,150	138,774	155	536,207
Other sources of revenue:
Interest	42,982	—	7,138	2,141	52,261
Principal transactions, net	2,121	—	23,814	3,808	29,743
Other	8,435	7	138	1,077	9,657
Total other sources of revenue	53,538	7	31,090	7,026	91,661
Total revenue	$404,666	$46,157	$169,864	$7,181	$627,868

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company had receivables related to revenue from contracts with customers of $37.3 million and $39.9 million at June 30, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the three months ended June 30, 2024.

Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.5 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	June 30, 2024	December 31, 2023
Receivables
Commission (1)	$4,286	$4,554
Mutual fund income (2)	5,663	5,365
Advisory fees (3)	3,437	5,746
Bank deposit sweep income (4)	4,868	5,223
Investment banking fees (5)	11,856	12,847
Other	7,159	6,126
Total receivables	$37,269	$39,861
Deferred revenue (payables):
Investment Banking fees (6)	$810	$1,118
Software license fees (7)	456	—
IRA fees (8)	1,220	—
	$2,486	$1,118
(1)Commission recorded on trade date but not yet settled.
(2)Mutual fund income earned but not yet received.
(3)Management and performance fees earned but not yet received.
(4)Fees earned from FDIC-insured bank deposit program but not yet received.
(5)Underwriting revenue and advisory fees earned but not yet received..
(6)Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied.
(7)Software license fees received upfront from customers and recognized ratably over the contract period
(8)Fee received in advance on an annual basis.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average number of shares outstanding	10,327,818	11,016,430	10,367,636	11,054,306
Net dilutive effect of share-based awards, treasury stock method (1)	784,085	—	715,786	857,073
Diluted weighted average number of shares outstanding	11,111,903	11,016,430	11,083,422	11,911,379

Net income attributable to Oppenheimer Holdings Inc.	$10,266	$(9,400)	$36,320	$5,217

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.99	$(0.85)	$3.49	$0.47
Diluted	$0.92	$(0.85)	$3.29	$0.44

(1) For the three months ended June 30, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the six months ended June 30, 2024, the diluted net income per share computation did not include the anti-dilutive effect of 1,000 shares of Class A Stock granted under share-based compensation arrangements. For the three months ended June 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 1,138,992 shares of Class A Stock granted under share-based compensation arrangements. For the six months ended June 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 281,810 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2024	December 31, 2023
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$134,454	$158,612
Receivable from brokers	57,699	65,639
Clearing organizations and other (1)	84,824	30,789
Securities failed to deliver	20,054	29,656
Total	$297,031	$284,696
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$247,219	$284,987
Securities failed to receive	22,961	23,809
Payable to brokers	1,557	447
Clearing organizations and other (2)	6,489	52,647
Total	$278,226	$361,890
(1) As of June 30, 2024, approximately $41.5 million of this balance represents a receivable for trades executed, but not yet settled.
(2) As of December 31, 2023, approximately $48.4 million of this balance represents a payable for trades executed, but not yet settled.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Auction Rate Securities ("ARS")
As of June 30, 2024, the Company owned $2.7 million of ARS. This represents the amount that the Company holds as a result of ARS buybacks in previous years. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. The fair value of ARS is particularly sensitive to movements in interest rates. However, an increase or decrease in short-term interest rates may or may not result in a higher or lower tender offer price in the future or the tender offer price may not provide a reasonable estimate of the fair value of the securities. In such cases, other valuation techniques might be necessary. As of June 30, 2024, the Company had a valuation allowance totaling $0.2 million relating to ARS owned (which is included as a reduction to securities owned on the condensed consolidated balance sheet).

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
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2024:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$341	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,686	1,324	N/A	N/A
	$5,027	$1,324
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

The Company owns an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of June 30, 2024, the fair value of the investment was $7.2 million and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$34,967	$—	$—	$34,967
Securities owned:
U.S. Treasury securities	859,623	—	—	859,623
U.S. Agency securities	—	5,755	—	5,755
Sovereign obligations	—	424	—	424
Corporate debt and other obligations	—	18,104	—	18,104
Mortgage and other asset-backed securities	—	7,117	—	7,117
Municipal obligations	—	88,373	—	88,373
Convertible bonds	—	25,272	—	25,272
Corporate equities	29,622	—	—	29,622
Money markets	5,750	503	—	6,253
Auction rate securities	—	—	2,713	2,713
Securities owned, at fair value	894,995	145,548	2,713	1,043,256
Investments (1)	1,369	17,287	—	18,656
Loans(1)	—	689	—	689
Derivative contracts:
TBAs	—	29	—	29
Derivative contracts, total	—	29	—	29
Total	$931,331	$163,553	$2,713	$1,097,597
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$138,059	$—	$—	$138,059
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	7,279	—	7,279
Convertible bonds	—	13,450	—	13,450
Corporate equities	18,461	—	—	18,461
Securities sold but not yet purchased, at fair value	156,520	20,731	—	177,251
Derivative contracts:
Futures	1,423	—	—	1,423
TBAs	—	33	—	33
Derivative contracts, total	1,423	33	—	1,456
Total	$157,943	$20,764	$—	$178,707
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2024 and 2023:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2024
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
	For the Six Months Ended June 30, 2024
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

Assets and liabilities not measured at fair value as of June 30, 2024:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33,214	$33,214	$—	$—	$33,214
Deposits with clearing organizations	73,448	73,448	—	—	73,448
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	134,454	—	134,454	—	134,454
Receivables from brokers	57,699	—	57,699	—	57,699
Securities failed to deliver	20,054	—	20,054	—	20,054
Clearing organizations and other	84,828	—	84,828	—	84,828
	297,035	—	297,035	—	297,035
Receivable from customers	1,161,685	—	1,161,685	—	1,161,685
Notes receivable, net	63,342	—	63,342	—	63,342
Securities purchased under agreements to resell	4,079	—	4,079	—	4,079
Corporate-owned life	94,646	—	94,646	—	94,646
Investments(1)	1,647	—	1,647	—	1,647
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,762	$21,762	$—	$—	$21,762
Bank call loans	218,800	—	218,800	—	218,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	247,219	—	247,219	—	247,219
Payable to brokers	1,557	—	1,557	—	1,557
Securities failed to receive	22,961	—	22,961	—	22,961
Clearing organization and other	5,066	—	5,066	—	5,066
	276,803	—	276,803	—	276,803
Payables to customers	325,886	—	325,886	—	325,886
Securities sold under agreements to repurchase	822,785	—	822,785	—	822,785
Senior secured notes	113,050	—	111,637	—	111,637

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2023:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28,835	$28,835	$—	$—	$28,835
Deposits with clearing organization	43,917	43,917	—	—	43,917
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	158,612	—	158,612	—	158,612
Receivables from brokers	65,639	—	65,639	—	65,639
Securities failed to deliver	29,656	—	29,656	—	29,656
Clearing organizations	30,780	—	30,780	—	30,780
	284,687	—	284,687	—	284,687
Receivable from customers	1,059,892	—	1,059,892	—	1,059,892
Notes receivable, net	62,640	—	62,640	—	62,640
Corporate-owned life	88,989	—	88,989	—	88,989
Investments (1)	2,010	—	2,010	—	2,010
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,002	$9,002	$—	$—	$9,002
Payables to brokers, dealers and clearing organizations:
Securities loaned	284,987	—	284,987	—	284,987
Payable to brokers	447	—	447	—	447
Securities failed to receive	23,809	—	23,809	—	23,809
Other	51,912	—	51,912	—	51,912
	361,155	—	361,155	—	361,155
Payables to customers	369,287	—	369,287	—	369,287
Securities sold under agreements to repurchase	640,382	—	640,382	—	640,382
Senior secured notes	113,050	—	109,838	—	109,838
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

The notional amounts and fair values of the Company's derivatives as of June 30, 2024 and December 31, 2023 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2024
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$10,215	$29
		$10,215	$29
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$9,890,000	$1,423
Other contracts	TBAs	10,215	33
		$9,900,215	$1,456

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the three and six months ended June 30, 2024 and 2023:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$1,184
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(24)
Other contracts	TBAs	Principal transactions revenue, net	2
			$1,162
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$3,529
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(7)
Other contracts	TBAs	Principal transactions revenue, net	36
			$3,558

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$4,436
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	$(24)
Other contracts	TBAs	Principal transactions revenue, net	3
			$4,415
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$3,739
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	$(8)
Other contracts	TBAs	Principal transactions revenue, net	$38
			$3,769

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2024, the outstanding balance of bank call loans was $218.8 million (zero as of December 31, 2023). As of June 30, 2024, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $39.1 million and $208.0 million, respectively.
As of June 30, 2024, the Company had approximately $1.6 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $186.2 million under securities loan agreements.
As of June 30, 2024, the Company had pledged $22.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2024, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2024:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government	$846,269
Securities loaned:
Equity securities	247,219
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,093,488
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2024 and December 31, 2023:

As of June 30, 2024
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$27,563	$(23,484)	$4,079	$(3,983)	$—	$96
Securities borrowed (1)	134,454	—	134,454	(132,270)	—	2,184
Total	$162,017	$(23,484)	$138,533	$(136,253)	$—	$2,280
(1)Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$846,269	$(23,484)	$822,785	$(817,169)	$—	$5,616
Securities loaned (2)	247,219	—	247,219	(238,094)	—	9,125
Total	$1,093,488	$(23,484)	$1,070,004	$(1,055,263)	$—	$14,741
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$8,870	$(3,028)	$5,842	$—	$—	$5,842
Securities borrowed (1)	158,612	—	158,612	(149,946)	—	8,666
Total	$167,482	$(3,028)	$164,454	$(149,946)	$—	$14,508
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$643,410	$(3,028)	$640,382	$(632,521)	$—	$7,861
Securities loaned (2)	284,987	—	284,987	(276,688)	—	8,299
Total	$928,397	$(3,028)	$925,369	$(909,209)	$—	$16,160
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2024, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $130.3 million ($151.9 million as of December 31, 2023) and $27.5 million ($8.8 million as of December 31, 2023), respectively, of which the Company has sold and re-pledged approximately $50.0 million ($61.5 million as of December 31, 2023) under securities loaned transactions and $27.5 million under repurchase agreements ($8.8 million as of December 31, 2023).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $867.3 million, as presented on the face of the consolidated balance sheet as of June 30, 2024 ($689.4 million as of December 31, 2023).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2024 were receivables from two major U.S. broker-dealers totaling approximately $81.2 million. Included in receivable from customers as of June 30, 2024 were fully secured margin loans from our two largest customer accounts totaling approximately $543.8 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of June 30, 2024 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2024, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In addition, the Company previously served as general partner of Oppenheimer Acquisition LLC I and Oppenheimer Acquisition LLC II (the "Sponsors"). They were sponsors of two special purpose acquisition companies, OHAA and Oppenheimer Acquisition Corp. II (the "SPACs”). Both the Sponsors and the SPACs have been liquidated. See note 2 for further details.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of June 30,
	2024	2023
Asset
Cash and cash equivalents	$—	$5,487
Restricted Cash	—	25,803
Other Assets	—	2,297
Total Assets	$—	$33,587
Liabilities
Other Liabilities	—	821
Total Liabilities	$—	$821

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	June 30, 2024	December 31, 2023
5.50% Senior Secured Notes	10/1/2025	$113,050	$113,050
Unamortized Debt Issuance Cost		(283)	(392)
		$112,767	$112,658
5.50% Senior Secured Notes due 2025
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
On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of notes (the "Notes")with identical terms, except that such new Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not receive any proceeds in the exchange offer. The Notes will mature on October 1, 2025 and bear interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year. The cost to issue the Notes was $3.1 million, of which $1.9 million was paid to its subsidiary, (Oppenheimer & Co Inc., who served as the initial purchaser of the offering), and was eliminated in consolidation. The remaining $1.2 million was capitalized and is amortized over the term of the Notes.

The Company has repurchased and may continue to seek to repurchase its Notes from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on a number of factors, including, but not limited to, the Company’s priorities for the use of cash, price, market and economic conditions, its liquidity requirements, and legal and contractual restrictions. During the first quarter of 2023, the Company repurchased and cancelled $1.0 million aggregate principal amount of its Notes in the open market. As of June 30, 2024, $113.05 million aggregate principal amount of the Notes remain outstanding. The Company may redeem the Notes, in whole or in part, at their par amount plus accrued and unpaid interest on or after October 1, 2024.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The indenture governing the Notes (the "Indenture") contains covenants which place restrictions on the incurrence of indebtedness, the payment of dividends, the repurchase of equity, the sale of assets, the issuance of guarantees, mergers and acquisitions and the granting of liens. These covenants are subject to a number of important exceptions and qualifications. These exceptions and qualifications include, among other things, a variety of provisions that are intended to allow the Company to continue to conduct its brokerage operations in the ordinary course of business. In addition, certain of the covenants will be suspended upon the Parent attaining an investment grade debt rating for the Notes from both S&P Global Ratings and Moody’s Investors Service, Inc.

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

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Notes to become or to be declared due and payable. As of June 30, 2024, the Parent was in compliance with all of its covenants.

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

Interest expense on the Notes for the three and six months ended June 30, 2024 was $1.6 million and $3.1 million, respectively. Interest expense on the Notes for the three and six months ended June 30, 2023 was $1.6 million and $3.1 million, respectively.

12. Income taxes

The effective income tax rate for the three and six months ended June 30, 2024 was 35.3% and 32.5% respectively, compared with 18.2% and 33.4% for the three and six months ended June 30, 2023 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the second quarter of 2024 was impacted by permanent items and non-deductible losses in non-U.S. businesses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Class A Stock outstanding, beginning of period	10,247,197	10,975,723	10,186,783	10,868,556
Issued pursuant to share-based compensation plans	3,750	4,987	278,887	207,209
Repurchased and cancelled	(23,102)	(96,135)	(237,825)	(191,190)
Class A Stock outstanding, end of period	10,227,845	10,884,575	10,227,845	10,884,575

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
During the three months ended June 30, 2024, the Company purchased and canceled an aggregate of 23,102 shares of Class A Stock for a total consideration of $924,364 ($40.01 per share) under its share repurchase program. During the six months ended June 30, 2024, the Company purchased and canceled an aggregate of 237,825 shares of Class A Stock for a total consideration of $9.3 million ($39.14 per share) under its share repurchase program. During the three months ended June 30, 2023, the Company purchased and canceled an aggregate of 96,135 shares of Class A Stock for a total consideration of $3.6 million ($37.43 per share) under this program. During the six months ended June 30, 2023, the Company purchased and canceled an aggregate of 191,190 shares of Class A Stock for a total consideration of $7.3 million ($38.11 per share) under this program. As of June 30, 2024, 503,874 shares remained available to be purchased under the share repurchase program.
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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $4 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in fifty-one arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee John Woods.

Oppenheimer has settled, or settled in principle or an award has been rendered in forty-nine of the Horizon-related arbitrations. The two arbitrations still pending claim specific monetary damages and allege losses of approximately $3.8 million in the aggregate.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall et al v. Oppenheimer & Co. Inc., et al, filed in Georgia State Court, Fulton County. Plaintiffs allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. Oppenheimer filed a motion to dismiss the complaint. On April 17, 2024 the court issued an order granting plaintiffs John and Tera Sargent’s voluntary dismissal of their claims without prejudice. On April 22, 2024, the court granted Oppenheimer’s motion to dismiss and terminated the case. On April 26, 2024, plaintiffs filed a notice of appeal of the court’s order dismissing the case.

Additionally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, et al v. Oppenheimer & Co. Inc., et al, filed in Georgia State Court, Fulton County. Plaintiffs allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. On October 31, 2023, Oppenheimer filed a motion to dismiss the complaint. On April 22, 2024 the court granted Oppenheimer’s motion to dismiss and terminated the case. On April 26, 2024, plaintiffs filed a notice of appeal of the court’s order dismissing the case.

On June 30, 2022, the Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring disgorgement and payment of a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2024, the net capital of Oppenheimer as calculated under the Rule was $460.7 million or 43.90% of Oppenheimer's aggregate debit items. This was $439.7 million in excess of the minimum required net capital at that date. Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2024, Freedom had net capital of $3.9 million, which was $3.8 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2024, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 127% (required 56.0%);
•Tier 1 Capital ratio 127% (required 75.0%); and

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
•Total Capital ratio 171% (required 100.0%).

As of June 30, 2024, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of June 30, 2024, the regulatory capital of Oppenheimer Investments Asia Limited was $3.6 million, which was $3.2 million in excess of the $384,170 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2024, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.
As of June 30, 2024, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three months ended June 30, 2024 and 2023. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Private client (1)	$208,701	$201,245	$421,734	$404,666
Asset management (1)	25,825	22,198	50,753	46,157
Capital markets	92,141	79,582	204,224	169,864
Corporate/Other	3,922	3,164	7,016	7,181
Total	$330,589	$306,189	$683,727	$627,868
Pre-Tax Income (Loss)
Private client (1)	$55,537	$20,794	$123,688	$75,250
Asset management (1)	8,694	6,533	16,328	13,014
Capital markets	(21,775)	(14,051)	(28,477)	(29,528)
Corporate/Other	(26,591)	(24,975)	(58,219)	(51,386)
Total	$15,865	$(11,699)	$53,320	$7,350
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM.
Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended June 30, 2024 and 2023 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$316,467	$295,496	$657,884	$605,285
Europe/Middle East	13,394	10,108	24,168	20,968
Asia	728	585	1,675	1,615
Total	$330,589	$306,189	$683,727	$627,868

17.    Subsequent events
On July 26, 2024, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on August 23, 2024 to holders of Class A Stock and Class B Stock of record on August 9, 2024.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2024, we provided our services from 88 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, Portugal and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At June 30, 2024, client assets under management ("AUM") totaled $47.5 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of June 30, 2024 totaled $126.0 billion. CAUA includes AUM and the other assets held for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct our secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis. At June 30, 2024, the Company employed 3,062 employees (2,932 full-time, 70 part-time and 60 summer interns), of whom 934 were financial advisors.

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
The Company also reviews its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make acquisition of 100% of a business or make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.
Recently our stock has experienced an unusual amount of volatility. We are unaware of any reason or circumstance for such volatility.
Impact of Change in Short-term Interest Rates

At both meetings in the second quarter of 2024, the Federal Reserve (the “FED”) unanimously decided to hold the target federal funds rate steady at 5.25% to 5.50% – representing seven consecutive meetings with no target rate change due to uncertainty towards achieving the FED’s 2% inflation objective. The FED’s median forecast currently projects one rate decrease during 2024, though this is subject to change.

Potential decreases to the federal funds rate may result in reduced interest-based revenues although any future federal funds rate increases may improve these revenues. While decreases in interest rates will lower fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on margin balances which will have a negative impact on our earnings.

Israel-Hamas War

On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The war has displaced hundreds of thousands from their homes and many are now without food, water or electricity. There remains a risk that the conflict could expand into a wider regional war, which could have an adverse impact on the worldwide economy, financial markets and thus on our business. At this time, the conflict has not yet had a material impact on our business operations in Israel or elsewhere.
EXECUTIVE SUMMARY

The Firm was profitable for the second quarter of 2024 during a mostly favorable business environment. During the quarter, continued investor interest in artificial intelligence ("AI") stocks allowed all major indices to reach fresh records, amid continuing concerns about high interest rates and weakening employment data. Strong equity markets provided a backdrop for greater retail trading activity and drove our AUM to yet another new record, benefiting both our transaction driven revenues and AUM-based advisory fees.

The elevated interest rate environment resulted in improved interest revenue though the high interest rates also contributed to a significant decline in our FDIC sweep balances and related fees as clients sought higher returns elsewhere. The environment was also less favorable for our investment banking business, which saw less capital market activity when compared to the prior quarter.

While we are somewhat disappointed in our earnings for the quarter, they were particularly impacted by the lack of follow through in underwriting revenue after a strong first quarter. We continue to believe that our investment in senior personnel will pay off in future quarters as those markets strongly re-open. Results from the Wealth Management business continue to be strong amidst the background of a very strong equity market.

The Company ended the quarter with a strong balance sheet and record book value per share levels. We remain focused on both attracting new financial advisors and retaining existing advisors and in attracting qualified professionals to our investment banking platform and building our Equity and Fixed Income Groups in order to position us well for growth as we move into the second half of 2024.

RESULTS OF OPERATIONS

The Company reported net income of $10.3 million or $0.99 basic earnings per share for the second quarter of 2024, compared with a net loss of $(9.4) million or $(0.85) per share for the second quarter of 2023. Revenue for the second quarter of 2024 was $330.6 million, an increase of 8.0% , compared to revenue of $306.2 million for the second quarter of 2023.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2024	2Q-2023	Change	% Change
Revenue	$330,589	$306,189	$24,400	8.0
Compensation expense	$220,727	$187,224	$33,503	17.9
Non-compensation expense	$93,997	$130,664	$(36,667)	(28.1)
Pre-tax Income (Loss)	$15,865	$(11,699)	$27,564	*
Income taxes provision (benefit)	$5,599	$(2,131)	$7,730	*
Net Income (Loss) (1)	$10,266	$(9,400)	$19,666	*

Earnings per share (basic) (1)	$0.99	$(0.85)	$1.84	*
Earnings per share (diluted) (1)	$0.92	$(0.85)	$1.77	*

Book Value Per Share	$78.63	$71.77	$6.86	9.6
Tangible Book Value Per Share (2)	$61.56	$56.29	$5.27	9.4
Class A Shares Outstanding	10,227,845	10,884,575	(656,730)	(6.0)

AUA ($ billions)	$126.0	$113.2	$12.8	11.3
AUM ($ billions)	$47.5	$41.2	$6.3	15.3
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.
*Percentage not meaningful
Highlights
•Increased revenue for the second quarter of 2024 was primarily driven by significantly higher advisory fees attributable to a rise in billable assets under management ("AUM") as well as improved investment banking and interest revenues.
•Assets under administration and under management were both at record levels at June 30, 2024, benefiting from market appreciation and positive net asset flows.
•Compensation expenses increased from the prior year quarter largely as a result of higher incentive compensation expenses, share-based compensation costs and production-related expenses.
•Non-compensation expenses decreased from the prior year quarter primarily due to lower legal costs partially offset by higher interest expense.
•Book value and tangible book value per share reached new record highs as a result of positive earnings.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and six months ended June 30, 2024 and 2023:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenue
Private Client	$208,701	$201,245	3.7	$421,734	$404,666	4.2
Asset Management	25,825	22,198	16.3	50,753	46,157	10.0
Capital Markets	92,141	79,582	15.8	204,224	169,864	20.2
Corporate/Other	3,922	3,164	24.0	7,016	7,181	(2.3)
Total	$330,589	$306,189	8.0	$683,727	$627,868	8.9

Pre-Tax Income (Loss)
Private Client	$55,537	$20,794	167.1	$123,688	$75,250	64.4
Asset Management	8,694	6,533	33.1	16,328	13,014	25.5
Capital Markets	(21,775)	(14,051)	55.0	(28,477)	(29,528)	(3.6)
Corporate/Other	(26,591)	(24,975)	6.5	(58,219)	(51,386)	13.3
Total	$15,865	$(11,699)	*	$53,320	$7,350	*
*Percentage not meaningful
Private Client

Private Client reported revenue for the current quarter of $208.7 million, 3.7% higher compared with a year ago mostly due to higher advisory fees driven by appreciation in AUM and an increase in commission revenue. Pre-tax income of $55.5 million in the current quarter resulted in a pre-tax margin of 26.6%. Financial advisor headcount at the end of the current quarter was 934 compared to 964 at the end of the second quarter of 2023.

('000s unless otherwise indicated)
	2Q-2024	2Q-2023	Change	% Change
Revenue	$208,701	$201,245	$7,456	3.7
Commissions	$52,872	$45,377	$7,495	16.5
Advisory fee revenue	$90,946	$78,811	$12,135	15.4
Bank deposit sweep income	$34,847	$44,060	$(9,213)	(20.9)
Interest	$21,626	$22,403	$(777)	(3.5)
Other	$8,410	$10,594	$(2,184)	(20.6)

Total Expenses	$153,164	$180,451	$(27,287)	(15.1)
Compensation	$117,419	$99,528	$17,891	18.0
Non-compensation	$35,745	$80,923	$(45,178)	(55.8)

Pre-tax Income	$55,537	$20,794	$34,743	167.1

Compensation Ratio	56.3%	49.5%	6.8%	13.7
Non-compensation Ratio	17.1%	40.2%	(23.1)%	(57.5)
Pre-tax Margin	26.6%	10.3%	16.3%	158.3

Asset Under Administration (billions)	$126.0	$113.2	$12.8	11.3
Cash Sweep Balances (billions)	$2.9	$3.9	$(1.0)	(25.6)

•Retail commissions increased 16.5% from a year ago primarily due to higher retail trading activity

•Advisory fees increased 15.4% due to higher AUM during the billing period for the current quarter when compared to the second quarter of last year
•Bank deposit sweep income decreased $9.2 million from a year ago due to lower cash sweep balances
•Interest revenue decreased modestly from the prior year period due to lower stock borrow income
•Other revenue decreased from a year ago primarily due to smaller movements in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments
•Compensation expenses increased 18.0% from a year ago primarily due to higher production related and share-based compensation expenses
•Non-compensation expenses decreased 55.8% from a year ago primarily due to lower legal costs
Asset Management
Asset Management reported revenue for the current quarter of $25.8 million, 16.3% higher compared with a year ago. Pre-tax income was $8.7 million, an increase of 33.1% compared with the prior year period.

('000s unless otherwise indicated)	2Q-2024	2Q-2023	Change	% Change
Revenue	$25,826	$22,198	$3,628	16.3
Advisory fee revenue	$26,241	$22,196	$4,045	18.2
Other	$(415)	$2	$(417)	*

Total Expenses	$17,132	$15,664	$1,468	9.4
Compensation	$6,120	$6,283	$(163)	(2.6)
Non-compensation	$11,012	$9,381	$1,631	17.4

Pre-tax Income	$8,694	$6,534	$2,160	33.1

Compensation Ratio	23.7%	28.3%	(4.6)%	(16.3)
Non-compensation Ratio	42.6%	42.3%	0.3%	0.7
Pre-tax Margin	33.7%	29.4%	4.3%	14.6

AUM (billions)	$47.5	$41.2	$6.3	15.3
*Percentage not meaningful
•Advisory fee revenue increased 18.2% from a year ago due to increased management fees resulting from the higher net value of billable AUM during the current quarter
•AUM increased to $47.5 billion at June 30, 2024, a new record high, which is the basis for advisory fee billings for July 2024
•The increase in AUM was comprised of higher asset values of $6.1 billion on existing client holdings and a net contribution of $0.2 billion in new client assets
•Compensation expenses were down 2.6% from a year ago primarily resulting from decreases in incentive compensation
•Non-compensation expenses were up 17.4% when compared to the prior year period mostly due to higher external portfolio management costs which are directly related to the increase in AUM

The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2024:

(Expressed in millions)
	For the Three Months Ended June 30, 2024
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$40,492	$2,282	$(2,223)	$706	$41,257
Institutional Fixed Income (2)	865	23	(24)	6	870
Alternative Investments:
Hedge funds (3)	3,831	38	(29)	153	3,993
Private Equity Funds (4)	1,095	61	(5)	(18)	1,133
Portfolio Enhancement Program (5)	300	—	(32)	—	268
	$46,583	$2,404	$(2,313)	$847	$47,521
(1)Traditional investments include Unified Managed Accounts, third party investment managers, mutual funds and/or exchange-traded funds (ETFs), and Oppenheimer financial adviser managed advisory programs, as well as Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies.
(2)Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds,
Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments.
(3) Hedge funds represent strategies in areas including global equities, fixed income, diversifying strategies, credit, real estate and special opportunities
(4)Private equity funds represent single strategy, multi-strategy or direct investments in private investments across various sectors.
(5)The portfolio enhancement program sells uncovered, out-of-money puts and calls on the S&P 500 Index. The program is intended to be market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.

Capital Markets
Capital Markets reported revenue for the current quarter of $92.1 million, 15.8% higher when compared with the prior year period. Pre-tax loss was $21.8 million, compared with pre-tax loss of $14.1 million a year ago.

('000s)	2Q-2024	2Q-2023	Change	% Change
Revenues	$92,141	$79,582	$12,559	15.8

Investment Banking	$26,699	$18,749	$7,950	42.4
Advisory fees	$12,290	$10,945	$1,345	12.3
Equities underwriting	$11,208	$5,478	$5,730	104.6
Fixed income underwriting	$2,815	$1,867	$948	50.8
Other	$386	$459	$(73)	(15.9)

Sales and Trading	$64,766	$60,216	$4,550	7.6
Equities	$33,250	$34,453	$(1,203)	(3.5)
Fixed Income	$31,516	$25,763	$5,753	22.3

Other	$676	$617	$59	9.6

Total Expenses	$113,916	$93,633	$20,283	21.7
Compensation	$73,290	$61,255	$12,035	19.6
Non-compensation	$40,626	$32,378	$8,248	25.5

Pre-tax Loss	$(21,775)	$(14,051)	$(7,724)	*

Compensation Ratio	79.5%	77.0%	2.5%	3.2
Non-compensation Ratio	44.1%	40.7%	3.4%	8.4
Pre-tax Margin	(23.6)%	(17.7)%	(5.9)%	33.3
*Percentage not meaningful

•Advisory fees earned from investment banking activities increased 12.3% compared with a year ago due to higher M&A volumes
•Equity underwriting fees increased 104.6% when compared with a year ago due to higher new issuance volumes
•Fixed income underwriting fees were modestly higher than the prior year period
•Equities sales and trading revenue was relatively flat when compared with the prior year period
•Fixed income sales and trading revenue increased 22.3% compared with a year ago primarily due to an increase in trading income attributable to higher interest rates and volumes
•Compensation expenses increased 19.6% compared with a year ago primarily due to costs associated with opportunistic new hires and higher incentive compensation
•Non-compensation expenses were 25.5% higher than a year ago primarily due to an increase in interest expense in financing trading inventories

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
During the six months ended June 30, 2024, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2024, total assets increased by 13.5% from December 31, 2023. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. We met our longer-term capital needs through the issuance of the 5.50% Senior Secured Notes due 2025 (see "Senior Secured Notes" below). Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2024, the Company had bank call loans of $218.8 million compared to zero at December 31, 2023. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.1 million and $384,170, respectively, at June 30, 2024. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
Senior Secured Notes
On September 22, 2020, in a private offering, we issued $125.0 million aggregate principal amount of 5.50% Senior Secured Notes due 2025 (the "Unregistered Notes") under an indenture at an issue price of 100% of the principal amount. Interest on the Unregistered Notes was payable semi-annually on April 1st and October 1st. On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of our Unregistered Notes for a like principal amount of notes with identical terms (the "Notes"), except that such new Notes have been registered under the Securities Act. We did not receive any proceeds in the exchange offer. See note 11 to the condensed consolidated financial statements appearing in Item 1 for further discussion.
During the first quarter of 2023, the Company repurchased and subsequently cancelled $1.0 million of the Notes, recognizing a small extinguishment gain. As of June 30, 2024, $113.05 million aggregate principal amount of the Notes remains outstanding. The Notes first become callable at par in October 2024 and subject to the Company’s liquidity needs could be called.
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
Each subsidiary guarantee is limited so that it does not constitute a fraudulent conveyance under applicable law, which may reduce the Subsidiary Guarantors' obligations under the guarantee. There are no externally imposed restrictions on transfers of assets between the Company and its subsidiaries.
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
The following tables present the selected financial information as of June 30, 2024 and for the six months ended June 30, 2024 for the Parent and Subsidiary Guarantors.

(Expressed in thousands)	As of
June 30, 2024
Total Assets	$2,200,064
Due From Non-Guarantor Subsidiary	15,748
Total Liabilities	583,736
Due To Non-Guarantor Subsidiary	6,119

For the Six Months Ended
June 30, 2024
Total Revenue	$5,179
Pre-Tax (Loss)	(487)
Net (Loss)	(92)

S&P’s Corporate Family rating and rating on the Notes is a 'BB-' with a stable outlook. Moody’s Corporate Family rating and the rating on the Notes is a “Ba3” with a stable outlook.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $2.0 million in forgivable notes (which are inherently illiquid) to employees for the three months ended June 30, 2024 ($1.5 million for the three months ended June 30, 2023) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.

We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At June 30, 2024, the Company had $218.8 million of bank call loans (zero at December 31, 2023). The average daily bank loan outstanding for the three and six months ended June 30, 2024 was $148.7 million and $103.3 million, respectively ($77.8 million and $67.7 million for the three and six months ended June 30, 2023). The largest daily bank loans outstanding for the three and six months ended June 30, 2024 were $258.7 million and $258.7 million, respectively ($153.3 million and $167.3 million for the three and six months ended June 30, 2023).

At June 30, 2024, securities loan balances totaled $247.2 million ($285.0 million at December 31, 2023 and $336.5 million at June 30, 2023). The average daily securities loan balance outstanding for the three and six months ended June 30, 2024 were $286.7 million and $295.0 million, respectively ($362.9 million and $352.1 million for the three and six months ended June 30, 2023). The largest daily stock loan balance for both of the three and six months ended June 30, 2024 was $336.0 million ($391.5 million for both of the three and six months ended June 30, 2023).

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
At June 30, 2024, the gross balances of reverse repurchase agreements and repurchase agreements were $27.6 million and $846.3 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2024 was $27.5 million and $845.9 million, respectively ($146.8 million and $501.8 million, respectively, for the three months ended June 30, 2023). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2024 was $671.2 million and $976.8 million, respectively ($392.1 million and $782.1 million, respectively, for the three months ended June 30, 2023).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $94.6 million as of June 30, 2024.

We regularly review our sources of liquidity and financing and conduct internal stress analyses to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Regulators are increasingly focused on liquidity management and we anticipate both new rules regarding the management of our day-to-day liquidity as well as increased regulatory scrutiny of the compliance with any such rules. Should a disruption occur in our liquidity and financing sources, we have plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Our primary long-term cash requirements include $112.8 million principal outstanding, net of debt issuance costs as of June 30, 2024 under our Senior Secured Notes (due in 2025) and $172.6 million of operating lease obligations. The Notes first become callable at par in October 2024, and subject to the Company’s liquidity needs could be called. The total cash requirement for interest expense related to the Notes and operating lease obligations is estimated to be approximately $9.2 million for the remainder of 2024.

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(194,314)	$(150,811)
Cash used in investing activities	(1,415)	(9,179)
Cash provided by financing activities	200,108	76,971
Net decrease in cash, cash equivalents and restricted cash	$4,379	$(83,019)

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

Our management is actively involved in the oversight of our cybersecurity risk management program. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations. We have incorporated cybersecurity processes to assess, identify and manage risks from cybersecurity threats into our overall risk assessment process. The Company maintains a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. The National Institute of Standards and Technology Cybersecurity Framework helps the Company inform its cybersecurity agenda and prioritize its cybersecurity activities. The Company takes a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect the Company’s operations, finances, legal or regulatory compliance, or reputation. The Company has processes in place for assessing, identifying and managing material risks from cybersecurity threats along with risk assessment procedures designed to allow such processes to remain responsive to emerging risks. Our processes include, but are not limited to, the following:

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

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s Chief Information Officer ("CIO") and the Company’s Chief Information Security Officer ("CISO"), which reports to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity related experience. Risk reporting is provided at monthly meetings of the Firm’s cross-business Cybersecurity Committee and periodic presentations to the Firm’s Risk Management Committee, at which many members of the Company’s senior management are present.

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

As of the date of this filing, the Company has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on the Company’s business strategy, results of operations or financial condition. Although the Company has not experienced cybersecurity incidents that are individually, or in the aggregate, material, the Company has experienced cyberattacks in the past, which the Company believes have thus far been mitigated by preventative, detective, and responsive measures put in place by the Company. Given the continuing reports of cyber incidents in general, we believe that the Company will most likely continue to be a target of cybersecurity attacks by bad actors. There is no guarantee that the Company will be able to prevent any or all such attacks.

REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 151-1 under the Exchange Act. Reg BI imposes a federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of clients and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Compliance with Reg BI became effective on June 30, 2020. In addition to adopting Reg BI, the SEC adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).
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
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, including those in the United Kingdom which may be affected by Britain’s January 2020 exit from the EU (“Brexit”) and economic uncertainty in the UK, EU and elsewhere, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, and (xix) risks related to the COVID-19 Pandemic’s impact on the U.S. and global economies including supply chain disruptions, and Federal, state and local governmental responses to the COVID-19 Pandemic. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $4 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in fifty one arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods.

Oppenheimer has settled, or settled in principle, or an award has been rendered in forty-nine of the Horizon-related arbitrations. The two arbitrations still pending claim specific monetary damages and allege losses of approximately $3.8 million in the aggregate.

On June 16, 2023, Oppenheimer was served with a complaint in an action entitled John and Cynthia Kearney, John & Tera Sargent, Mike Hall et al v. Oppenheimer & Co. Inc., et al, filed in Georgia State Court, Fulton County. Plaintiffs allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. Oppenheimer filed a motion to dismiss the complaint. On April 17, 2024 the court issued an order granting plaintiffs John and Tera Sargent’s voluntary dismissal of their claims without prejudice. On April 22, 2024, the court granted Oppenheimer’s motion to dismiss and terminated the case. On April 26, 2024, plaintiffs filed a notice of appeal of the court’s order dismissing the case.

Additionally, on August 25, 2023, Oppenheimer was served with a complaint in an action entitled Lisa Wright, Billy Ray Boaz, et al v. Oppenheimer & Co. Inc., et al, filed in Georgia State Court, Fulton County. Plaintiffs allege that Oppenheimer, through its inaction and/or misconduct, is responsible for their alleged losses and are seeking unspecified damages alleging in violations of the Georgia RICO statute and negligence per se. On October 31, 2023, Oppenheimer filed a motion to dismiss the complaint. On April 22, 2024, the court granted Oppenheimer’s motion to dismiss and terminated the case. On April 26, 2024, plaintiffs filed a notice of appeal of the court’s order dismissing the case.

On June 30, 2022, the Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring disgorgement and payment of a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

Item 1A. RISK FACTORS

During the three months ended June 30, 2024, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended June 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2024	17,902	$39.85	17,902	509,074
May 1 - 31, 2024	5,200	$40.57	5,200	503,874
June 1 - 30, 2024	—	—	—	—
Q2 2024 Total	23,102	$40.01	23,102	503,874

(1) None of the foregoing authorizations is subject to expiration.

During the second quarter of 2024, the Company issued 3,750 shares of Class A Stock pursuant to the Company’s share-based compensation plans to employees of the Company for no cash consideration. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 5. OTHER INFORMATION

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

10.1*	Oppenheimer Holdings Inc. 2024 Incentive Plan (Effective May 6, 2024)

31.1*	Certification of Albert G. Lowenthal

31.2*	Certification of Brad M. Watkins

32*	Certification of Albert G. Lowenthal and Brad M. Watkins

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the notes to the Condensed Consolidated Financial Statements.+

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)