Form 10-Q
period 2024-09-30
OPPENHEIMER HOLDINGS INC
filed 2024-10-25
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 25, 2024 was 10,231,736 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3
	Condensed Consolidated Income Statements for the three and nine months ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2024 and 2023	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
	Signatures	56

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$32,242	$28,835
Deposits with clearing organizations	89,549	78,706
Receivable from brokers, dealers and clearing organizations	276,539	284,696
Receivable from customers, net of allowance for credit losses of $215 ($345 in 2023)	1,296,339	1,059,892
Income tax receivable	4,029	7,199
Securities purchased under agreements to resell	—	5,842
Securities owned, including amounts pledged of $792,284 ($689,381 in 2023), at fair value	1,067,452	795,312
Notes receivable, net	65,580	62,640
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $89,776 ($82,732 in 2023)	37,642	43,874
Right-of-use lease assets, net of accumulated amortization of $114,371 ($99,716 in 2023)	128,707	140,554
Corporate-owned life insurance	98,068	88,989
Goodwill	142,162	142,162
Intangible assets	34,111	34,340
Other assets	94,865	101,775
Total assets	$3,367,285	$2,874,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$10,223	$9,002
Bank call loans	206,700	—
Payable to brokers, dealers and clearing organizations	319,529	361,890
Payable to customers	367,905	369,287
Securities sold under agreements to repurchase	765,102	640,382
Securities sold but not yet purchased, at fair value	203,663	31,676
Accrued compensation	262,120	256,244
Accounts payable and other liabilities	64,803	82,810
Lease liabilities	167,424	183,273
Senior secured notes, net of debt issuance costs of $228 ($392 in 2023)	112,822	112,658
Deferred tax liabilities, net of deferred tax assets of $44,857 ($45,961 in 2023)	49,156	38,355
Total liabilities	2,529,447	2,085,577
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,231,736 and 10,186,783 as of September 30, 2024 and December 31, 2023, respectively Class B: shares authorized, issued and outstanding: 99,665 as of September 30, 2024 and December 31, 2023	10	10
Additional paid-in capital	26,519	31,774
Retained earnings	811,092	756,468
Accumulated other comprehensive income	217	914
Total Oppenheimer Holdings Inc. stockholders' equity	837,838	789,166
Noncontrolling interest (Note 2)	—	73
Total Stockholders' equity	837,838	789,239
Total Liabilities and Stockholders' Equity	$3,367,285	$2,874,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2024	2023	2024	2023
REVENUE
Commissions	$103,079	$83,933	$295,984	$259,174
Advisory fees	121,631	107,969	353,675	310,214
Investment banking	52,185	37,411	131,841	95,354
Bank deposit sweep income	34,875	42,304	106,406	135,273
Interest	38,034	26,430	99,605	78,691
Principal transactions, net	14,364	16,892	42,672	46,635
Other	9,184	(2,272)	26,896	15,195
Total revenue	373,352	312,667	1,057,079	940,536
EXPENSES
Compensation and related expenses	237,935	195,684	680,375	589,200
Communications and technology	24,602	22,590	73,860	67,813
Occupancy and equipment costs	16,240	17,281	47,604	49,622
Clearing and exchange fees	7,125	6,051	19,747	18,241
Interest	24,103	19,744	66,631	50,353
Other	27,977	29,730	80,172	136,369
Total expenses	337,982	291,080	968,389	911,598

Pre-tax income	35,370	21,587	88,690	28,938
Income tax provision	10,862	7,808	28,172	10,262
Net income	$24,508	$13,779	$60,518	$18,676

Net loss attributable to noncontrolling interest, net of tax	—	(82)	(310)	(403)
Net income attributable to Oppenheimer Holdings Inc.	$24,508	$13,861	$60,828	$19,079

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.38	$1.32	$5.87	$1.75
Diluted	$2.16	$1.21	$5.45	$1.62

Weighted average shares outstanding
Basic	10,332,927	10,519,431	10,355,982	10,874,055
Diluted	11,277,865	11,440,229	11,156,536	11,746,337

Period end shares outstanding	10,331,401	10,388,898	10,331,401	10,388,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2024	2023	2024	2023
Net income	$24,508	$13,779	$60,518	$18,676
Other comprehensive income (loss), net of tax
Currency translation adjustment	271	(580)	(697)	(1,740)
Comprehensive income	$24,779	$13,199	59,821	16,936
Less net loss attributable to noncontrolling interests	—	(82)	(310)	(403)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$24,779	$13,281	$60,131	$17,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except per share amount)	2024	2023	2024	2023
Common stock ($0.001 par value per share)
Beginning Balance	$10	$11	$10	$11
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	(1)	—	(1)
Ending Balance	10	10	10	10
Additional paid-in capital
Balance at beginning of period	23,365	25,576	31,774	28,628
Issuance of Class A non-voting common stock	391	367	8,800	6,040
Repurchase of Class A non-voting common stock for cancellation	—	(211)	(8,384)	(3,898)
Share-based expense	3,175	3,413	9,645	10,054
Vested employee share plan awards	(412)	(314)	(15,580)	(11,892)
Change in redemption value of redeemable noncontrolling interests	—	(5)	264	(106)
Balance at end of period	26,519	28,826	26,519	28,826
Retained earnings
Balance at beginning of period	788,739	762,471	756,468	764,178
Repurchase of Class A non-voting common stock for cancellation	(295)	(23,956)	(1,219)	(27,555)
Net income (1)	24,508	13,861	60,828	19,079
Dividends paid	(1,860)	(1,578)	(4,985)	(4,904)
Balance at end of period	811,092	750,798	811,092	750,798
Accumulated other comprehensive income
Balance at beginning of period	(54)	256	914	1,416
Currency translation adjustment	271	(580)	(697)	(1,740)
Balance at end of period	217	(324)	217	(324)
Total Oppenheimer Holdings Inc. stockholders' equity	$837,838	$779,310	$837,838	$779,310
Noncontrolling interest
Balance at beginning of period	—	109	73	722
Capital addition to noncontrolling interest	—	—	237	171
Net loss attributable to noncontrolling interest	—	(82)	(310)	(403)
Change in redemption value of redeemable noncontrolling interests	—	(22)	—	(485)
Balance at end of period	—	5	—	5
Total stockholders' equity	$837,838	$779,315	$837,838	$779,315
Redeemable Noncontrolling Interests
Balance at beginning of period	—	25,948	—	25,466
Redemption of redeemable noncontrolling interests	—	—	—	(83)
Change in redemption value of redeemable noncontrolling interests	—	26	—	591
Balance at end of period	$—	$25,974	$—	$25,974

Dividends paid per share	$0.18	$0.15	$0.48	$0.45

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2024	2023
Cash flows from operating activities
Net income	$60,518	$18,676
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	8,119	6,585
Deferred income taxes	10,922	10,460
Amortization of intangible assets	229	—
Amortization of notes receivable	13,809	11,600
Amortization of debt issuance costs	164	165
Write-off of debt issuance costs	—	5
Provision for credit losses	(130)	17
Share-based compensation	21,767	9,662
Amortization of right-of-use lease assets	19,529	20,687
Gain on repurchase of senior secured notes	—	(51)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(10,843)	(11,236)
Receivable from brokers, dealers and clearing organizations	8,157	(53,297)
Receivable from customers	(236,317)	115,433
Income tax receivable	3,170	(17,740)
Securities purchased under agreements to resell	5,842	—
Securities owned	(272,140)	(355,351)
Notes receivable	(16,749)	(15,375)
Corporate-owned life insurance	(9,079)	(6,231)
Other assets	3,872	498
Increase (decrease) in operating liabilities:
Drafts payable	1,221	14,521
Payable to brokers, dealers and clearing organizations	(42,361)	(199,662)
Payable to customers	(1,382)	(92,636)
Securities sold under agreements to repurchase	124,720	519,055
Securities sold but not yet purchased	171,987	(7,191)
Accrued compensation	(6,246)	(14,462)
Income tax payable	—	(4,130)
Accounts payable and other liabilities	(41,659)	(34,228)
Cash used in operating activities	(182,880)	(84,226)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(1,887)	(12,470)
Proceeds from the settlement of Company-owned life insurance	2,342	2,161
Cash used in investing activities	455	(10,309)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(4,985)	(4,904)
Issuance of Class A non-voting common stock	64	54
Repurchase of Class A non-voting common stock for cancellation	(9,603)	(31,241)
Payments for employee taxes withheld related to vested share-based awards	(6,844)	(5,907)
Addition to noncontrolling interests	—	171
Redemption of redeemable noncontrolling interests	500	(83)
Repurchase of senior secured notes	—	(1,000)
Increase in bank call loans	206,700	56,200
Cash provided by financing activities	185,832	13,290
Net increase (decrease) in cash, cash equivalents and restricted cash	3,407	(81,245)
Cash, cash equivalents and restricted cash, beginning of period	28,835	137,967
Cash, cash equivalents and restricted cash, end of period	$32,242	$56,722
Reconciliation of cash and cash equivalents and restricted cash within the condensed consolidated balance sheets:	2024	2023
Cash and cash equivalents	$32,242	$30,773
Restricted cash	—	25,949
Total cash and cash equivalents and restricted cash	$32,242	$56,722
Schedule of non-cash financing activities
Employee share plan issuance	$13,951	$9,376
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$67,273	$51,685
Cash paid during the period for income taxes, net	$13,900	$20,666

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

The Company is headquartered in New York and has 89 retail branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, and Geneva, Switzerland. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future interim or annual period.

Oppenheimer Acquisition Corp. I

On October 26, 2021, OPY Acquisition Corp. I (“OHAA”), a special purpose acquisition company, consummated its $126.5 million initial public offering (the “OHAA IPO”). OPY Acquisition LLC I (the “Sponsor”), a Delaware series limited liability company and the Company’s subsidiary, was the sponsor of and consolidated OHAA. Upon IPO completion, funds totaling $127.8 million, including proceeds from the OHAA IPO of $126.5 million and $1.3 million of investment from the Sponsor, were held in a trust account until the earlier of (i) the completion of a Business Combination or (ii) ten business days after April 29, 2023, 18 months from the closing of the OHAA IPO (“Combination Period”), pursuant to OHAA's certificate of incorporation.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

On October 26, 2023, OHAA’s stockholders approved an amendment to its certificate of incorporation to extend the deadline by which it must complete its initial business combination from October 30, 2023 to June 30, 2024 on a month-to-month basis.

In the fourth quarter of 2023, after careful consideration of the special purpose acquisition company market and after having completed an extensive search, OHAA determined it would be unable to deliver and fund a high quality value enhancing transaction to stockholders despite the extension. Therefore, on December 18, 2023, OHAA determined not to further extend the term it had to complete an initial business combination and instead announced its intention to dissolve and liquidate. On December 28, 2023, all OHAA Class A ordinary shares were cancelled with shareholders receiving their respective share redemption amounts. Accordingly, there were no “Redeemable non-controlling interests” or restricted cash balances associated with the publicly held OHAA Class A ordinary shares recorded on the Company’s consolidated balance sheet as of December 31, 2023. OHAA was dissolved in March 2024.

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
Non-controlling Interests

Non-controlling interests represent ownership interests in the Sponsor of OHAA. For the nine months ended September 30, 2024 and September 30, 2023, the net loss (net of taxes) attributed to noncontrolling interests was $310,000 and $403,000, respectively.

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

As of September 30, 2024, the Company had $65.6 million of notes receivable ($62.6 million as of December 31, 2023). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three and nine months ended September 30, 2024, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2024, the balance of defaulted notes was $6.0 million and the allowance for uncollectibles was $3.6 million. The allowance for uncollectibles consisted of $2.0 million related to defaulted notes balances (five years and older) and $1.6 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of September 30, 2024:

(Expressed in thousands)
As of September 30, 2024

2024	$622
2023	1,300
2022	141
2021	1,593
2020	423
2019 and prior	1,970
Total	$6,049

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended September 30, 2024 and 2023:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$3,853	$3,814	$3,869	$4,327
Write-offs	(952)	(95)	(1,097)	(901)
Recoveries	719	229	848	522
Ending balance	$3,620	$3,948	$3,620	$3,948

4.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the Company as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition,

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
the Company has 89 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong, China.

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

As of September 30, 2024, the Company had right-of-use operating lease assets of $128.7 million (net of accumulated amortization of $114.4 million) which are comprised of real estate leases of $126.3 million (net of accumulated amortization of $111.6 million) and equipment leases of $2.4 million (net of accumulated amortization of $2.8 million). As of September 30, 2024, the Company had operating lease liabilities of $167.4 million which are comprised of real estate lease liabilities of $165.0 million and equipment lease liabilities of $2.4 million. The Company had no finance leases as of September 30, 2024.

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

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of September 30, 2024 and December 31, 2023, respectively:

	As of
	September 30, 2024	December 31, 2023

Weighted average remaining lease term (in years)	5.91	6.35
Weighted average discount rate	7.76%	7.72%

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2024 and September 30, 2023, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,165	$6,321	$18,242	$19,446
Real estate leases - Interest expense	3,139	3,402	9,690	10,009
Equipment leases - Right-of-use lease asset amortization	424	432	1,287	1,285
Equipment leases - Interest expense	45	45	135	138

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The maturities of lease liabilities as of September 30, 2024 and December 31, 2023 are as follows:

(Expressed in thousands)
	As of
	September 30, 2024	December 31, 2023
2024	$11,015	$43,885
2025	40,842	38,759
2026	38,682	36,757
2027	36,266	34,823
2028	22,939	21,660
After 2028	60,432	58,081
Total lease payments	$210,176	$233,965
Less interest	(42,752)	(50,692)
Present value of lease liabilities	$167,424	$183,273

As of September 30, 2024, the Company had $23.3 million of additional real estate operating leases that have not yet commenced ($5.8 million as of December 31, 2023).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2024 and 2023:

(Expressed in thousands)	For the Three Months Ended September 30, 2024
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$46,641	$—	$48,195	$6	$94,842
Mutual fund and insurance income	8,231	—	1	5	8,237
Advisory fees	94,188	27,432	—	11	121,631
Investment banking - capital markets	2,410	—	16,977	—	19,387
Investment banking - advisory	—	—	32,798	—	32,798
Bank deposit sweep income	34,875	—	—	—	34,875
Other	2,993	—	896	981	4,870
Total revenue from contracts with customers	189,338	27,432	98,867	1,003	316,640
Other sources of revenue:
Interest	24,331	—	11,847	1,856	38,034
Principal transactions, net	977	—	13,034	353	14,364
Other	4,141	(170)	282	61	4,314
Total other sources of revenue	29,449	(170)	25,163	2,270	56,712
Total revenue	$218,787	$27,262	$124,030	$3,273	$373,352

(Expressed in thousands)	For the Three Months Ended September 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$36,176	$—	$39,539	$4	$75,719
Mutual fund and insurance income	8,209	—	1	4	8,214
Advisory fees	82,774	25,188	—	7	107,969
Investment banking - capital markets	2,115	—	17,295	—	19,410
Investment banking - advisory	—	—	18,001	—	18,001
Bank deposit sweep income	42,304	—	—	—	42,304
Other	3,236	—	311	27	3,574
Total revenue from contracts with customers	174,814	25,188	75,147	42	275,191
Other sources of revenue:
Interest	21,248	—	4,246	936	26,430
Principal transactions, net	(612)	—	15,020	2,484	16,892
Other	(2,196)	(4,358)	163	545	(5,846)
Total other sources of revenue	18,440	(4,358)	19,429	3,965	37,476
Total revenue	$193,254	$20,830	$94,576	$4,007	$312,667

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2024
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$136,337	$—	$135,414	$14	$271,765
Mutual fund and insurance income	24,201	—	3	15	24,219
Advisory fees	274,011	79,633	—	31	353,675
Investment banking - capital markets	8,238	—	46,626	(1)	54,863
Investment banking - advisory	21	—	76,957	—	76,978
Bank deposit sweep income	106,407	—	—	(1)	106,406
Other	9,577	(1)	1,796	3,903	15,275
Total revenue from contracts with customers	558,792	79,632	260,796	3,961	903,181
Other sources of revenue:
Interest	66,153	—	27,560	5,892	99,605
Principal transactions, net	3,089	—	39,333	250	42,672
Other	12,487	(1,617)	565	186	11,621
Total other sources of revenue	81,729	(1,617)	67,458	6,328	153,898
Total revenue	$640,521	$78,015	$328,254	$10,289	$1,057,079

(Expressed in thousands)	For the Nine Months Ended September 30, 2023
	Reportable Segments
	Private Client	Asset Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$112,766	$—	$122,740	$18	$235,524
Mutual fund and insurance income	23,632	—	6	12	23,650
Advisory fees	238,168	72,023	—	23	310,214
Investment banking - capital markets	5,590	—	32,881	—	38,471
Investment banking - advisory	—	—	56,883	—	56,883
Bank deposit sweep income	135,273	—	—	—	135,273
Other	10,513	—	1,411	145	12,069
Total revenue from contracts with customers	525,942	72,023	213,921	198	812,084
Other sources of revenue:
Interest	64,230	—	11,384	3,077	78,691
Principal transactions, net	1,509	—	38,834	6,292	46,635
Other	6,239	(5,036)	301	1,622	3,126
Total other sources of revenue	71,978	(5,036)	50,519	10,991	128,452
Total revenue	$597,920	$66,987	$264,440	$11,189	$940,536
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company had receivables related to revenue from contracts with customers of $32.8 million and $39.9 million at September 30, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the three months ended September 30, 2024.

Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.4 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2024	December 31, 2023
Receivables
Commission (1)	$4,603	$4,554
Mutual fund and insurance income (2)	5,741	5,365
Advisory fees (3)	3,437	5,746
Bank deposit sweep income (4)	4,923	5,223
Investment banking fees (5)	8,410	12,847
Other	5,714	6,126
Total receivables	$32,828	$39,861
Deferred revenue (payables):
Investment Banking fees (6)	$565	$1,118
Software license fees (7)	1,244	—
IRA fees (8)	610	—
	$2,419	$1,118
(1)Commissions earned but not yet received.
(2)Mutual fund and insurance income earned but not yet received.
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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average number of shares outstanding	10,332,927	10,519,431	10,355,982	10,874,055
Net dilutive effect of share-based awards, treasury stock method (1)	944,938	920,798	800,554	872,282
Diluted weighted average number of shares outstanding	11,277,865	11,440,229	11,156,536	11,746,337

Net income attributable to Oppenheimer Holdings Inc.	$24,508	$13,861	$60,828	$19,079

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.38	$1.32	$5.87	$1.75
Diluted	$2.16	$1.21	$5.45	$1.62

(1) For the three months ended September 30, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the nine months ended September 30, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the three months ended September 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 286,185 shares of Class A Stock granted under share-based compensation arrangements. For the nine months ended September 30, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 277,435 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2024	December 31, 2023
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$142,812	$158,612
Receivable from brokers	58,041	65,639
Clearing organizations and other	43,680	30,789
Securities failed to deliver	32,006	29,656
Total	$276,539	$284,696
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$272,010	$284,987
Securities failed to receive	35,200	23,809
Payable to brokers	4,685	447
Clearing organizations and other (1)	7,634	52,647
Total	$319,529	$361,890
(1) As of December 31, 2023, approximately $48.4 million of this balance represents a payable for trades executed, but not yet settled.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Trade Claims

The fair value of trade claims is estimated using recently executed transaction prices.

Auction Rate Securities ("ARS")
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
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2024:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$324	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	4,667	1,323	N/A	N/A
	$4,991	$1,323
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

The Company owns an investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of September 30, 2024, the fair value of the investment was $7.4 million and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$35,480	$—	$—	$35,480
Securities owned:
U.S. Treasury securities	940,816	—	—	940,816
U.S. Agency securities	—	4,602	—	4,602
Sovereign obligations	—	5,390	—	5,390
Corporate debt and other obligations	—	15,040	—	15,040
Mortgage and other asset-backed securities	—	2,204	—	2,204
Municipal obligations	—	37,592	—	37,592
Convertible bonds	—	22,907	—	22,907
Corporate equities	29,375	—	—	29,375
Money markets	5,794	1,051	—	6,845
Auction rate securities	—	—	2,681	2,681
Securities owned, at fair value	975,985	88,786	2,681	1,067,452
Investments (1)	1,244	17,636	—	18,880
Trade claims(1)	—	1,257	—	1,257
Loans(1)	—	677	—	677
Derivative contracts:
TBAs	—	38	—	38
Derivative contracts, total	—	38	—	38
Total	$1,012,709	$108,394	$2,681	$1,123,784
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$166,160	$—	$—	$166,160
U.S. Agency securities	—	1	—	1
Sovereign obligations	—	1,678	—	1,678
Corporate debt and other obligations	—	5,406	—	5,406
Convertible bonds	—	15,767	—	15,767
Corporate equities	14,651	—	—	14,651
Securities sold but not yet purchased, at fair value	180,811	22,852	—	203,663
Derivative contracts:
Futures	4,936	—	—	4,936
TBAs	—	42	—	42
Derivative contracts, total	4,936	42	—	4,978
Total	$185,747	$22,894	$—	$208,641
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2024 and 2023:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2024
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$2,713	$3	$—	$(35)	$—	$2,681
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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2024
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Losses	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$2,713	$3	$—	$(35)	$—	$2,681
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

Assets and liabilities not measured at fair value as of September 30, 2024:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32,242	$32,242	$—	$—	$32,242
Deposits with clearing organizations	54,069	54,069	—	—	54,069
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	142,812	—	142,812	—	142,812
Receivables from brokers	58,041	—	58,041	—	58,041
Securities failed to deliver	32,006	—	32,006	—	32,006
Clearing organizations and other	43,680	—	43,680	—	43,680
	276,539	—	276,539	—	276,539
Receivable from customers	1,296,339	—	1,296,339	—	1,296,339
Notes receivable, net	65,580	—	65,580	—	65,580
Securities purchased under agreements to resell	—	—	—	—	—
Corporate-owned life insurance	98,068	—	98,068	—	98,068
Investments(1)	1,469	—	1,469	—	1,469
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$10,223	$10,223	$—	$—	$10,223
Bank call loans	206,700	—	206,700	—	206,700
Payables to brokers, dealers and clearing organizations:
Securities loaned	272,010	—	272,010	—	272,010
Payable to brokers	4,685	—	4,685	—	4,685
Securities failed to receive	35,200	—	35,200	—	35,200
Clearing organization and other	2,694	—	2,694	—	2,694
	314,589	—	314,589	—	314,589
Payables to customers	367,905	—	367,905	—	367,905
Securities sold under agreements to repurchase	765,102	—	765,102	—	765,102
Senior secured notes	113,050	—	113,012	—	113,012

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2023:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28,835	$28,835	$—	$—	$28,835
Deposits with clearing organization	43,917	43,917	—	—	43,917
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	158,612	—	158,612	—	158,612
Receivables from brokers	65,639	—	65,639	—	65,639
Securities failed to deliver	29,656	—	29,656	—	29,656
Clearing organizations	30,780	—	30,780	—	30,780
	284,687	—	284,687	—	284,687
Receivable from customers	1,059,892	—	1,059,892	—	1,059,892
Notes receivable, net	62,640	—	62,640	—	62,640
Corporate-owned life	88,989	—	88,989	—	88,989
Investments (1)	2,010	—	2,010	—	2,010
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,002	$9,002	$—	$—	$9,002
Payables to brokers, dealers and clearing organizations:
Securities loaned	284,987	—	284,987	—	284,987
Payable to brokers	447	—	447	—	447
Securities failed to receive	23,809	—	23,809	—	23,809
Other	51,912	—	51,912	—	51,912
	361,155	—	361,155	—	361,155
Payables to customers	369,287	—	369,287	—	369,287
Securities sold under agreements to repurchase	640,382	—	640,382	—	640,382
Senior secured notes	113,050	—	109,838	—	109,838
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury Notes, federal funds, general collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the consolidated balance sheet in payable to or receivable from brokers, dealers and clearing organizations and in the consolidated income statement as principal transactions revenue, net.

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

The notional amounts and fair values of the Company's derivatives as of September 30, 2024 and December 31, 2023 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2024
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$8,400	$38
Commodity contracts	Futures	335,000	—
		$343,400	$38
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$10,185,000	$4,936
Other contracts	TBAs	8,400	42
		$10,193,400	$4,978

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the three and nine months ended September 30, 2024 and 2023:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(5,892)
Other contracts	TBAs	Principal transactions revenue, net	(2)
			$(5,894)
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
			$1,103

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(1,457)
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	$(24)
Other contracts	TBAs	Principal transactions revenue, net	1
			$(1,480)
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2023
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$4,817
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	$(8)
Other contracts	TBAs	Principal transactions revenue, net	$63
			$4,872

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2024, the outstanding balance of bank call loans was $206.7 million (zero as of December 31, 2023). As of September 30, 2024, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $35.7 million and $197.4 million, respectively.
As of September 30, 2024, the Company had approximately $1.8 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $203.8 million under securities loan agreements.
As of September 30, 2024, the Company had pledged $19.5 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2024, the Company had no outstanding letters of credit.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2024:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Government	$1,009,455
Securities loaned:
Equity securities	272,010
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,281,465
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2024 and December 31, 2023:

As of September 30, 2024
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$244,353	$(244,353)	$—	$—	$—	$—
Securities borrowed (1)	142,812	—	142,812	(141,441)	—	1,371
Total	$387,165	$(244,353)	$142,812	$(141,441)	$—	$1,371
(1)Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,009,455	$(244,353)	$765,102	$(765,102)	$—	$—
Securities loaned (2)	272,010	—	272,010	(260,349)	—	11,661
Total	$1,281,465	$(244,353)	$1,037,112	$(1,025,451)	$—	$11,661
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2023
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$8,870	$(3,028)	$5,842	$—	$—	$5,842
Securities borrowed (1)	158,612	—	158,612	(149,946)	—	8,666
Total	$167,482	$(3,028)	$164,454	$(149,946)	$—	$14,508
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$643,410	$(3,028)	$640,382	$(632,521)	$—	$7,861
Securities loaned (2)	284,987	—	284,987	(276,688)	—	8,299
Total	$928,397	$(3,028)	$925,369	$(909,209)	$—	$16,160
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2024, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $138.0 million ($151.9 million as of December 31, 2023) and $243.8 million ($8.8 million as of December 31, 2023), respectively, of which the Company has sold and re-pledged approximately $56.5 million ($61.5 million as of December 31, 2023) under securities loaned transactions and $243.8 million under repurchase agreements ($8.8 million as of December 31, 2023).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $792.3 million, as presented on the face of the consolidated balance sheet as of September 30, 2024 ($689.4 million as of December 31, 2023).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2024 were receivables from four major U.S. broker-dealers totaling approximately $117.8 million. Included in receivable from customers as of September 30, 2024 were fully secured margin loans from our two largest customer accounts totaling approximately $631.1 million.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC), and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of September 30, 2024 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2024, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of September 30,
	2024	2023
Asset
Cash and cash equivalents	$—	$5,348
Restricted Cash	—	25,949
Other Assets	—	1,801
Total Assets	$—	$33,098
Liabilities
Other Liabilities	—	942
Total Liabilities	$—	$942

11.    Long-term debt

(Expressed in thousands)
Issued	Maturity Date	September 30, 2024	December 31, 2023
5.50% Senior Secured Notes	10/1/2025	$113,050	$113,050
Unamortized Debt Issuance Cost		(228)	(392)
		$112,822	$112,658
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
On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of notes (the "Notes") with identical terms, except that such new Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act").

As of September 30, 2024, $113.05 million aggregate principal amount of the Notes remain outstanding. On September 19, 2024, the Company issued a notice of redemption to the holders of its Notes stating that it intends to redeem all of the $113.05 million aggregate principal amount of the Notes outstanding on October 10, 2024. On October 10, 2024, the Company completed its redemption of all of the $113.05 million aggregate principal amount of the Notes outstanding at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.

Interest expense on the Notes for the three and nine months ended September 30, 2024 was $1.6 million and $4.7 million, respectively. Interest expense on the Notes for the three and nine months ended September 30, 2023 was $1.6 million and $4.7 million, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
12. Income taxes

The effective income tax rate for the three and nine months ended September 30, 2024 was 30.7% and 31.8% respectively, compared with 36.2% and 35.5% for the three and nine months ended September 30, 2023 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the third quarter of 2024 was impacted by permanent items and non-deductible losses in non-U.S. businesses.

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Class A Stock outstanding, beginning of period	10,227,845	10,884,575	10,186,783	10,868,556
Issued pursuant to share-based compensation plans	9,872	10,745	288,759	217,954
Repurchased and cancelled	(5,981)	(606,087)	(243,806)	(797,277)
Class A Stock outstanding, end of period	10,231,736	10,289,233	10,231,736	10,289,233

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
During the three months ended September 30, 2024, the Company purchased and canceled an aggregate of 5,981 shares of Class A Stock for a total consideration of $294,862 ($49.30 per share) under its share repurchase program. During the nine months ended September 30, 2024, the Company purchased and canceled an aggregate of 243,806 shares of Class A Stock for a total consideration of $9.6 million ($39.39 per share) under its share repurchase program. During the three months ended September 30, 2023, the Company purchased and canceled an aggregate of 168,904 shares of Class A Stock for a total consideration of $6.5 million ($38.30 per share) under this program. During the nine months ended September 30, 2023, the Company purchased and canceled an aggregate of 360,094 shares of Class A Stock for a total consideration of $13.8 million ($38.20 per share) under this program. As of September 30, 2024, 497,893 shares remained available to be purchased under the share repurchase program.

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
On October 25, 2024, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on November 22, 2024 to holders of Class A Stock and Class B Stock of record on November 8, 2024.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in numerous arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Oppenheimer has settled or an award has been rendered and paid in all the Horizon-related arbitrations except for two arbitrations which allege losses of approximately $2.75 million in the aggregate.

In addition, in June and August of 2023, Oppenheimer was served with two Horizon-related complaints in Georgia State Court, by plaintiffs, virtually all of whom were never Oppenheimer customers, alleging unspecified losses. In 2024, each of those complaints was dismissed by the trial court. Plaintiffs in each case subsequently filed an appeal of the court’s order dismissing the cases, each of which is currently pending.

On June 30, 2022, Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring disgorgement and payment of a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

15.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2024, the net capital of Oppenheimer as calculated under the Rule was $487.5 million or 42.54% of Oppenheimer's aggregate debit items. This was $464.6 million in excess of the minimum required net capital at that date. The Company's subsequent redemption of all outstanding Notes on October 10, 2024 reduced Oppenheimer's net capital by approximately $113 million. This reduction did not have an impact of Oppenheimer's compliance with the Rule or its ability to continue with business-as-usual operating activities. See note 11 for additional details.
Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2024, Freedom had net capital of $3.8 million, which was $3.7 million in excess of the $100,000 required to be maintained at that date.
As of September 30, 2024, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 94% (required 56.0%);
•Tier 1 Capital ratio 94% (required 75.0%); and
•Total Capital ratio 128% (required 100.0%).

As of September 30, 2024, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2024, the regulatory capital of Oppenheimer Investments Asia Limited was $3.4 million, which was $3.0 million in excess of the $386,133 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2024, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.
As of September 30, 2024, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

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

The table below presents information about the reported revenue and pre-tax income (loss) of the Company for the three and nine months ended September 30, 2024 and 2023. Asset information by reportable segment is not reported since the Company does not produce such information for internal use by the chief operating decision maker.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Private client (1)	$218,787	$193,254	$640,521	$597,920
Asset management (1)	27,262	20,830	78,015	66,987
Capital markets	124,030	94,576	328,254	264,440
Corporate/Other	3,273	4,007	10,289	11,189
Total	$373,352	$312,667	$1,057,079	$940,536
Pre-Tax Income (Loss)
Private client (1)	$62,894	$65,249	$186,582	$140,499
Asset management (1)	9,121	4,951	25,449	17,965
Capital markets	(6,144)	(15,254)	(34,621)	(44,782)
Corporate/Other	(30,501)	(33,359)	(88,720)	(84,744)
Total	$35,370	$21,587	$88,690	$28,938
(1)Clients investing in the OAM advisory program are charged fees based on the value of AUM. Advisory fees are allocated 10.0% to the Asset Management and 90.0% to the Private Client segments.

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2024 and 2023 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$360,557	$299,946	$1,018,441	$905,232
Europe/Middle East	11,858	12,114	36,026	33,082
Asia	937	607	2,612	2,222
Total	$373,352	$312,667	$1,057,079	$940,536

17.    Subsequent events

The Company has performed an evaluation of events that occurred since September 30, 2024 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 11, Note 13 and Note 15.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2024, we provided our services from 89 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At September 30, 2024, client assets under management ("AUM") totaled $49.1 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of September 30, 2024 totaled $129.8 billion. CAUA includes AUM and the other assets held for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct our secondary trading activities related to the purchase and sale of loans, primarily on a riskless principal basis. At September 30, 2024, the Company employed 2,993 employees (2,951 full-time, 41 part-time and 1 intern), of whom 928 were financial advisors.

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

We continuously invest in and improve our technology platform to support client service and to remain competitive, while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We recognize employee work habits have changed in a post-pandemic world. As a result, we are continuously reviewing our physical footprint on lease renewals, and in many cases reducing office size and configuration. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
The Company also reviews its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our shareholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make an acquisition of 100% of a business or make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.
Impact of Change in Short-term Interest Rates

After holding the target federal funds rate steady for nearly 14 months, the Federal Reserve (the “FED”) voted to cut rates by one half percent at its September 2024 meeting as their attention turned to addressing employment data, given the progress made on reducing underlying inflation in recent months. Projections of the federal funds rate released by the FED in September indicate that the FED expects rate decreases through the end of 2024, with further reductions in the coming year.

Potential decreases to the federal funds rate may impact our interest-based revenues. While decreases in interest rates will lower fees the Company earns from FDIC insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on customer margin loans, which will have a negative impact on our earnings.

Israel-Hamas War and Conflict with Hezbollah and Iran

On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The war is now in its second year and has seen a significant escalation in a longstanding conflict between Israel and Hezbollah, the Lebanese-based militant group. The conflict was further intensified by the direct entry of Iran, which launched a missile attack on Israel. There remains a risk that these conflicts could expand into a wider regional war which could have an adverse impact on the worldwide economy, financial markets and thus on our business. At this time, these conflicts have not yet had a material impact on our business operations in Israel or elsewhere.

Impact of Hurricane Helene and Hurricane Milton

On September 26, 2024, Hurricane Helene ("Helene") made landfall in the Big Bend region of Florida and proceeded to cause widespread destruction across the southeastern United States for the next several days. The storm resulted in hundreds of fatalities and caused billions of dollars in property damages, leaving many communities isolated and without power for weeks. Helene was followed by Hurricane Milton ("Milton"), which caused widespread destruction across Florida. Early estimates of damage from Milton exceed $60 billion. While our offices in the impacted region remained closed throughout the storm, branch operations were largely unaffected given the back-up branch system we have in place as well as the ability of our key employees to work safely from a remote location. The hurricanes did not cause significant damage to our branches in the region, most of which have now fully reopened. Weather related incidents continue to increase and may cause disruptions to our normal business operations since they impact not only our employees, but also our clients.
EXECUTIVE SUMMARY

The Firm delivered strong operating results for the third quarter of 2024 in a still-resilient economic environment. During the third quarter of 2024, all major indices reached new highs, mostly spurred by the FED’s long-awaited decision to reduce the federal funds rate by one half percent with the view that lower borrowing costs will slow the uptick in unemployment without rekindling higher inflation. Based on recent economic indicators, it appears that the U.S. economy is headed for a soft landing, amidst continued growth in the economy as we move into 2025.

The continued outperformance of the equity markets aided our Wealth Management franchise by driving better than expected retail trading volumes and related commission revenues during what is typically a seasonally slower summer trading period. The markets also propelled our AUM to our third consecutive record, resulting in higher asset-based advisory fees. Additionally, higher average margin loans drove a meaningful improvement in our interest revenues from the prior year, though our interest sensitive sweep income was somewhat reduced due to lower average sweep balances.

Our investment banking revenues also rose due to an uptick in our advisory fees, particularly in our restructuring practice. Equity underwriting fees were adversely impacted by lower issuance levels as we have seen economic uncertainty restrict issuances despite the general improvement in market breadth and market averages. We believe that that Firm is well positioned to benefit as issuance volumes improve.

Our results drove yet another fresh record in our book value per share levels and provided us with the opportunity to further strengthen our balance sheet as we announced our plans to redeem all outstanding senior secured notes ($113.05 million) at their par amounts, and we retired the Notes on October 10, 2024. Access to capital for expansion will continue to be available as needed.

RESULTS OF OPERATIONS

The Company reported net income of $24.5 million or $2.38 basic earnings per share for the third quarter of 2024, compared with net income of $13.9 million or $1.32 per share for the third quarter of 2023. Revenue for the third quarter of 2024 was $373.4 million, an increase of 19.4%, compared to revenue of $312.7 million for the third quarter of 2023.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2024	3Q-2023	Change	% Change
Revenue	$373,352	$312,667	$60,685	19.4
Compensation expense	$237,935	$195,684	$42,251	21.6
Non-compensation expense	$100,047	$95,396	$4,651	4.9
Pre-tax Income	$35,370	$21,587	$13,783	63.8
Income tax provision	$10,862	$7,808	$3,054	39.1
Net Income (1)	$24,508	$13,861	$10,647	76.8

Earnings per share (basic) (1)	$2.38	$1.32	$1.06	80.3
Earnings per share (diluted) (1)	$2.16	$1.21	$0.95	78.5

Book Value Per Share	$81.10	$75.01	$6.09	8.1
Tangible Book Value Per Share (2)	$64.03	$58.65	$5.38	9.2
Class A Shares Outstanding	10,231,736	10,289,233	(57,497)	(0.6)

AUA ($ billions)	$129.8	$110.7	$19.1	17.3
AUM ($ billions)	$49.1	$40.4	$8.7	21.5
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Increased revenue for the third quarter of 2024 was primarily driven by significantly higher advisory fees attributable to a rise in billable AUM, an increase in transaction-based commissions as well as improved investment banking and interest revenues.
•Announced plans to further strengthen balance sheet through the redemption of all outstanding Senior Secured Notes which occurred on October 10, 2024.
•Assets under administration and under management were both at record levels at September 30, 2024, benefiting from market appreciation.
•Compensation expenses increased from the prior year quarter largely as a result of higher incentive compensation expenses, deferred compensation and production-related expenses.
•Non-compensation expenses increased from the prior year quarter primarily due to higher interest and technology related expenses partially offset by lower legal costs.
•Total stockholders' equity, book value and tangible book value per share reached new record highs as a result of positive earnings.

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and nine months ended September 30, 2024 and 2023:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Revenue
Private Client	$218,787	$193,254	13.2	$640,521	$597,920	7.1
Asset Management	27,262	20,830	30.9	78,015	66,987	16.5
Capital Markets	124,030	94,576	31.1	328,254	264,440	24.1
Corporate/Other	3,273	4,007	(18.3)	10,289	11,189	(8.0)
Total	$373,352	$312,667	19.4	$1,057,079	$940,536	12.4

Pre-Tax Income (Loss)
Private Client	$62,894	$65,249	(3.6)	$186,582	$140,499	32.8
Asset Management	9,121	4,951	84.2	25,449	17,965	41.7
Capital Markets	(6,144)	(15,254)	(59.7)	(34,621)	(44,782)	(22.7)
Corporate/Other	(30,501)	(33,359)	(8.6)	(88,720)	(84,744)	4.7
Total	$35,370	$21,587	63.8	$88,690	$28,938	206.5

Private Client

Private Client reported revenue for the current quarter of $218.8 million, 13.2% higher compared with a year ago mostly due to higher advisory fees driven by appreciation in AUM and an increase in commission revenue due to higher transactional volume. Pre-tax income of $62.9 million in the current quarter resulted in a pre-tax margin of 28.8%. Financial advisor headcount at the end of the current quarter was 928 compared to 946 at the end of the third quarter of 2023. We saw improved adviser productivity throughout the period.

('000s unless otherwise indicated)
	3Q-2024	3Q-2023	Change	% Change
Revenue	$218,787	$193,254	$25,533	13.2
Commissions	$54,872	$44,385	$10,487	23.6
Advisory fee revenue	$94,187	$82,774	$11,413	13.8
Bank deposit sweep income	$34,875	$42,304	$(7,429)	(17.6)
Interest	$24,331	$21,248	$3,083	14.5
Other	$10,522	$2,543	$7,979	313.8

Total Expenses	$155,893	$128,005	$27,888	21.8
Compensation	$118,674	$92,383	$26,291	28.5
Non-compensation	$37,219	$35,622	$1,597	4.5

Pre-tax Income	$62,894	$65,249	$(2,355)	(3.6)

Compensation Ratio	54.2%	47.8%	6.4%	13.4
Non-compensation Ratio	17.0%	18.4%	(1.4)%	(7.6)
Pre-tax Margin	28.8%	33.8%	(5.0)%	(14.8)

Asset Under Administration (billions)	$129.8	$110.7	$19.1	17.3
Cash Sweep Balances (billions)	$2.8	$3.5	$(0.7)	(20.0)

•Retail commissions increased 23.6% from a year ago primarily due to higher retail trading activity.
•Advisory fees increased 13.8% due to higher AUM during the billing period for the current quarter when compared to the third quarter of last year.
•Bank deposit sweep income decreased $7.4 million from a year ago due to lower cash sweep balances.
•Interest revenue increased 14.5% from the prior year period due to higher interest earned from margin loans.
•Other revenue increased from a year ago primarily due to increases in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments.
•Compensation expenses increased 28.5% from a year ago primarily due to higher production related expenses and deferred compensation costs.
•Non-compensation expenses increased 4.5% from a year ago primarily due to higher interest expense.
Asset Management
Asset Management reported revenue for the current quarter of $27.3 million, 30.9% higher compared with a year ago. Pre-tax income was $9.1 million, an increase of 84.2% compared with the prior year period.

('000s unless otherwise indicated)	3Q-2024	3Q-2023	Change	% Change
Revenue	$27,262	$20,830	$6,432	30.9
Advisory fee revenue	$27,432	$25,188	$2,244	8.9
Other	$(170)	$(4,358)	$4,188	*

Total Expenses	$18,141	$15,879	$2,262	14.2
Compensation	$6,596	$5,585	$1,011	18.1
Non-compensation	$11,545	$10,294	$1,251	12.2

Pre-tax Income	$9,121	$4,951	$4,170	84.2

Compensation Ratio	24.2%	26.8%	(2.6)%	(9.7)
Non-compensation Ratio	42.3%	49.4%	(7.1)%	(14.4)
Pre-tax Margin	33.5%	23.8%	9.7%	40.8

AUM (billions)	$49.1	$40.4	$8.7	21.5
*Percentage not meaningful
•Advisory fee revenue increased 8.9% from a year ago due to increased management fees resulting from the higher net value of billable AUM during the current quarter.
•AUM increased to $49.1 billion at September 30, 2024, the third consecutive record high, which is the basis for advisory fee billings for October 2024.
•The increase in AUM was comprised of higher asset values of $9.4 billion on existing client holdings, partially offset by payments of $0.7 billion.
•Compensation expenses were up 18.1% from a year ago primarily resulting from increases in incentive compensation.
•Non-compensation expenses were up 12.2% when compared to the prior year period mostly due to higher external portfolio management costs which are directly related to the increase in AUM.

The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2024:

(Expressed in millions)
	For the Three Months Ended September 30, 2024
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$41,257	$1,661	$(2,193)	$2,178	$42,903
Institutional Fixed Income (2)	870	32	(12)	37	927
Alternative Investments:
Hedge funds (3)	3,993	52	(167)	19	3,897
Private Equity Funds (4)	1,133	6	(6)	(31)	1,102
Portfolio Enhancement Program (5)	268	—	(22)	—	246
	$47,521	$1,751	$(2,400)	$2,203	$49,075
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
(3) Hedge funds represent strategies in areas including global equities, fixed income, diversifying strategies, credit, real estate and special opportunities.
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

Capital Markets
Capital Markets reported revenue for the current quarter of $124.0 million, 31.1% higher when compared with the prior year period. Pre-tax loss was $6.1 million, compared with a pre-tax loss of $15.3 million a year ago.

('000s)	3Q-2024	3Q-2023	Change	% Change
Revenues	$124,030	$94,576	$29,454	31.1

Investment Banking	$50,098	$36,000	$14,098	39.2
Advisory fees	$32,798	$18,001	$14,797	82.2
Equities underwriting	$12,588	$15,246	$(2,658)	(17.4)
Fixed income underwriting	$4,390	$2,049	$2,341	114.3
Other	$322	$704	$(382)	(54.3)

Sales and Trading	$72,755	$58,102	$14,653	25.2
Equities	$33,303	$30,985	$2,318	7.5
Fixed Income	$39,452	$27,117	$12,335	45.5

Other	$1,177	$474	$703	148.3

Total Expenses	$130,174	$109,830	$20,344	18.5
Compensation	$87,649	$72,933	$14,716	20.2
Non-compensation	$42,525	$36,897	$5,628	15.3

Pre-tax Loss	$(6,144)	$(15,254)	$9,110	*

Compensation Ratio	70.7%	77.1%	(6.4)%	(8.3)
Non-compensation Ratio	34.3%	39.0%	(4.7)%	(12.1)
Pre-tax Margin	(5.0)%	(16.1)%	11.1%	(68.9)
*Percentage not meaningful

•Advisory fees earned from investment banking activities increased 82.2% compared with a year ago primarily due to higher restructuring-related transaction activity.
•Equity underwriting fees decreased 17.4% when compared with a year ago due to lower new issuance levels.
•Fixed income underwriting fees were modestly higher than the prior year period.
•Equities sales and trading revenue increase 7.5% compared with the prior year period mostly due to higher volumes.
•Fixed income sales and trading revenue increased 45.5% compared with a year ago primarily due to an increase in trading income attributable to higher interest rates and volumes.
•Compensation expenses increased 20.2% compared with a year ago largely due to costs associated with opportunistic new hires and higher incentive compensation.
•Non-compensation expenses were 15.3% higher than a year ago primarily due to an increase in interest expense in financing trading inventories.

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
During the nine months ended September 30, 2024, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2024, total assets increased by 17.1% from December 31, 2023. The Company satisfies its need for short-term financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2024, the Company had bank call loans of $206.7 million compared to zero at December 31, 2023. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.1 million and $386,133, respectively, at September 30, 2024. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
Senior Secured Notes
At September 30, 2024 the Company had $113.05 million outstanding in 5.50% Senior Secured Notes due in 2025 (the “Notes”). On September 19, 2024, the Company issued a notice of redemption to the holders of its Notes stating that it intends to redeem all of the $113.05 million aggregate principal amount of the Notes outstanding on October 10, 2024. The redemption price is equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. All of the Notes were redeemed on October 10, 2024 and none remain outstanding.

The Notes were jointly and severally and fully and unconditionally guaranteed on a senior secured basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Subsidiary Guarantors"). The following tables present the required selected financial information as of September 30, 2024 and for the nine months ended September 30, 2024 for the Parent and Subsidiary Guarantors related to the previously outstanding Notes.

(Expressed in thousands)	As of
September 30, 2024
Total Assets	$2,312,705
Due From Non-Guarantor Subsidiary	17,222
Total Liabilities	577,822
Due To Non-Guarantor Subsidiary	77,476

For the Nine Months Ended
September 30, 2024
Total Revenue	$7,991
Pre-Tax (Loss)	(136)
Net (Loss)	344

As of September 30, 2024, S&P’s Corporate Family rating and rating on the Notes was a 'BB-' with a stable outlook. Moody’s Corporate Family rating and the rating on the Notes was a “Ba3” with a stable outlook. Subsequent to our redemption of the Notes on October 10, 2024, at the Company's request, both S&P and Moody 's withdrew the above mentioned ratings.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $1.8 million in forgivable notes (which are inherently illiquid) to employees for the three months ended September 30, 2024 ($4.5 million for the three months ended September 30, 2023) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for short-term liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At September 30, 2024, the Company had $206.7 million of bank call loans (zero at December 31, 2023). The average daily bank loan outstanding for the three and nine months ended September 30, 2024 was $235.0 million and $147.5 million, respectively ($43.8 million and $59.7 million for the three and nine months ended September 30, 2023). The largest daily bank loans outstanding for both the three and nine months ended September 30, 2024 was $346.9 million ($112.2 million and $167.3 million for the three and nine months ended September 30, 2023, respectively).

At September 30, 2024, securities loan balances totaled $272.0 million ($285.0 million at December 31, 2023 and $292.9 million at September 30, 2023). The average daily securities loan balances outstanding for the three and nine months ended September 30, 2024 were $299.6 million and $296.6 million, respectively ($314.3 million and $339.4 million for the three and nine months ended September 30, 2023, respectively). The largest daily stock loan balance for both of the three and nine months ended September 30, 2024 was $375.5 million ($359.0 million and $391.5 million for the three and nine months ended September 30, 2023, respectively).

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
At September 30, 2024, the gross balances of reverse repurchase agreements and repurchase agreements were $244.4 million and $1,009.5 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2024 was $233.0 million and $915.8 million, respectively ($48.2 million and $720.8 million, respectively, for the three months ended September 30, 2023). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2024 was $569.1 million and $1,035.9 million, respectively ($227.1 million and $801.2 million, respectively, for the three months ended September 30, 2023).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $98.1 million as of September 30, 2024.

We regularly review our sources of liquidity and financing and conduct internal stress analyses to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Regulators are increasingly focused on liquidity management and we have seen increased regulatory scrutiny of liquidity management by our industry. Should a disruption occur in our liquidity and financing sources, we have plans that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Our primary long-term cash requirements related to $167.4 million of operating lease obligations. The total cash requirement for interest expense related to operating lease obligations is estimated to be $3.0 million for the remainder of 2024.

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(182,880)	$(84,226)
Cash used in investing activities	455	(10,309)
Cash provided by financing activities	185,832	13,290
Net decrease in cash, cash equivalents and restricted cash	$3,407	$(81,245)

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

During periods of high volatility, we have seen increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearinghouses such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. The recent reduction of the settlement cycle for security transactions in the U.S. have substantially reduced settlement risks. All such requirements have been and will be met in the ordinary course with available collateral.
CYBERSECURITY

Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but in fact, are from parties intent on attempting to steal. In other instances, these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, and their financial affairs, as well as Company privileged information.

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

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s Chief Information Officer ("CIO"), and the Company’s Chief Information Security Officer ("CISO"), who reports to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity-related experience. Risk reporting is provided at monthly meetings of the Firm’s cross-business Cybersecurity Committee and periodic presentations to the Firm’s Risk Management Committee, at which many members of the Company’s senior management are present.

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

Like other U.S. broker dealers, in May 2024 the Company began submitting client personal information to the Consolidated Audit Trail National Market System. The CAT NMS is the world’s largest repository of securities transactions and client information and as a result, presents a significant cybersecurity threat to customer personally identifiable information.

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

REGULATORY MATTERS AND DEVELOPMENTS

Regulation Best Interest (U.S.)
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg BI”) as Rule 151-1 under the Exchange Act. Reg BI imposes a federal standard of conduct on registered broker-dealers and their associated persons when dealing with retail clients and requires that a broker-dealer and its representatives act in the best interest of clients and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations disclosure, care, conflict of interest and compliance that a broker-dealer must satisfy in each transaction. Required compliance with Reg BI became effective on June 30, 2020. In addition to adopting Reg BI, the SEC adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Investment Advisers Act of 1940 including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”).

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
On April 25, 2024, the DOL finalized a collection of regulatory changes in its ongoing quest to update the definition of a “fiduciary” under ERISA and Section 4975 of the Internal Revenue Code (the “2024 Fiduciary Rule”). In finalizing the 2024 Fiduciary Rule, the DOL sought to confer ERISA fiduciary status on professional investment advisers and wealth managers, particularly with regard to participant-directed 401(k) plans and individual retirement accounts. Along with the 2024 Fiduciary Rule, the DOL published amendments to a collection of prohibited transaction exemptions. The 2024 Fiduciary Rule was set to become effective on September 23, 2024.

On July 25 and 26, 2024, the U.S. District Court for the Eastern District of Texas and the U.S. District Court for the Northern District of Texas, respectively, issued stays on the effective date of the fiduciary rulemaking package. Both courts found that the challenges to the rulemaking package were likely to succeed on the merits because the rulemaking exceeds the DOL’s authority and is not consistent with the U.S. Court of Appeals for the Fifth Circuit’s decision in Chamber of Commerce v. U.S. Department of Labor, (5th Cir. 2018), which vacated the DOL’s 2016 fiduciary rulemaking.

Regulatory Environment
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x)
the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah and Iran and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $5 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in numerous arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Oppenheimer has settled or an award has been rendered and paid in all the Horizon-related arbitrations except for two arbitrations which allege losses of approximately $2.75 million in the aggregate.

In addition, in June and August of 2023, Oppenheimer was served with two Horizon-related complaints in Georgia State Court, by plaintiffs, virtually all of whom were never Oppenheimer customers, alleging unspecified losses. In 2024, each of those complaints was dismissed by the trial court. Plaintiffs in each case subsequently filed an appeal of the court’s order dismissing the cases, each of which is currently pending.

On June 30, 2022, Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring disgorgement and payment of a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

Item 1A. RISK FACTORS

During the three months ended September 30, 2024, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended September 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2024	—	$—	—	503,874
August 1 - 31, 2024	—	$—		503,874
September 1 - 30, 2024	5,981	$49.30	5,981	497,893
Q3 2024 Total	5,981	$49.30	5,981	503,874

(1) None of the foregoing authorizations is subject to expiration.

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Redeemable Noncontrolling Interests for the three and nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the notes to the Condensed Consolidated Financial Statements.+

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

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 25th day of October, 2024

By: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)