Form 10-K
period 2024-12-31
OPPENHEIMER HOLDINGS INC
filed 2025-02-27
CIK 791963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0063 Expires: May 31, 2025 Estimated average burden hours per response . . . 2,255.26

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 28, 2024 was $437.3 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 28, 2024 of $47.59.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 27, 2025 was 10,425,575 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries (together, the "Company", the "Firm", "we", "our" or "us"), is a leading middle-market investment bank and full service broker-dealer incorporated in the State of Delaware in the United States. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity and fixed income research, market-making, trust services and investment advisory and asset management services. The Parent owns, through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisors ("OAM"), a New York-based investment adviser, Freedom Investments, Inc. ("Freedom"), a discount securities broker-dealer based in New Jersey, Oppenheimer Trust Company of Delaware Inc. ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation which conducts secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. We conduct our international businesses through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).

WEALTH MANAGEMENT

Through its Wealth Management division, Oppenheimer provides a comprehensive array of financial services through a network of 931 financial advisors in 88 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2024, the Company held client assets under administration of $129.5 billion. Oppenheimer provides the following wealth management services:
Full-Service Brokerage — Oppenheimer offers full-service brokerage covering investment alternatives including exchange-traded and over-the-counter corporate equity and debt securities, money market instruments, exchange-traded options, municipal bonds, mutual funds, exchange-traded funds, certain precious metals and unit investment trusts. A portion of Oppenheimer's revenue is derived from commissions from private clients through accounts with transaction-based pricing. Brokerage commissions are charged on investment products in accordance with a schedule which Oppenheimer has formulated. Discounts are available to and can be negotiated with customers based on transaction size and volume as well as a number of other factors. In recent years, an increasing number of clients have chosen to do business through fee-based accounts.
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
OAM is responsible for the Company's advisory programs and alternative investments businesses offered to the Firm’s wealth management clients. The business includes discretionary and non-discretionary fee-based programs sponsored by Oppenheimer, OAM, Oppenheimer Investment Advisers ("OIA"), and Oppenheimer Investment Management LLC ("OIM"), as well as alternative investments sponsored through Advantage Advisers Multi Manager LLC, Advantage Advisers Management, LLC and Oppenheimer Alternative Investment Management LLC.
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
At December 31, 2024, the Company had $49.4 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed monthly in advance, and are calculated based on all fee-based AUM balances at the end of the prior month. OAM also receives income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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

CAPITAL MARKETS
Investment Banking

Oppenheimer employs nearly 200 investment banking professionals in the United States, the United Kingdom and Israel. Oppenheimer's investment banking division provides strategic advisory services and capital markets products to emerging growth and middle market businesses as well as financial sponsors. The investment banking industry coverage groups focus on the Consumer, Financial Institutions, Healthcare, Industrials and Technology sectors. Oppenheimer's industry coverage teams partner with Oppenheimer's Mergers and Acquisitions, Fund Placements and Advisory, Debt Advisory and Restructuring as well as Equities and Fixed Income platforms, to provide their clients with tailored advice and complete access to capital markets.

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

Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for domestic and international companies as well as foreign governments and quasi-sovereign institutions. We offer advice and counsel to issuers on deliberations leading to ratings issued by major rating agencies. Oppenheimer acts as underwriter or placement agent on high yield senior and subordinated debt offerings as well as on bond financings for Emerging Market issuers. Oppenheimer focuses on structuring and distributing public and private debt through a variety of financing transactions, including 144A / Reg S issuances, securitizations, leveraged buyouts, recapitalizations and Chapter 11 exit financings.

Debt Advisory & Restructuring — Oppenheimer offers tailored solutions to leveraged corporate issuers, financial sponsors, and credit investors. We evaluate a full range of strategic alternatives, and identify the appropriate structures and sources of capital to provide our clients with the ability to pursue an optimal and value maximizing outcome. We offer comprehensive services to meet our client needs in strategic capital solutions, liability management and balance sheet restructurings as well as mergers and acquisitions.

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

Equities Division

Oppenheimer employs 38 senior research analysts covering approximately 675 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S. and in the UK (London), Switzerland (Geneva), and Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges, the Over the Counter Market, and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans that are attracted by the research products, insights and market intelligence provided by our sales and trading staff as well as by the quality of our execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.

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
Portfolio & Electronic Trading — Oppenheimer has a dedicated team focused on providing a combination of High Touch and Low Touch equity execution strategies and service designed to meet the needs of institutional clients looking for portfolio or basket trading solutions. Capabilities include: pre-trade and post-trade analytics; access to all major market centers in the U.S.; access to sophisticated and custom algorithms; professional clearing and settlement expertise.
Custody and Prime Services (CAPS) — Oppenheimer provides comprehensive custody, clearing and prime services for established and emerging hedge funds, single and multi-family offices, investment advisors, foreign financial institutions and proprietary trading groups.
Taxable Fixed Income
Oppenheimer employs over 110 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London), the Isle of Jersey (St. Helier) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales; transacting in investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; distressed loans; reorganization equity; trade claims and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as the Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Banks and Farm Credit Agency.
Institutional Fixed Income Sales and Trading - Oppenheimer trades and holds positions in public and private debt (including sovereign debt) securities, including investment and non-investment grade, distressed and convertible corporate securities as well as municipal securities and trade claims. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower or from a change in interest rates affecting the value of the security. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates. We also engage in secondary trading activities related to the purchase and sale of distressed loans, primarily on a riskless principal basis.

Fixed Income Research - Oppenheimer has a total of 12 fixed income research professionals covering high yield corporate, mortgage backed, Emerging Market, and municipal securities. Oppenheimer's high yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term as well as other special situations that may generate an attractive return. Our mortgage backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage backed securities. Research professionals cover Emerging Market fixed income issuers, focus on sovereign bonds and provide commentary on Emerging Market corporate bond issuers. Municipal bond research professionals are dedicated to the tax-exempt municipal bond market.
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
The size of Oppenheimer's securities positions and other financial instrument holdings varies substantially based upon economic and market conditions, allocations of capital, underwriting commitments and trading volume. Also, the aggregate value of inventories of securities which Oppenheimer may carry is limited by the Net Capital Rule. See "Regulatory Capital Requirements" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" in Item 7.
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

CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"), and an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer largely provides its services from offices located in the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the SEC under the Adviser Act. OAM provides investment advice to clients through separate accounts and wrap fee programs.
OPY Credit Corp.
OPY Credit Corp. primarily engages in secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis.
Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2024, Oppenheimer Trust held custodial assets of $541.0 million. Oppenheimer Trust is regulated by the Delaware State Bank Commissioner.
Freedom Investments, Inc.
Freedom, a registered broker-dealer with the SEC, offers discount services on a limited basis to a small number of individual investors throughout the United States. The Company is a wholly-owned subsidiary of Oppenheimer & Co. Inc. and a member of FINRA.
Oppenheimer Investments Asia Limited
Oppenheimer Investments Asia Limited, which is based in Hong Kong, China, provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission in Hong Kong.
Oppenheimer Europe Ltd.
Oppenheimer Europe Ltd., which is based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, provides institutional equities and fixed income brokerage and corporate finance as well as investment banking and fund placement activities and is regulated by the Financial Conduct Authority in the United Kingdom, and the Jersey Financial Services Commission in the Isle of Jersey.

Oppenheimer Israel Ltd.

Oppenheimer Israel (OPCO) Ltd., which is based in Tel Aviv, Israel, provides trading in foreign securities including both debt and equity as well as investment services including investment banking and merger and acquisition advice in the State of Israel and operates subject to the authority of the Israel Securities Authority.

BondWave LLC

The Company acquired BondWave LLC (“BondWave”), in December of 2023. BondWave is a cloud-based financial market software-as-a-service provider which offers institutions and broker-dealers active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions. BondWave also offers municipal bond data analysis, news and information to financial institutions.

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

Oppenheimer executes its own and certain of its correspondents' securities transactions on all major United States exchanges as well as many non-U.S. exchanges and in the over-the-counter market. Oppenheimer clears all of its securities transactions (i.e., it delivers securities that it has sold, receives securities that it has purchased and transfers related funds) through its own facilities and through memberships in various clearing corporations and accounts with custodian banks in the United States as well as non-U.S. securities through Euroclear. The Company clears its non-U.S. international equities business in securities traded on European exchanges carried on by Oppenheimer Europe Ltd. through Global Prime Partners Ltd. Oppenheimer has a multi-currency platform which enables it to facilitate client trades in securities denominated in foreign currencies. Effective December 31, 2023, Oppenheimer terminated its commodity business and no longer facilitates client commodity transactions
INFORMATION TECHNOLOGY
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
At December 31, 2024, the Company employed 3,018 employees (2,977 full-time and 41 part-time), of whom 931 were financial advisors. With financial advisors comprising a considerable segment of the Company’s employee base, we believe they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.

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
Our people and culture are the cornerstones of our firm and our ability to deliver outstanding financial services to our clients. This culture is best exemplified by an employee base consisting of a high percentage of long-tenured, experienced professionals complemented by an up-and-coming talented group of associates in which the firm has and continues to invest time, effort and resources. The Company prides itself on having a culture of putting people first and values the thoughts, perspectives and experiences of individuals from all backgrounds. We strive to have a bias-free workplace that will foster growth of our employees and allow them to excel in their careers. In addition, the Company has a relatively flat management structure that fosters innovative thought generation and quick decision-making. Employees are encouraged to escalate business issues, which are dealt with effectively and efficiently, in part, because Company management endeavors to always be accessible and accountable.
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
Recruitment, talent development, and retention

We seek to build a workforce that provides outstanding client service and helps clients achieve their financial goals. We have competitive programs dedicated to selecting new talent and enhancing the skills of our associates. Among other opportunities, we offer internships to selected college students, and others, which may lead to permanent roles, and we offer pipeline programs which accelerate the progression from entry level positions for recent graduates across many areas of the firm. We are also committed to supporting associates in reaching their professional goals. We conduct a performance review process for each employee, which includes touch points throughout the year. We also offer associates the opportunity to participate in a variety of professional development programs. The firm also provides leadership development programs that prepare our current and future leaders for challenges they will face in new roles or with expanded responsibilities. We conduct ongoing and robust succession planning for senior roles within our Company, and we strive to ensure we have a diverse pool of candidates for such roles. We regularly discuss the results with executive leadership and the Board of Directors.

An important driver of our success is the continuous recruitment and retention of financial advisors. Our ability to attract high quality advisors is based on our values-based culture, our commitment to service, and the unique ways in which we provide services to our financial advisors. Additionally, individuals who want to become financial advisors can gain relevant branch experience through our Associate Financial Professional Program. We have a department dedicated to providing practice education and resources to our financial advisors. We also offer these advisors the opportunity to participate in conferences and workshops, and we offer resources and coaching at all levels to help them grow their businesses.

The development of the firm’s current and future leaders is critical to the future growth of the Company. This starts with a focus on the professional development of entry-level employees by offering a variety of programs, including the annual Summer Internship Program, Capital Markets Trainee Program, Investment Banking Analyst Program and Associate Financial Professional Program. The Associate Financial Professional Program is a multi-year training curriculum whereby new associates are partnered with experienced financial advisors in the same branch office. We also recently launched a Financial Advisor Training Program, which is designed for recent college graduates with a financial planning degree that have or intend to acquire a Certified Financial Planning (“CFP”) designation. Meanwhile, senior advisors are provided resources to keep abreast of our ever-changing industry with the goal to better serve the best interests of our clients. In today's competitive and highly-regulated marketplace, it is important to engage in continuous improvement to not only distinguish ourselves from our competitors, but to also be accountable to the highest standards of the industry.
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
The Company's compensation programs are developed and governed by the Compensation Committee of the Board of Directors. The Company’s Chief Executive Officer will provide recommendations to the Compensation Committee with respect to salary, bonus, and other compensation paid to senior management and other employees. In turn, senior management will make recommendations to the Chief Executive Officer regarding remuneration for their direct reports in various business and support functions.
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
Compensation as a percentage of revenue is a metric that the firm monitors closely. A breakdown of the firm’s compensation as a percentage of revenue by business segment is as follows:

	2024	2023	2022
Total Firm	65.4%	62.7%	66.7%
Wealth Management	52.9%	47.6%	51.9%
Capital Markets	72.3%	77.9%	77.3%
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
COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities and investment banking business and competes directly with other securities firms, banks and investment banking boutiques, a significant number of which have substantially greater resources and offer a wider range of financial services than the Company. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including Fintech competitors offering online investment services to smaller investors. In recent years, online firms have offered “free” trades to all investors, which have become increasingly popular with small investors. To date, this competitive threat has not demonstrably impacted the Company’s business as it primarily is attractive to smaller investors who are not a target client group for the Company. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. investment banks.
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
Oppenheimer maintains its headquarters and principal operating locations in New York City. In order to provide continuity for these services, the Company operates a primary data center remote from its principal office as well as maintains back-up facilities (information technology, operations and data processing) in sites with requisite communications back-up systems. In addition, the Company occupies significant office facilities in locations around the United States which could, in an emergency, house dislocated staff members for a short or intermediate time frame. Oppenheimer relies on public utilities for power and phone services, industry specific entities for ultimate custody of client securities and market operations, and various industry vendors for services that are significant and important to its business for the execution, clearance and custody of client holdings, for the pricing and valuing of client holdings, and for permitting our Company's employees to communicate on an efficient basis. The Company's headquarters and the primary and secondary locations for its technology infrastructure are all supported by emergency electric generator back-up. All of these service providers have assured the Company that they have made plans for providing continued service in the case of an unexpected event that might disrupt their services. Growing disruptions, arising from climate events, make the issue of business continuity both more important and less predictable than in previous periods.
REGULATION
Self-Regulatory Organization Membership — Oppenheimer is a member firm of the FINRA, a self-regulatory organization ("SROs"). In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. Freedom is also a member of FINRA. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

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
Increasingly, regulators (including both the SEC and FINRA) are focused on broker-dealer record retention of business communications by employees. In this context, there has been particular focus on texting and other off-channel communications by employees and the retention and storage of such records. Included in this attention has been an industry “sweep” resulting in substantial fines of firms including the Company. The issue presents unique challenges due to the lack of easily adoptable technology solutions that would facilitate the prevention or detection of noncompliance with the Company's' strengthened policies on off-channel communications.
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
Bank Secrecy Act and USA PATRIOT Act of 2001— The Bank Secrecy Act (as amended), the USA PATRIOT Act of 2001 (as amended since inception, the “Patriot Act”), the Anti-Money Laundering Act of 2020 and requirements administered by the Financial Crimes Enforcement Network (“FinCEN”) require financial institutions, among other things, to implement a risk-based program reasonably designed to prevent money laundering and to combat the financing of terrorism, including through suspicious activity and currency transaction reporting, compliance, record-keeping and initial and on-going due diligence on customers. The Patriot Act also contains financial transparency laws and enhanced information collection tools and enforcement mechanisms for the U.S. government, including: due diligence and record-keeping requirements for private banking and correspondent accounts; standards for obtaining and verifying customer identification at account opening; and rules to produce certain records upon request of a regulator or law enforcement and to promote cooperation among financial institutions, regulators, and law enforcement in identifying parties that may be involved in terrorism, money laundering and other crimes. The Anti-Money Laundering Act of 2020 is intended to strengthen, modernize and streamline the existing AML regime. In May 2016, FinCEN issued a new rule that, since May 2018, has required certain financial institutions, including U.S. banks and broker-dealers, to obtain certain beneficial ownership information from legal entity clients. Failure to meet the requirements of the Bank Secrecy Act, the Patriot Act or FinCEN can lead to regulatory actions including significant fines and penalties as well as significant reputational damage.
Public Company Regulations – As the Parent’s Class A non-voting common stock is listed on the New York Stock Exchange (“NYSE”), we are subject to corporate governance requirements established by the SEC and NYSE, in addition to federal and state law. The Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) imposes certain requirements regarding the Company’s business arrangements with members of the Board of Directors, the structure of its Audit and Compensation Committees and internal control over financial reporting framework and assessment. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act. Management has determined that the Company's internal control over financial reporting as of December 31, 2024 was effective. See "Management's Report on Internal Control over Financial Reporting."
Wall Street Reform & Consumer Protection Act (the "Dodd-Frank Act") — In July 2010, Congress enacted extensive legislation known as the Dodd-Frank Act in which it mandated that the SEC and other regulators conduct comprehensive studies and issue new regulations based on their findings to control the activities of financial institutions in order to protect the financial system, the investing public and consumers from issues and failures of the type that occurred in the 2008-2009 financial crisis. Several new rules have been adopted to regulate and/or prohibit proprietary trading for certain deposit taking institutions, control the amount and timing of compensation to "highly paid" employees, require the adoption of policies to "clawback" erroneously awarded compensation to executive officers, mandate disclosure of information reflecting the relationship between executive compensation paid and the entity's financial performance, create new regulations around financial transactions with retirement plans and increase the disclosures provided to clients. The Consumer Financial Protection Bureau also implemented new rules affecting the interaction between financial institutions and consumers.

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

Fiduciary Standard — Rulemaking by the U.S. Department of Labor and SEC — Regulation Best Interest (“Reg BI”), which became effective in 2020, requires that a broker-dealer and its representatives act in the best interest of its retail clients and not place its own interests ahead of the customer’s interests. Reg BI does not define the term “best interest” but instead sets forth four distinct obligations, disclosure, care, conflict of interest and compliance, that a broker-dealer must satisfy in each transaction. In addition to passing Reg BI, the SEC also adopted rules (i) requiring broker-dealers and investment advisers to provide a written relationship summary to each client, and (ii) clarifying certain interpretations under the Advisers Act including but not limited to when a broker-dealer's activity is considered “solely incidental” to its broker-dealer business and is, therefore, not considered investment advisory activity (collectively, the “Reg BI Rules”). Implementation of Reg BI resulted in significant structural, technological and operational changes to our business, in addition to extensive ongoing training of our professionals. Ongoing compliance with Reg BI may limit revenue and result in increased costs, including, but not limited to, compliance costs associated with new or enhanced technology and may in the future lead to increased litigation costs.

In 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries to ERISA plans and IRAs. The PTE takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The effective date for compliance with the PTE was February 1, 2022. The Company implemented certain additional processes beyond the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

On October 31, 2023, the Department of Labor (“DOL”) proposed a “Retirement Security Rule” package that, if finalized, would replace the five-part test historically used to determine who was an investment advice fiduciary with a broader series of rules such that the fiduciary standard would apply to a wider range of client relationships. The DOL issued a final rule on April 23, 2024 and replaced the five-part test with a three-part test that removed certain conditions which were previously necessary to create a fiduciary relationship. The compliance date for the final rule was September 23, 2024, but in July 2024, two federal courts in Texas stayed the implementation of the final rule which remains stayed.

Privacy — U.S. federal law establishes minimum federal standards for financial privacy by, among other provisions, requiring financial institutions to adopt and disclose privacy policies with respect to consumer information and setting forth certain limitations on disclosure to third parties of consumer information. U.S. state law and regulations adopted under U.S. federal law impose obligations on the Company and its subsidiaries for protecting the security, confidentiality and integrity of client information, and require notice of data breaches to certain U.S. regulators, and, in some cases, to clients. In 2018, the State of California passed the California Consumer Privacy Act (“CCPA”) that applies to certain for-profit entities such as the Company that conduct business with residents of California. The CCPA required that specific privacy disclosures be given to California residents and that consumers be granted certain rights regarding their personal information held by businesses subject to the CCPA. The California Privacy Rights Act of 2020, effective January 1, 2023, subsequently amends the CCPA in a number of ways, including, without limitation, by introducing a new data category and additional privacy principles, as well as expanding data subject rights and establishing a dedicated privacy regulator. Enforcement began on July 1, 2023, and will only apply to violations occurring on or after this date. Additionally, a number of other states have adopted new privacy laws granting consumers various privacy rights that exceed the requirements set by federal law, which laws became effective in 2023 and 2024. Numerous other states are considering privacy legislation either along the lines of, or with more onerous requirements than, the CCPA, or have adopted new privacy laws that will go into effect in 2025 and 2026.

The General Data Protection Regulation (“GDPR”) imposes additional requirements for companies that collect or store personal data of European Union residents. The GDPR expands the scope of the EU data protection law to all foreign companies processing personal data of EU residents, imposes a strict data protection compliance regime, and includes new rights. Other jurisdictions have passed, or are proposing to pass, privacy legislation that is similar to the GDPR. Oppenheimer has adopted and disseminated privacy policies, and communicates required information relating to financial privacy and data security, in accordance with applicable law. Following Britain's January 2020 exit from the European Union ("EU") ("Brexit"), the UK adopted the UK GDPR, which incorporates the same key principles and requirements as the EU GDPR.
On May 16, 2024, the SEC adopted amendments to Regulation S-P, which requires SEC-regulated entities to adopt written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The final amendments require entities to notify individuals whose sensitive customer information was accessed or used without authorization within 30 days. The requirements set forth in these amendments, which the Company must comply with beginning in December 2025, are not expected to have a significant impact on the Company's business.
Money Market Funds — The SEC adopted amendments to the rules that govern money market mutual funds. The amendments make structural and operational reforms to address risks of excessive withdrawals over relatively short time frames by investors from money market funds, while preserving the benefits of the funds. Oppenheimer does not sponsor any money market funds. Oppenheimer utilizes such funds to a small extent for its own investment purposes and, as a result of the new rules, has extensively limited the availability of money market funds to its clients. Instead, the Company offers FDIC short-term bank deposit alternatives as cash sweep investments. The SEC and FINRA have previously expressed interest in reviewing the programs under which broker-dealers offer FDIC-insured accounts to clients and their potential impact on the financial system.
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
U.S. broker-dealers and SROs are required to report all equity and option life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers are required to submit customer account information to the repository. This has made the CAT the world's largest repository of securities transactions and client information. In June 2020, Oppenheimer, like other U.S. broker dealers, began reporting equity trades, and in July, 2020 non-complex option trades to the CAT. Oppenheimer began reporting complex option trades in 2021. Smaller broker-dealers were required to report equity and option trades in 2021. In May 2024, client personal information began to be submitted. The CAT NMS Plan requires SROs to create plans to eliminate duplicative reporting. In February, 2025, the SEC proposed to cease requiring the submission of client Personal Information (PII) effective immediately. The Company is making plans to cease submitting such information and to redact information previously submitted. The Company believes this action will significantly protect clients’ information.
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

Oppenheimer elects to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. (Freedom computes net capital under the basic formula as provided by the Net Capital Rule.) Under the alternative method, Oppenheimer is required to maintain a minimum "net capital", as defined in the Net Capital Rule, at least equal to 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers or $1.5 million, whichever is greater. "Aggregate debit items" are assets that have as their source transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or expulsion by FINRA, the SEC and other regulatory bodies and ultimately may require the firm's liquidation.
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
Compliance with the Net Capital Rule could limit those operations of the brokerage subsidiaries of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict the Company's brokerage subsidiaries' ability to withdraw excess net capital and transfer it to the Company or to other Operating Subsidiaries or to expand the Company's business. As of December 31, 2024, Oppenheimer and Freedom were in compliance with their regulatory requirements.
Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under the Investment Firms’ Prudential Regime (“IFPR”). Effective January 2022, IFPR changed its minimum capital requirement, which is now Sterling 750,000 (previously it was Euro 730,000). Oppenheimer Europe Ltd. is required to present the capital requirement in capital ratios, but is effectively unchanged when comparing performance to required regulatory minimums. As of December 31, 2024, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
Oppenheimer Investments Asia Limited was approved by the SFC to provide institutional fixed income and equities brokerage services to Hong Kong institutional investors and corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules. As of December 31, 2024, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
Oppenheimer Trust is a limited purpose trust company licensed by the Delaware State Bank Commissioner to provide fiduciary and related services. Oppenheimer Trust is required to maintain capital of $4.15 million. As of December 31, 2024, Oppenheimer Trust was in compliance with its capital requirements.

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
Our results of operations have been, in the past, and may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, weather events, public health epidemics, changes to global trade policies, tax legislation and tariffs and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices. The results of our Capital Markets business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell at anticipated price levels securities it purchased as an underwriter. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company's results of operations, financial condition and reputation. As a market maker and dealer, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company's holdings were more diversified.
During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Wealth Management business segment. Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from Assets Under Management ("AUM"), and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Wealth Management business segment. Additionally, increases in the fair value of OPY Class A non-voting common stock will likely result in higher compensation expense associated with the Oppenheimer stock appreciation rights (“OARs”) offered to certain employees as part of their compensation package.
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

Holding large and concentrated positions may expose us to losses. Concentration of risk may reduce revenues or result in losses in our market-making, investing, underwriting, block trading, and lending businesses in the event of unfavorable market movements, or when market conditions are more favorable for our competitors.
Changes in interest rates (especially if such changes are rapid), sustained low or high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company's businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue.
Prior to the Federal Reserve increasing the federal funds rate during its 2022 and 2023 monetary tightening cycle, the historical low interest rate environment substantially reduced the interest profits available to the Company through its margin lending and also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates continue to decrease in immediate future periods, which appears highly probable, and/or balances within our cash sweep products decrease, the Company's profitability will be negatively impacted.
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
Furthermore, we also incur credit and certain concentration risk in our Wealth Management business segment lending to mainly individual investors related to margin loans collateralized by securities. While Oppenheimer limits customer loans to an amount not greater than 65% of the fair value of the securities, our two largest customer accounts collectively comprise approximately 52% of the margin loans as of December 31, 2024.
Defaults by another large financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between these institutions. During 2023, several large regional banks failed and their operations were assumed by other institutions. During this period of uncertainty, markets were negatively impacted and clients redeployed their cash deposits to institutions deemed to be “safer”. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

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

Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. We have a contingency funding plan that would guide our actions in the event the Company’s liquidity sources used in the ordinary course of business are disrupted. However, factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding, including from our contingent funding sources. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading or operational losses, or a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. With the increase in the value of financial assets (particularly equity securities), utilities, of which we are a member, have significantly increased their deposit requirements, which are purported to reflect the risks to the financial system of members unable to meet their settlement obligations. Under some scenarios, such requirements required even on simple agency transactions could be so significant as to be beyond the Company’s ability to fund. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios, trading assets or corporate-owned life insurance policies, to meet maturing liabilities or other obligations. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.

Our short-term lines of credit are uncommitted in nature and subject to the risk that our lenders decline to fund a requested loan.

The Company has uncommitted short-term lines of credit in the form of bank call loans with multiple third-party financial institutions. All these arrangements are secured in nature, with the Company fully collateralizing any drawdowns with marketable securities. Under these arrangements, lenders are not contractually obligated to make loans to us and may decline to fund any requested loan in their sole discretion. It is possible that our lenders exit these uncommitted relationships or reduce the amount of our available funding, which could have a material adverse effect on our available liquidity and our ability to meet short-term obligations.
If the Company is unable to repay its outstanding indebtedness when due, its operations may be materially adversely affected.
The Company cannot assure that its operations will generate funds sufficient to repay its existing debt obligations as they come due. The Company's failure to repay its indebtedness and make interest payments as required by our debt obligations could have a material adverse effect on our results of operations and financial condition.
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

Our businesses are highly dependent on our ability to process and report, on a daily basis, a large number of transactions across numerous markets. Further shortening of settlement cycles may place additional stresses on our systems and resources and may impact our ability to perform these processes on a timely basis. We may introduce new products or services or change processes or reporting, including in connection with new regulatory requirements, resulting in new operational risks that we may not fully appreciate or identify. The trend toward direct access to automated, electronic markets and the move to more automated trading platforms has resulted in the use of increasingly complex technology that relies on the continued effectiveness of the programming code and integrity of the data to process the trades. We rely on the ability of our employees, consultants, and internal systems to operate our different businesses and process a high volume of transactions. Additionally, we are subject to complex and evolving laws and regulations governing cybersecurity, privacy and data protection, which may differ and potentially conflict, in various jurisdictions. As a participant in the global capital markets, we face the risk of incorrect valuation or risk management of our trading positions due to flaws in data, models, electronic trading systems or processes or due to fraud or cyber-attack.

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

The expectations of sound operational and informational security practices have risen among our clients and vendors, the public at large and regulators. Our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, cyber-attacks and breakdowns. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although cybersecurity incidents among financial services firms are on the rise, we have not experienced any material losses relating to cyber-attacks or other information security breaches, although such attacks are occurring more frequently and with increased sophistication. However, there can be no assurance that we will not suffer such losses in the future.
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
In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we may be subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state and international laws governing the protection of personally identifiable information. These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates such data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through system failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and related revenue.
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
Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications based on artificial intelligence, machine learning, or new approaches to data mining. Risks related to artificial intelligence, including our use of third-party products incorporating artificial intelligence, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. In addition, the SEC has recently proposed new rules on the use of artificial intelligence by investment advisers that could add to the compliance risks and burdens of using this technology.

We continue to evaluate emerging technologies like artificial intelligence, machine learning and generative artificial intelligence for incorporation into our business. State and federal regulations relating to these emerging technologies are quickly evolving, and, should we adopt such technologies, we may require significant resources to maintain our business practices while seeking to comply with applicable laws. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop incorporating such technologies and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results.
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

While the Company endeavors to purchase insurance coverage that is appropriate to its assessment of risk, it is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. The Company's business may be negatively affected if in the future its insurance proves to be inadequate or unavailable. Our ability to insure our property and insure against business interruption may be adversely affected by climate change and the refusal by insurance carriers to insure against certain resultant risks. In addition, insurance claims may divert management resources away from operating the business.

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

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. Reporting requirements in connection with climate change may place an increased burden on our business including adopting processes and procedures at increased cost to meet the data reporting measures that may be required. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of stockholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.

We are subject to risks relating to environmental, social, and governance (“ESG”) matters that could adversely affect our reputation, business, financial condition, and results of operations, as well as the price of our common stock.

Increasingly, our society and our business are faced with challenges associated with the implementation of policies and practices that are supportive of concerns related to environmental, social and governance (ESG) issues. We continue to explore implementing ESG considerations across our business practices and operations, a task complicated by the lack of consensus around a defining standard of ESG. We continue to focus on improving the resilience of our operations, fostering an inclusive workforce and maintaining a system of good corporate governance. However, our efforts in this regard may be insufficient and may expose the Company to reputational risk from entities purporting to "grade" ESG platforms, reductions in business with certain clients demanding greater ESG efforts or to regulatory expectation and enforcement if such practices ever become the subject of rule-making by regulators to whom we are subject.

We are subject to risks, including reputational risk, associated with ESG issues. The public holds diverse and often conflicting views on ESG topics. As a financial institution, we have multiple stakeholders, including our stockholders, clients, employees, federal, state and other regulatory authorities, as well as the communities in which we operate, and these stakeholders will often have differing priorities and expectations regarding ESG issues. Recently, anti-ESG sentiment has gained some momentum across the United States, with several states and the federal government (including the SEC) having enacted or proposed “anti-ESG” policies or legislation, or issued related legal opinions. If we take action in conflict with one or another of those stakeholders’ expectations, we could experience an increase in client complaints, a loss of business, or reputational harm. We could also face negative publicity or reputational harm based on the identity of those with whom we choose to do business. Any adverse publicity in connection with ESG issues could damage our reputation, and negatively impact our ability to attract and retain clients and associates, compete effectively, and grow our business.

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

Moreover, there has been increased regulatory focus on ESG-related practices of investment managers. A growing interest on the part of investors and regulators in ESG factors, and increased demand for, and scrutiny of, ESG-related disclosures by asset managers has likewise increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies offered to our clients or of our ESG efforts or initiatives, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. The change in administrations at the federal level may significantly impact expectations around ESG policies and our ability to foresee necessary changes to meet societal standards.

REGULATORY AND COMPLIANCE RISKS
The Company is subject to extensive securities regulation and the failure to comply with these regulations could subject it to monetary penalties or sanctions.
The securities industry and the Company's business are subject to extensive regulation by the SEC, state securities regulators, other governmental regulatory authorities and industry SROs. The Company may be adversely affected by new or revised legislation or regulations or changes in the interpretation or enforcement of existing laws and rules by these governmental regulatory authorities and self-regulatory organizations.
Oppenheimer is a broker-dealer and investment adviser registered with the SEC and is primarily regulated by FINRA. Broker-dealers and investment advisers are subject to regulations which cover all aspects of the securities business, including, without limitation sales methods and supervision, underwriting, trading practices by and among broker-dealers and investment advisers, emerging standards concerning fees and charges imposed on clients for fee-based programs, use and safekeeping of customers' funds and securities, anti-money laundering and Patriot Act compliance, capital structure of securities firms, trade and regulatory reporting, cybersecurity, pricing of services, compliance with Department of Labor ("DOL") rules and regulations for retirement accounts, compliance with lending practices (Regulation T), record keeping, and the conduct of directors, officers and employees.
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
If the Company is found to have violated any applicable laws, rules or regulations, formal administrative or judicial proceedings may be initiated against it that may result in censure, fine, civil or criminal penalties, including treble damages in the case of insider trading violations, the issuance of cease-and-desist orders, the limitation, suspension or termination of our broker-dealer or investment advisory activities, the suspension or disqualification of our officers or employees; or other adverse consequences.
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
U.S. and foreign governments have taken regulatory actions impacting the investment management industry, and may continue to take further actions, including expanding current (or enacting new) standards, requirements and rules that may be applicable to us and our subsidiaries, particularly those subsidiaries that are SEC registered investment advisers. For example, the SEC and several states and municipalities in the United States have adopted "pay-to-play" rules, which could limit our ability to charge advisory fees. Such "pay-to-play" rules could affect the profitability of the advisory portion of our business. Additionally, the use of "soft dollars," where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors has been mostly prohibited in Europe and is periodically reexamined in the U.S. and may be limited or modified in the future. The use of various mutual fund share classes as well as "held away" positions has also come under significant regulatory scrutiny. Furthermore, new regulations regarding the management of hedge funds and the use of certain investment products may impact our investment management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund business.
Additionally, Reg BI requires, among other things, that a broker-dealer and its representatives act in the best interest of such client and not place its own interests ahead of the customer’s interests when making a recommendation to that client of any securities transaction or investment strategy. Reg BI may limit revenue and has increased, and will likely continue to increase costs, including, but not limited to, compliance costs associated with new or enhanced technology as well as increased litigation costs. (see “Business – Regulation – Fiduciary Standard – Rulemaking by the U.S. Department of Labor and SEC” in Part I, Item 1).
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

In the normal course of business, the Operating Subsidiaries have been and continue to be the subject of numerous civil actions and arbitrations arising out of customer complaints (including complaints from non-customers asserting standing) relating to our activities as a broker-dealer and investment adviser, as an employer and as a result of other business activities. The risks associated with litigation, claims and assessments are oftentimes difficult to quantify. If the Company misjudged the amount of damages that may be assessed against it from pending or threatened claims, or if the Company is unable to adequately estimate the amount of damages that will be assessed against it from claims that arise in the future and reserve accordingly, its financial condition and results of operations may be materially adversely affected.

RISK MANAGEMENT
The Company's risk management policies and procedures may leave it exposed to unidentified risks or an unanticipated level of risk.
The policies and procedures the Company employs to identify, monitor and manage risks may not be fully effective. Some methods of risk management are based on the use of historical information. As a result, these methods may not predict future risk exposures, which could be significantly greater than historical measures indicate. Other risk management methods depend on evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible. This information may not be accurate, complete or up-to-date or properly evaluated. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to properly record and verify a large number of transactions and events. The Company cannot give assurances that its policies and procedures will effectively and accurately record and verify this information.

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting processes and/or systems. The Company believes that it effectively evaluates and manages the market, credit, liquidity and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company’s risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Various regulators periodically review the companies’ risk control practices, and, if found inadequate, bring enforcement actions and seek sanctions against such firms.
RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK
The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.

The Company issues two classes of shares, Class A non-voting common stock (the “Class A Stock") and Class B voting common stock (the "Class B Stock"). At December 31, 2024, there were 99,665 shares of Class B Stock outstanding compared to 10,231,736 shares of Class A Stock outstanding. The voting power associated with the Class B Stock allows holders of the

Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B Stock is held by an entity controlled by Mr. Albert Lowenthal, the Chairman and CEO of the Company, which allows Mr. Lowenthal to control all matters requiring stockholder approval. Due to the lack of voting power, the holders of the Class A Stock have limited influence on corporate matters. The voting power of the holders of the Class B Stock may have the effect of depressing the price of the Company's Class A Stock, and delaying or preventing a change in control of the Company or resulting in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" votes at the Company. The presence of the Class B stock may also result in the Company receiving low “ESG scores” by some parties, which could result in unforeseeable consequences to the Company.
The trading volume in the Company's Class A Stock is less than that of larger financial services companies.
Although the Company's Class A Stock is listed for trading on the NYSE, the trading volume in the Class A Stock is less than that of larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the company has no control. Given the lower trading volume of the Company's Class A Stock and an overall reduction of outstanding shares through share repurchases in recent years, significant sales of shares of the Company's Class A Stock, or the expectation of these sales, could cause the Company's Class A Stock price to fall and increase the volatility of the Class A Stock generally.

The Company is the holding company of several operating subsidiaries, and is reliant on dividends and other sources of funding from those subsidiaries to pay dividends to holders of Class A Stock and meet other obligations.

As a holding company, we are dependent on dividends and other sources of liquidity from our various Operating Subsidiaries in order to meet any debt service obligations, make dividend payments to holders of Class A Stock once declared by our Board of Directors and meet our other obligations. Some of our Operating Subsidiaries are subject to laws and regulations that may restrict the timing and/or amount of dividends that can be distributed to the Company, or provide the regulators such as the SEC or FINRA with the ability to prohibit or reduce the amount of any planned dividend distributions to the Parent. Such restrictions could adversely impact the price of the Company’s Class A Stock and/or could impair our ability to pay dividends to holders of Class A Stock.

Our ability to pay future dividends to holders of Class A Stock is subject to the Board of Directors’ discretion and may be impacted by our financial and operating results.

Our Board of Directors declared cash dividends of $0.66 per share in 2024 to holders of Class A and Class B Stock and also authorized the Company to repurchase shares of its Class A Stock. The declaration and payment of future cash dividends and authorization of future share repurchases is subject to the Board of Director’s discretion and may be impacted by a number of factors, including but not limited to our net income levels, ability to generate positive operating cash flows, subsidiary capital requirements and general financial and business conditions.
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

At times, the Financial Accounting Standards Board (the “FASB”) and the SEC may amend or introduce new accounting standards or interpretive guidance that could impact the preparation of our financial statements. The nature and timing of these changes can be difficult to predict and can have a material impact on our financial statements. In some cases, the new or revised accounting standards may require retrospective application, which would result in us restating prior-period financial statements.
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
Changes in economic and political conditions, including economic output levels, interest and inflation rates, employment levels, trade policies and tariffs, prices of commodities including oil and gas, exogenous market events, consumer confidence levels, public health emergencies, weather events and consequential damage, and fiscal and monetary policy can affect market conditions. For example, the Federal Reserve's policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments. The market impact from such policies also can decrease materially the value of certain of our financial assets, most notably debt securities. Changes in the Federal Reserve's policies are beyond our control and, consequently, the impact of these changes on our activities and results of our operations are difficult to predict. While many global financial markets have shown signs of improvement in recent years, uncertainty remains. A period of sustained downturns and/or volatility in the securities markets, and/or prolonged levels of increasing interest rates, could lead to a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors which could significantly impair our revenues and profitability.

U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Concerns about the EU, including Brexit, and the stability of the EU's sovereign debt, has caused uncertainty and disruption for financial markets globally. Hostilities between Russia and Ukraine, the conflict between Israel, Hamas and Iran, as well as related disruptions of shipping routes in the Red Sea and related military action, and military and other risks related to China's territorial claims adversely affecting its neighbors including Taiwan, could have unforeseen and negative impacts upon the markets and the Company and its operations.

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

•A portion of the Company's revenues are derived from various asset management advisory fees that often are primarily comprised of base management and performance (or incentive) fees. Management fees are primarily based on assets under management. Assets under management balances are impacted by net inflow/outflow of client assets and changes in market values. Poor investment performance by the Company's funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new investors and thus further impact the Company's business and financial condition. If the Company experiences losses of managed accounts, fee revenue will decline. In addition, in periods of declining market values, the values of assets under management may ultimately decline, which would negatively impact fee revenues.
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

These arrangements have increased the competitive pressures on sales commissions and have affected the value the Company's clients place on high-quality research. Moreover, the Company's inability to reach agreement regarding the terms of unbundling arrangements with institutional clients who are actively seeking such arrangements could result in the loss of those clients, which would likely reduce the level of institutional commissions. The Company believes that price competition and pricing pressures in these and other areas will continue as institutional investors continue to reduce the amounts they are willing to pay, including reducing the number of brokerage firms they use, and as some of our competitors seek to obtain market share by reducing fees, commissions or margins. The announcement by several large securities firms as well as a similar “no commission” offering by retail firms utilizing the internet and electronic trading have proven popular among retail clients both new to securities markets as well as some experienced investors and will only add to this pricing pressure, especially on firms like ours that cater to retail investors. Additional pressure on sales and trading revenue may impair the profitability of the Company's business.
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
•we engage cyber security consultants and auditors to perform tabletop exercises and evaluate our cyber processes including an assessment of our incident response procedures. Identified risks are formally tracked until mitigated or eliminated;
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

We have processes to evaluate third party service providers and vendors that have access to sensitive systems and Company and customer data, which does include the use of cybersecurity questionnaires and due diligence procedures such as assessments of that service provider’s cybersecurity posture.

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

Board Oversight

The Board of Directors, both directly and through the Audit Committee, oversees management’s responsibility of ensuring proper functioning of our cybersecurity risk management program. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate cybersecurity risks. Recently the Audit Committee added a member with significant cybersecurity experience. The Audit Committee receives a cybersecurity update at each regular meeting of the Board covering cybersecurity risks, cybersecurity staffing and staff development including certifications and training. These updates are given either in person by the CIO and CISO or in written presentations created by them.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $12 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in numerous arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Oppenheimer has settled or an award has been rendered and paid in all but one of the Horizon-related arbitrations.

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

The Company paid cash dividends of $0.66 per share in 2024 to holders of Class A and Class B Stock for a total of $6.8 million. The Company paid cash dividends of $0.60 per share in 2023 to holders of Class A and Class B Stock for a total of $6.5 million. The Company paid cash dividends of $0.60 per share in 2022 to holders of Class A and Class B Stock for a total of $7.0 million. The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.

As of December 31, 2024, there were 1,434,968 shares of Class A Stock underlying outstanding restricted share awards. The Class A Stock underlying all vested restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.
(b) The following table sets forth information about the stockholders of the Company as of February 27, 2025 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares Outstanding	Number of Stockholders of Record
Class A Stock	10,425,575	86
Class B Stock	99,665	32
(c) Share-Based Compensation Plans
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan, which expired by its terms on February 26, 2024.
On March 1, 2024, the Company adopted the Oppenheimer Holdings Inc. 2024 Incentive Plan (the "2024 OIP") pursuant to which the Compensation Committee of the Board of Directors of the Company may grant options to purchase Class A Stock, restricted Class A Stock awards and Class A Stock awards to officers, directors and key employees of the Company and its subsidiaries. The 2024 OIP received stockholder approval at the Annual Meeting of Stockholders on May 6, 2024.
The Company's share-based compensation plans are described in note 17 to the consolidated financial statements appearing in Item 8.
(d) Share Performance Graph
The following graph shows cumulative total stockholder return over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Diversified Financial Index (S&P 500 / Diversified Financials – S5DIVF):

As of December 31,	2019	2020	2021	2022	2023	2024
Oppenheimer Class A Stock	100	120	174	156	153	238
S&P 500	100	116	148	119	148	183
S&P 500 / Diversified Financials	100	110	147	129	147	187
Stock Buy-Back
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

During the year ended December 31, 2024, the Company purchased and canceled an aggregate of 243,806 shares of Class A Stock for a total consideration of $9.6 million ($39.39 per share) under its share repurchase program. As of December 31, 2024, 497,893 shares remained available to be purchased under its share repurchase program. During the year ended December 31, 2023, the Company purchased and canceled an aggregate of 1,684,287 shares of Class A Stock for a total consideration of $60.6 million ($36.00 per share) under its share repurchase program. As of December 31, 2023, 223,699 shares remained available to be purchased under the share repurchase program. For additional information on the Company’s share repurchase program, see Note 12 to the Consolidated Financial Statements.
Any such share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, tax impact and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.
There were no purchases of shares of Class A Stock during the fourth quarter of 2024.

Item 6. Reserved

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2024 and 2023. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2022, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2024, we provided our services from 88 offices in 25 states located throughout the United States, offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At December 31, 2024, client assets under management ("AUM") totaled $49.4 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs and as well as the net asset value of private placement of alternative investments offered by and held by clients of the firm. Client assets under administration ("CAUA") as of December 31, 2024 totaled $129.5 billion. CAUA includes AUM and the other assets for which the firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware Inc. and discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. At December 31, 2024, the Company employed 3,018 employees (2,977 full-time and 41 part-time), of whom 931 were financial advisors.
Outlook
We are focused on growing our wealth management business through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses, including integrating new technology platforms to expand the suite of services offered to our clients and onboarding experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking, we are committed to growing our footprint by adding experienced bankers within our existing industry practices as well as new industry practices where we believe we can be successful.

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

The Company also reviews its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our stockholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make an acquisition of 100% of a business or make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.
Impact of Change in Short-term Interest Rates

After decreasing the federal funds rate for the first time in nearly 14 months with a 50 bps reduction in September of 2024, the Federal Reserve (the “FED”) enacted two separate 0.25% rate cuts in the fourth quarter of 2024, lowering the target fed funds range to 4.25% - 4.50% – a full percent below its recent peak. Projections of the federal funds rate released by the FED after its December meeting indicate that they expect two additional rate cuts in 2025, which is reduced from previous forecasts and reflective of the FED’s stated intention of proceeding with a cautious approach dependent on inflation and employment data. Recent employment figures reflect a stronger economy than earlier projected and may impact future interest rate decisions. Plans announced by the incoming administration including actions on tariffs and immigration status of undocumented persons may tend to weaken economic activity and could also impact future interest rate decisions.

Potential decreases to the federal funds rate may impact our interest-based revenues. While decreases in interest rates will lower fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on customer margin loans and earns on other interest-sensitive assets, which will have a negative impact on our earnings.

Israel-Hamas War and Conflict with Hezbollah and Iran

On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The war has now finished its second year and has seen a significant escalation in a longstanding conflict between Israel and Hezbollah, the Lebanese-based militant group. The conflict was further intensified in 2024 by the direct entry of Iran, which launched a missile attack on Israel. Despite a recently announced ceasefire, there remains a risk that these conflicts could expand into a wider regional war which could have an adverse impact on the worldwide economy, financial markets and thus on our business. At this time, these conflicts have not yet had a material impact on our business operations in Israel or elsewhere.

EXECUTIVE SUMMARY

The firm registered strong results of operations for the year ended 2024 on the back of record high revenue generated by our diverse businesses. Our reported results were negatively impacted (with full year expense totaling $32.6 million pre-tax) by the increase in our stock price in 2024 and its conversion to expense in certain liability awards previously made to employees, making the recent recognition of our stock by investors, a mixed blessing.

Our results were buoyed by an equities market that had a strong increase in popular averages, as lower interest rates and a strong domestic economy powered the S&P 500 to 57 new record closes and its best consecutive years in over two decades. Equity markets were led by significant increases in the performance of the “Magnificent Seven,” propelled by the expectation of the impact of A.I. on the economy in future years. Most economic indicators currently suggest that the economy is well on its way to achieving a “soft landing” as we move further into 2025.

The continued rise of the markets drove the outstanding results shown in our Wealth Management business. Asset-based advisory fees, in particular, grew significantly from the prior year in large part due to AUM reaching a fourth-consecutive all-time high at year-end. Retail trading volumes also remained elevated throughout the year, boosting transaction-based commissions. However, these positive drivers were offset to a degree by both lower interest-sensitive sweep income owing to lower average sweep balances, as well as higher share-based compensation expenses associated with stock appreciation rights granted to financial advisors. In the fourth quarter of 2024 alone, we recognized $20.5 million of expense related to these stock appreciation rights due to the significant increase in share price of our Class A non-voting common stock. In comparison, we recognized a relatively modest expense of $4.3 million in the fourth quarter of 2023.

In our Capital Markets businesses, we saw our 2024 investment banking results benefit from a somewhat improved market environment which drove higher new issuance and transaction activity levels when compared to the prior year. Though our revenues increased in 2024, we believe that capital markets conditions (and related transaction volumes) have yet to reach their full potential and expect that our business will stand to benefit when they do. Our institutional trading business also performed quite well in 2024, with higher sales and trading revenues attributed to greater volumes and increased market share.

Overall, we are extremely pleased with the accomplishments that we achieved in 2024. We ended the year with record revenues, AUM, stockholders’ equity and book value per share levels, and a significantly de-levered balance sheet after completing the redemption of our senior secured notes earlier in the fourth quarter of 2024. We remain optimistic about our future and look forward to continuing to serve our clients.

RESULTS OF OPERATIONS

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
REVENUE
Commissions	$409,710	$349,248	17.3	$349,248	$370,382	(5.7)
Advisory fees	483,433	415,679	16.3	415,679	425,615	(2.3)
Investment banking	176,447	117,665	50.0	117,665	127,529	(7.7)
Bank deposit sweep income	138,770	172,807	(19.7)	172,807	104,558	65.3
Interest	135,537	104,550	29.6	104,550	60,713	72.2
Principal transactions, net	54,684	65,347	(16.3)	65,347	21,031	210.7
Other	33,915	23,529	44.1	23,529	1,113	2,014.0
Total revenue	1,432,496	1,248,825	14.7	1,248,825	1,110,941	12.4
EXPENSES
Compensation and related expenses	936,814	782,396	19.7	782,396	740,827	5.6
Communications and technology	99,361	91,321	8.8	91,321	85,474	6.8
Occupancy and equipment costs	63,852	66,002	(3.3)	66,002	59,897	10.2
Clearing and exchange fees	27,641	24,928	10.9	24,928	25,566	(2.5)
Interest	87,991	68,599	28.3	68,599	23,846	187.7
Other	111,080	168,809	(34.2)	168,809	129,777	30.1
Total expenses	1,326,739	1,202,055	10.4	1,202,055	1,065,387	12.8
Pre-tax income	105,757	46,770	126.1	46,770	45,554	2.7
Income tax provision	34,510	16,498	109.2	16,498	13,444	22.7
Net Income	$71,247	$30,272	135.4	$30,272	$32,110	(5.7)

Net income (loss) attributable to non-controlling interest, net of tax	(310)	93	*	93	(241)	*

Net income attributable to Oppenheimer Holdings Inc.	$71,557	$30,179	137.1	$30,179	$32,351	(6.7)
*Percentage not meaningful

Fiscal 2024 compared to Fiscal 2023

Revenue

•Commission revenue was $409.7 million for the year ended December 31, 2024, an increase of 17.3% compared with $349.2 million for the year ended December 31, 2023 due to higher overall client activity.

•Advisory fees were $483.4 million for the year ended December 31, 2024, an increase of 16.3% compared with $415.7 million for the year ended December 31, 2023 due to higher management fees from advisory programs attributable to record billable AUM levels.

•Investment banking revenue was $176.4 million for the year ended December 31, 2024, an increase of 50.0% compared with $117.7 million for the year ended December 31, 2023 due to higher transaction and new issuance volumes.

•Bank deposit sweep income was $138.8 million for the year ended December 31, 2024, a decrease of 19.7% compared with $172.8 million for the year ended December 31, 2023 due to lower cash sweep balances and lower short-term interest rates.

•Interest revenue was $135.5 million for the year ended December 31, 2024, an increase of 29.6% compared with $104.6 million for the year ended December 31, 2023 primarily due to higher average margin loan balances and security inventories.

•Principal transactions revenue was $54.7 million for the year ended December 31, 2024, a decrease of 16.3% compared with $65.3 million for the year ended December 31, 2023 primarily due to lower realized and unrealized gains from government securities trading activities.

•Other revenue was $33.9 million for the year ended December 31, 2024, an increase of 44.1% compared to $23.5 million for the year ended December 31, 2023 primarily due to higher death benefit proceeds.

Expenses

•Compensation and related expenses totaled $936.8 million during the year ended December 31, 2024, an increase of 19.7% compared with the year ended December 31, 2023 primarily due to higher salary expense, production-related expenses, incentive compensation costs and elevated expenses associated with Oppenheimer stock appreciation rights (“OARs”), which were adversely impacted by the significant increase in the OPY Class A Share price. Compensation and related expenses as a percentage of revenue was 65.4% for the year ended December 31, 2024 compared with 62.7% for the year ended December 31, 2023.

•Non-compensation expenses were $389.9 million during the year ended December 31, 2024, a decrease of 7.1% compared with $419.7 million during the year ended December 31, 2023 largely due to the absence of significant legal and regulatory costs, partially offset by an increase in interest expense.

•The effective income tax rate for the year ended December 31, 2024 was 32.6% compared with 35.3% for the year ended December 31, 2023 primarily due to the absence of the non-deductible $13.0 million regulatory settlement, which was recorded in 2023.

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

•Other revenue was $23.5 million for the year ended December 31, 2023, a significant increase compared to $1.1 million for the year ended December 31, 2022 primarily due to increases in the cash surrender value of Corporate-owned life insurance during 2023, which fluctuates based on changes in fair value of the policies' underlying investments.

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

BUSINESS SEGMENTS

The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and years ended December 31, 2024 and 2023. Effective in the fourth quarter of 2024, the Company combined the former Private Client and Asset Management business segments to form the Wealth Management segment. Our Capital Markets and Corporate/Other segments were not impacted by these changes. To provide historical information on a basis consistent with the revised segment presentation, the Company recast prior period segment results.

(Expressed in thousands)
	For the Three Months Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2024	2023	% Change
Revenue
Wealth Management	253,515	225,279	12.5	972,052	890,185	9.2
Capital Markets	119,325	81,457	46.5	447,579	345,897	29.4
Corporate/Other	2,577	1,553	65.9	12,865	12,743	1.0
Total	375,417	308,289	21.8	1,432,496	1,248,825	14.7
Pre-Tax Income (Loss)
Wealth Management	53,708	60,070	(10.6)	265,739	218,533	21.6
Capital Markets	(4,975)	(18,179)	(72.6)	(39,596)	(62,961)	(37.1)
Corporate/Other	(31,666)	(24,059)	31.6	(120,386)	(108,802)	10.6
Total	$17,067	$17,832	(4.3)	$105,757	$46,770	126.1

Wealth Management
Wealth Management reported revenue of $972.1 million for the year ended December 31, 2024, 9.2% higher compared with the prior year. Pre-tax income was $265.7 million, an increase of 21.6% from the prior year.

(Expressed in thousands, except financial advisor headcount or otherwise indicated)
	For the Years Ended December 31,
	2024	2023	% Change
Revenue	$972,052	$890,187	9.2
Commissions	221,558	186,496	18.8
Advisory fees	483,390	415,450	16.4
Bank deposit sweep income	138,771	172,807	(19.7)
Interest	88,714	85,105	4.2
Other	39,619	30,329	30.6

Total Expenses	$706,313	$671,652	5.2
Compensation	514,227	424,031	21.3
Non-compensation	192,086	247,621	(22.4)

Pre-Tax Income	$265,739	$218,535	21.6

Compensation Ratio	52.9%	47.6%	11.1
Non-compensation Ratio	19.8%	27.8%	(28.8)
Pre-Tax Margin	27.3%	24.5%	11.4

AUA (billions)	$129.5	$118.2	9.6
AUM (billions)	$49.4	$43.9	12.5
Cash Sweep Balances (billions)	$3.0	$3.4	(11.8)
Financial Advisor Headcount	931	931	—

•Retail commissions increased significantly from the prior year due to higher overall client activity.
•Advisory fees increased 16.4% from the prior year due to higher billable AUM during the year.
•Bank deposit sweep income for the full year decreased $34.0 million or 19.7% from the prior year due to lower short-term interest rates and lower cash sweep balances.
•Interest revenue increased 4.2% from the prior year due to higher average margin loan balances.
•Other revenue increased 30.6% compared with the prior year primarily due to higher death benefit proceeds and allocated syndicate fess.
•AUM were $49.4 billion, a new record at December 31, 2024, which is the basis for advisory fee billings for January 2025.
•The increase in AUM from December 31, 2023 to December 31, 2024 was comprised of higher asset values of $6.4 billion on existing client holdings, offset by net distributions of $0.9 billion
•Compensation expenses increased 21.3% from the prior year primarily due to greater production-related expenses and elevated costs associated with share appreciation rights.
•Non-compensation expenses decreased 22.4% from the prior year primarily due to significantly lower legal and regulatory costs.

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2024:

(Expressed in millions)
	For the Year Ended December 31, 2024
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$38,143	$7,853	$(8,564)	$5,607	$43,039
Institutional Fixed Income (2)	852	167	(139)	36	916
Alternative Investments:
Hedge funds (3)	3,463	160	(381)	773	4,015
Private Equity Funds (4)	1,107	156	(53)	(25)	1,185
Portfolio Enhancement Program (5)	305	5	(82)	—	228
	$43,870	$8,341	$(9,219)	$6,391	$49,383

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
(3)Hedge funds represent investments in strategies including long/short equity, global macro, event driven, merger arbitrage, multi-strategy and credit. They may be single manager or fund of funds.
(4)Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co- investment opportunities.
(5) The portfolio enhancement program sells uncovered, far out-of-the-money puts and calls on the S&P 500 Index. The     program is market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.

Capital Markets
Capital Markets reported revenue of $447.6 million for the year ended December 31, 2024, 29.4% higher compared with the prior year. Pre-tax loss was $39.6 million compared with a pre-tax loss of $63.0 million for the prior year.

(Expressed in thousands, except otherwise indicated)
	For the Years Ended December 31,
	2024	2023	% Change
Revenue	$447,579	$345,897	29.4

Investment Banking	$166,785	$111,734	49.3
Advisory fees	107,222	69,623	54.0
Equities underwriting	46,181	33,904	36.2
Fixed income underwriting	11,844	6,594	79.6
Other	1,538	1,613	*

Sales and Trading	$277,262	$231,867	19.6
Equities	134,854	128,216	5.2
Fixed income	142,408	103,651	37.4

Other	$3,532	$2,296	53.8

Total Expenses	$487,175	$408,858	19.2
Compensation	323,612	269,330	20.2
Non-compensation	163,563	139,528	17.2

Pre-Tax Loss	$(39,596)	$(62,961)	(37.1)

Compensation Ratio	72.3%	77.9%	(7.2)
Non-compensation Ratio	36.5%	40.3%	(9.4)
Pre-Tax Margin	(8.8)%	(18.2)%	(51.6)
* Percentage not meaningful
•Advisory fees earned from investment banking activities increased 54.0% compared with the prior year due to an increase in restructuring-related mandates and higher transaction volumes, particularly in the healthcare industry.
•Equities underwriting fees increased 36.2% compared with the prior year due to higher new issuance volumes.
•Fixed income underwriting fees were up 79.6% compared with the prior year primarily driven by an uptick in new issuance activity.
•Equities sales and trading increased 5.2% compared with the prior year due to higher trading volumes.
•Fixed income sales and trading increased 37.4% compared with the prior year driven by higher trading income attributable to higher volumes and increased market share
•Compensation expenses were higher than the prior year due to greater incentive compensation accruals and higher salary expenses associated with opportunistic hires.
•Non-compensation expenses were 17.2% higher compared with the prior year mainly due to an increase in interest expense in financing trading inventories.

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

The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. The valuation of financial instruments are classified in Level 3 of the fair value hierarchy and consists of valuation techniques that incorporate one or more significant unobservable inputs, and therefore requires the greatest amount of management judgment. As of December 31, 2024, the Company had $5.3 million in financial instruments, comprised of auction rate securities and trade claims, classified within Level 3 of the fair value hierarchy. See note 8 to the consolidated financial statements appearing in Item 8 for further information on the fair value definition, Level 1, Level 2 and Level 3 and related valuation techniques.

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

Income Taxes

Critical estimates – We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. We are also subject to the tax laws of our international subsidiaries and branches. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. We record uncertain tax positions in accordance with ASC 740, "Income Taxes", on the basis of a two-step process whereby we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and, for those tax positions that meet the more-likely-than-not recognition threshold, we will recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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
New Accounting Pronouncements
The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB") have not yet been adopted by the Company:

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB issued this ASU in December of 2023 to enhance the transparency and decision usefulness of income tax disclosures. The amendments require certain entities to enhance the annual reconciliation of its statutory income tax rate to its effective tax rate by mandating the disclosure of the impact associated with specific categories and requiring separate disclosure for reconciling items exceeding certain quantitative thresholds. The amendments also require entities to annually disclose the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes, with separate disclosure of individual jurisdictions exceeding 5% of total income taxes paid. The new guidance, which becomes effective in 2025, will not have an impact on our financial position or results of operations since it only amends certain disclosures.

ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

The FASB issued this ASU in November of 2024 which will require public business entities to disclose specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization at each interim and annual reporting period. The new guidance, which becomes effective in 2027, will not have an impact on our financial position or results of operations since it only amends certain disclosures.
LIQUIDITY AND CAPITAL RESOURCES
Total assets increased by 17.7% from December 31, 2023 to December 31, 2024. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). Oppenheimer has uncommitted arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, changes in stock loan balances and financing through repurchase agreements. At December 31, 2024, the Company had a $252.1 million outstanding bank loan balance. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.1 million and $386,200, respectively, at December 31, 2024. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.
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
Senior Secured Notes

On September 19, 2024, the Company issued a notice of redemption to the holders of its 5.50% Senior Secured Notes due in 2025 (the “Notes”) stating that it intended to redeem all of the $113.05 million aggregate principal amount of the Notes outstanding on October 10, 2024. The redemption price was equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. All of the Notes were redeemed on October 10, 2024 and none remain outstanding.

The Notes were jointly and severally and fully and unconditionally guaranteed on a senior secured basis by E.A. Viner International Co. and Viner Finance Inc. (together, the "Subsidiary Guarantors"). The following tables present the required selected financial information as of December 31, 2024 and for the twelve months ended December 31, 2024 for the Parent and Subsidiary Guarantors related to the previously outstanding Notes.

(Expressed in thousands)	As of
December 31, 2024
Total Assets	$2,441,237
Due From Non-Guarantor Subsidiary	86,229
Total Liabilities	573,873
Due To Non-guarantor Subsidiary	15,486

For the Year Ended
December 31, 2024
Total Revenue	$10,558
Pre-Tax Income	1,174
Net Income	2,319

Subsequent to our redemption of the Notes on October 10, 2024, at the Company's request, both S&P and Moody's withdrew their ratings. Immediately prior to the redemption of the Notes, S&P’s Corporate Family rating and rating on the Notes was a 'BB-' with a stable outlook while Moody’s Corporate Family rating and rating on the Notes was a “Ba3” with a stable outlook.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the auction rate securities and trade claims, are mainly comprised of actively trading, readily marketable securities.

We issued $25.4 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2024 ($21.5 million for the year ended December 31, 2023) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements and warehouse facilities. Bank borrowings are uncommitted in nature and, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2024, bank call loans were $252.1 million (zero at December 31, 2023). The average daily bank loan outstanding for the year ended December 31, 2024 was $167.7 million ($49.4 million for the year ended December 31, 2023). The largest daily bank loan outstanding for the year ended December 31, 2024 was $350.7 million ($167.3 million for the year ended December 31, 2023).
At December 31, 2024, securities loan balances totaled $235.5 million ($285.0 million at December 31, 2023). The average daily securities loan balance for the year ended December 31, 2024 was $305.8 million ($327.0 million for the year ended December 31, 2023). The largest daily stock loan balance for the year ended December 31, 2024 was $425.3 million ($391.5 million for the year ended December 31, 2023).
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
At December 31, 2024, the gross balances of reverse repurchase agreements and repurchase agreements were $68.1 million and $999.8 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2024 was $322.0 million and $1,179.70 million, respectively ($107.6 million and $547.1 million, respectively, for the year ended December 31, 2023). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2024 was $671.2 million and $1,118.0 million, respectively ($506.4 million and $806.9 million, respectively, for the year ended December 31, 2023).
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

We have Corporate-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $98.8 million as of December 31, 2024.
We regularly review our sources of liquidity and financing and conduct internal stress analysis to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Our reviews have resulted in a contingency funding plan that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.
Our primary long-term cash requirements include $173.3 million of operating lease obligations. The total cash requirement for operating lease obligations is estimated to be approximately $11.8 million for the 2025 year.

Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2024	2023
Cash used in operating activities	$(108,168)	$(18,810)
Cash used in investing activities	(3,839)	(15,561)
Cash provided by (used in) financing activities	116,322	(74,761)
Net increase (decrease) in cash and cash equivalents and restricted cash	$4,315	$(109,132)
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

During periods of high volatility, we have seen increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry utilities such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. Recent reductions in the settlement cycle to one day are believed to have reduced such requirements. All such requirements have been met in the ordinary course with available collateral.

REGULATORY MATTERS AND DEVELOPMENTS
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” herein for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2024, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See “Business – Regulatory - Regulatory Capital Requirements” in Part I, Item 1 and note 19 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.
On December 20, 2024, the SEC adopted rule amendments to SEC Rule 15c3-3 (the customer protection rule) to require certain broker-dealers, including those with average total credits (amounts owed to customers) equal to or greater than $500 million, to increase the frequency with which they perform computation of the net cash they owe customers and proprietary accounts of other broker-dealers ("PAB") from weekly to daily. Impacted entities must perform the customer and PAB reserve computations daily beginning no later than December 31, 2025. We anticipate that the new amendments will impact our principal broker dealer and may result in an increase in required staffing levels.
The Organization for Economic Co-operation and Development (“OECD”) issued the Global Anti-Base Erosion Model Rules (“Pillar II”), which among its provisions, requires companies to pay a minimum corporate tax rate of 15% in each jurisdiction in which they do business. While we have foreign affiliates that operate within the scope of Pillar II, we do not believe that it will have a material impact on our consolidated results of operations or effective income tax rate.
FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah and Iran and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business including but not limed to risks associated with the use of artificial intelligence, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business See “Risk Factors” in Part I, Item 1A.

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
Liquidity Risk. Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern as well as the associated funding risks triggered by the market or idiosyncratic stress events that may negatively affect our liquidity and may impact our ability to raise new funding. See the discussion of the liquidity management processes in Item 7 “Liquidity and Capital Resources” herein for additional information regarding our liquidity and how we manage liquidity risk.

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
At December 31, 2024 and 2023, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2024			VAR for Fiscal 2023
	High	Low	Average	High	Low	Average
Equity price risk	$126	$37	$95	$165	$11	$91
Interest rate risk	1,641	1,068	1,355	2,027	1,345	1,638
Commodity price risk	—	—	—	—	—	—
Diversification benefit	(227)	(663)	(369)	(317)	(780)	(561)
Total	$1,540	$442	$1,081	$1,875	$576	$1,168

(Expressed in thousands)
	VAR at December 31,
	2024	2023
Equity price risk	$104	$79
Interest rate risk	1,068	1,345
Diversification benefit	(227)	(317)
Total	$945	$1,107

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2024 from those reported in 2023 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2024 compared to December 31, 2023. The Company's portfolio as of December 31, 2024 includes approximately $18.6 million in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2024, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2024 was effective.
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
The Company's internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

February 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders’ equity and redeemable noncontrolling interests, and statements of cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2024	2023
ASSETS
Cash and cash equivalents	$33,150	$28,835
Deposits with clearing organizations	98,909	78,706
Receivable from brokers, dealers and clearing organizations	241,478	284,696
Receivable from customers, net of allowance for credit losses of $175 ($345 in 2023)	1,268,866	1,059,892
Income tax receivable	1,499	7,199
Securities purchased under agreements to resell	—	5,842
Securities owned, including amounts pledged of $1,015,604 ($689,381 in 2023), at fair value	1,108,206	795,312
Notes receivable, net	67,931	62,640
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $92,390 ($82,732 in 2023)	38,188	43,874
Right-of-use lease assets, net of accumulated amortization of $118,325 ($99,716 in 2023)	133,821	140,554
Corporate-owned life insurance	98,828	88,989
Intangible assets	35,709	34,340
Goodwill	143,607	142,162
Other assets	112,534	101,775
Total assets	$3,382,726	$2,874,816
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$21,661	$9,002
Bank call loans	252,100	—
Payable to brokers, dealers and clearing organizations	253,816	361,890
Payable to customers	357,835	369,287
Securities sold under agreements to repurchase	931,754	640,382
Securities sold but not yet purchased, at fair value	98,892	31,676
Accrued compensation	331,298	256,244
Accounts payable and other liabilities	65,764	82,810
Income tax payable	3,963	—
Lease liabilities	173,320	183,273
Senior secured notes, net of debt issuance costs of $0 ($392 in 2023)	—	112,658
Deferred tax liabilities, net of deferred tax assets of $48,640 ($45,961 in 2023)	41,928	38,355
Total liabilities	2,532,331	2,085,577
Commitments and contingencies (Note 18)
Stockholders' equity
Common Stock ($0.001 par value per share):
Class A: shares authorized: 50,000,000; shares issued and outstanding 10,231,736 and 10,186,783 as of December 31, 2024 and 2023, respectively Class B: shares authorized, issued and outstanding: 99,665 as of December 31, 2024 and 2023	10	10
Additional paid-in capital	29,733	31,774
Retained earnings	819,961	756,468
Accumulated other comprehensive income	691	914
Total Oppenheimer Holdings Inc. stockholders' equity	850,395	789,166
Non-controlling interests (Note 2)	$—	$73
Total Stockholders' Equity	$850,395	$789,239
Total Liabilities and Stockholders' Equity	$3,382,726	$2,874,816
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2024	2023	2022
REVENUE
Commissions	$409,710	$349,248	$370,382
Advisory fees	483,433	415,679	425,615
Investment banking	176,447	117,665	127,529
Bank deposit sweep income	138,770	172,807	104,558
Interest	135,537	104,550	60,713
Principal transactions, net	54,684	65,347	21,031
Other	33,915	23,529	1,113
Total revenue	1,432,496	1,248,825	1,110,941
EXPENSES
Compensation and related expenses	936,814	782,396	740,827
Communications and technology	99,361	91,321	85,474
Occupancy and equipment costs	63,852	66,002	59,897
Clearing and exchange fees	27,641	24,928	25,566
Interest	87,991	68,599	23,846
Other	111,080	168,809	129,777
Total expenses	1,326,739	1,202,055	1,065,387
Pre-tax income	105,757	46,770	45,554
Income tax provision	34,510	16,498	13,444
Net income	$71,247	$30,272	$32,110

Net income (loss) attributable to non-controlling interests, net of tax	(310)	93	(241)
Net income attributable to Oppenheimer Holdings Inc.	$71,557	$30,179	$32,351

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$6.91	$2.81	$2.77
Diluted	6.37	$2.59	$2.57

Weighted average shares outstanding
Basic	10,349,803	10,736,166	11,666,194
Diluted	11,230,007	11,645,708	12,607,752

Period end shares outstanding	10,331,401	10,286,448	10,968,221

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2024	2023	2022
Net income	$71,247	$30,272	$32,110
Other comprehensive loss, net of tax
Currency translation adjustment	(223)	(502)	(2,809)
Comprehensive income	$71,024	$29,770	$29,301
Net income (loss) attributable to non-controlling interests	(310)	93	(241)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$71,334	$29,677	$29,542

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE
NON-CONTROLLING INTERESTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2024	2023	2022
Common stock ($0.001 par value per share)
Balance at beginning of year	$10	$11	$13
Repurchase of Class A non-voting common stock for cancellation	—	(1)	(2)
Balance at end of year	10	10	11
Additional paid-in capital
Balance at beginning of year	31,774	28,628	78,032
Issuance of Class A non-voting common stock	8,800	6,061	2,924
Repurchase of Class A non-voting common stock for cancellation	(8,384)	(3,936)	(58,581)
Share-based expense	12,859	13,058	11,555
Vested employee share plan awards	(15,580)	(11,892)	(5,081)
Change in redemption value of redeemable non-controlling interests	264	(145)	(221)
Balance at end of year	29,733	31,774	28,628
Retained earnings
Balance at beginning of year	756,468	764,178	740,926
Repurchase of Class A non-voting common stock for cancellation	(1,219)	(31,437)	(2,055)
Net income (2)	71,557	30,179	32,351
Dividends paid	(6,845)	(6,452)	(7,044)
Balance at end of year	819,961	756,468	764,178
Accumulated other comprehensive income
Balance at beginning of year	914	1,416	4,225
Currency translation adjustment	(223)	(502)	(2,809)
Balance at end of year	691	914	1,416
Total Oppenheimer Holdings Inc. stockholders' equity	850,395	789,166	794,233

Non-controlling interests
Balance at beginning of year	73	722	2,069
Capital distribution to non-controlling interests	—	(198)	(90)
Net income (loss) attributable to non-controlling interests	(310)	93	(241)
Change in redemption value of redeemable non-controlling interests	237	(544)	(1,016)
Balance at end of year	—	73	722
Total stockholders' equity	$850,395	$789,239	$794,955

Redeemable Non-controlling Interests
Balance at beginning of year	—	25,466	127,765
Redemption of redeemable non-controlling interests	—	(26,155)	(103,536)
Change in redemption value of redeemable non-controlling interests	—	689	1,237
Balance at end of year	$—	$—	$25,466

Dividends paid per share	$0.66	$0.60	$0.60
(1) Attributable to Oppenheimer Holdings Inc.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2024	2023	2022

Cash flows from operating activities

Net income	$71,247	$30,272	$32,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	10,834	9,924	7,605
Deferred income taxes	3,551	6,457	(14,616)
Amortization of intangible assets	350	—	—
Amortization of notes receivable	18,124	15,966	13,741
Amortization of debt issuance costs	170	219	248
Write-off of debt issuance costs	222	5	61
Provision for (reversal of) credit losses	(137)	(5)	(2,955)
Share-based compensation	45,506	16,940	15,914
Amortization of right-of-use lease assets	26,101	27,281	26,804
Gain on repurchase of senior secured notes	—	(51)	(235)
Decrease (increase) in operating assets:
Deposits with clearing organizations	(20,203)	(1,015)	(10,723)
Receivable from brokers, dealers and clearing organizations	43,218	(78,619)	(36,175)
Receivable from customers	(208,837)	142,877	21,641
Income tax receivable	5,700	(7,199)	—
Securities purchased under agreements to resell	5,842	(5,842)	935
Securities owned	(312,894)	(296,718)	135,910
Notes receivable	(23,415)	(21,111)	(17,253)
Corporate-owned life insurance	(9,839)	(11,535)	19,849
Other assets	(14,641)	289	(3,437)
Increase (decrease) in operating liabilities:
Drafts payable	12,659	9,002	—
Payable to brokers, dealers and clearing organizations	(108,074)	(188,116)	127,949
Payable to customers	(11,452)	(87,188)	(483)
Securities sold under agreements to repurchase	291,372	479,373	(116,313)
Securities sold but not yet purchased	67,216	(21,092)	(19,190)
Accrued compensation	42,407	13,227	(107,350)
Income tax payable	3,963	(4,130)	(9,406)
Accounts payable and other liabilities	(47,158)	(48,021)	(139)
Cash provided by/(used in) operating activities	(108,168)	(18,810)	64,492

Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(5,148)	(17,056)	(16,311)
Acquisitions, net of cash consideration	(2,350)	(2,929)	—
Proceeds from the settlement of Corporate-owned life insurance	3,659	4,424	2,174
Cash used in investing activities	(3,839)	(15,561)	(14,137)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(6,845)	(6,452)	(7,044)
Issuance of Class A non-voting common stock	64	75	127
Repurchase of Class A non-voting common stock for cancellation	(9,603)	(35,124)	(60,636)
Payments for employee taxes withheld related to vested share-based awards	(6,844)	(5,907)	(2,283)
Distribution to non-controlling interests	—	(198)	(90)
Redemption on redeemable non-controlling interests	500	(26,155)	(103,536)
Repurchase of senior secured notes	—	(1,000)	(10,950)
Redemption of senior secured notes	(113,050)	—	—
Increase (decrease) in bank call loans, net	252,100	—	(69,500)
Cash provided by/(used in) financing activities	116,322	(74,761)	(253,912)
Net increase/(decrease) in cash and cash equivalents and restricted cash	4,315	(109,132)	(203,557)
Cash and cash equivalents and restricted cash, beginning of year	28,835	137,967	341,524
Cash and cash equivalents and restricted cash, end of year	$33,150	$28,835	$137,967

Reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheet:	2024	2023	2022
Cash and cash equivalents	$33,150	$28,835	$112,433
Restricted cash	—	—	25,534
Total cash and cash equivalents and restricted cash	$33,150	$28,835	$137,967

Schedule of non-cash financing activities
Employee share plan issuance	$13,951	$9,376	$4,288

Fair value of non-cash assets acquired	$3,165	$6,658	$—
Fair value of liabilities assumed in acquisition	$840	$1,544	$—
Contingent consideration for BondWave LLC	$—	$(1,395)	$—

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$88,795	$68,399	$22,810
Cash paid during the year for income taxes, net	$21,272	$20,576	$37,512

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

The Company is headquartered in New York and has 88 branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, and Geneva, Switzerland. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission.

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
The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

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
In presenting the consolidated financial statements, management makes estimates regarding valuations of financial instruments, loans and allowances for credit losses, the outcome of legal and regulatory matters, goodwill and other intangible assets, share-based compensation plans and income taxes. Estimates, by their nature, are based on judgment and available information. Therefore, actual results may differ materially from the estimates.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Accounting Standards Recently Adopted

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued this ASU to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The revised guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance and make decisions about resource allocation, among other requirements. The Company adopted this guidance effective December 31, 2024. Refer to note 21 for additional information.
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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or other pricing sources with reasonable levels of price transparency. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury securities and corporate equities. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, U.S. Agency securities, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets, pricing models which incorporate market observable inputs and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments such as auction rate securities ("ARS") and trade claims are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. As of December 31, 2024 and December 31, 2023, the Company had $2.7 million and $2.7 million respectively, of ARS in Level 3 assets. As of December 31, 2024, the Company had $2.7 million of trade claims in Level 3 assets. See note 8 for further details.
Consolidation
The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any variable interest entities ("VIEs") where the Company is deemed to be the primary beneficiary, when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE. The Company reviews factors, including the rights of the equity holders at risk and obligations of equity holders to absorb losses or receive expected residual returns, to determine if the entity is a VIE. Under U.S. GAAP, a general partner will not consolidate a partnership or similar entity under the voting interest model. See note 10 for further details.

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
Leases
Right-of-use ("ROU") assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term, excluding non-base rent components such as fixed common area maintenance costs and other fixed costs such as real estate taxes and insurance. The discount rates used in determining the present value of leases are the Company’s incremental borrowing rates, developed based upon each lease’s term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, the ROU assets also include any prepaid lease payments and initial direct costs incurred and are reduced by lease incentives. For these leases, lease expense is recognized on a straight-line basis over the lease term if the ROU asset has not been impaired or abandoned.
Goodwill
The Company's goodwill resides in separate reporting units within its Wealth Management and Corporate/Other operating segments. Goodwill of a reporting unit is subject to at least an annual test for impairment to determine if the estimated fair value of a reporting unit is less than its carrying amount. Goodwill of a reporting unit is required to be tested for impairment between

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to the volatility in the financial services sector and equity markets in general, determining whether an impairment of goodwill has occurred is increasingly difficult and requires management to exercise significant judgment.
Goodwill within the Corporate/Other operating segment largely relates to the Company’s acquisition of BondWave LLC, which closed on December 29, 2023. The Company's annual goodwill impairment analysis performed as of December 31, 2024 over the goodwill within the Private Client Division ("PCD") reporting unit, a separate reporting unit within Wealth Management, applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2023.
In estimating the fair value of the reporting units, the Company uses traditional standard valuation methods, including the market comparable approach and income approach. The market comparable approach is based on comparisons of the subject company to public companies whose stocks are actively traded ("Price Multiples") or to similar companies engaged in an actual merger or acquisition ("Precedent Transactions"). As part of this process, multiples of value relative to financial variables, such as earnings, revenue, EBITDA or stockholders' equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company's future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return ("Discounted Cash Flow" or "DCF"). Each of these standard valuation methodologies requires the use of management estimates and assumptions.
In its Price Multiples valuation analysis, the Company uses various operating metrics of comparable companies, including revenues, after-tax earnings, and EBITDA as well as price-to-book value ratios at a point in time. The Company analyzes prices paid in Precedent Transactions that are comparable to the business conducted in each of the reporting units. The DCF analysis includes the Company's assumptions regarding discount rate, growth rates of the reporting unit's revenues, expenses, EBITDA, and capital expenditures, adjusted for current economic conditions and expectations. The Company weighs each of the three valuation methods equally in its overall valuation. Given the subjectivity involved in selecting which valuation method to use, the corresponding weightings, and the input variables for use in the analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of the respective reporting unit.
Intangible Assets
Intangible assets are primarily comprised of trademarks, trade names and an Internet domain name, carried on the balance sheet at $35.7 million. Indefinite intangible assets are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of their carrying value as of December 31, 2024. Defined-lived intangible assets are comprised of software licenses, developed technology and customer relationships. These intangible assets carried at $2.9 million are amortized over their estimated lives and are periodically evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable from future undiscounted cash flows.
Share-Based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock and stock appreciation rights. In accordance with ASC Topic 718, "Compensation - Stock Compensation," the Company classifies the restricted stock awards as equity awards, which requires the compensation cost to be recognized in the consolidated income statements over the requisite service period of the award at grant date fair value and adjusted for actual forfeitures. The fair value of restricted stock awards is determined based on the grant date closing price of the Company's Class A non-voting common stock ("Class A Stock") adjusted for the present value of the dividend to be received upon vesting. The fair value of stock options is determined using the Black-Scholes model. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company's Class A Stock over the term of the award, the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured through earnings at each reporting period until the award vests. The fair value of OARs is also determined using the Black-Scholes model at the end of each reporting period. The compensation cost is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Revenue Recognition
Brokerage
Customers' securities transactions are reported on a settlement date basis, which is generally one business day after trade date for securities transactions. Related commission income and expense is recorded on a trade date basis.
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
Asset Management
Asset management advisory fees are generally recognized over the period the related service is provided based on the account value at the valuation date per the respective asset management agreements. In certain circumstances, OAM is entitled to receive performance (or incentive) fees when the return on assets under management ("AUM") exceeds certain benchmark returns or other performance targets. Performance fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Such fees are computed as of the fund's year-end when the measurement period ends and generally are recorded as earned in the fourth quarter of the Company's fiscal year. Asset management advisory fees and performance fees are included in advisory fees in the consolidated income statements. Assets under management are not included as assets of the Company.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Foreign Currency Translations
Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income in the consolidated balance sheets. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited which have the U.S. dollar as their functional currency.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

Oppenheimer Principal Investments LLC

Oppenheimer Principal Investments LLC ("OPI") is a Delaware special purpose "Series" limited liability company formed in December 2020 and designed to retain and reward talented employees of the Company, primarily in connection with the deployment of Company capital into successful private market investments, and also in connection with the Company's receipt of non-cash compensation from investment banking assignments. OPI is designed to promote alignment of Company, client and employee interests as they relate to profitable investment opportunities. This program acts as an incentive for senior employees to identify attractive private investments for the Company and its clients, and as a retention tool for key employees of the Company. OPI treats its members as partners for tax purposes generally and with respect to the separate Series formed to participate in (i) the incentive fees generated by successful client investments in the Company's Private Market Opportunities program, or (ii) principal investments made by the Company or a portion of the gains thereon, either through the outright

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

purchase of an investment or consideration earned in lieu of an investment banking fee or other transaction fee. Employees who become members of a Series receive a "profit interest", as that term is used in Internal Revenue Service ("IRS") regulations, and receive an allocation of capital appreciation of the investment held by the particular Series that exceeds a threshold amount established for each Series. Participating employees are also subject to vesting and forfeiture requirements for each Series investment. Vested profit interests are accounted for as compensation expense under FASB Topic ASC 710. Additionally, the Company’s policy is to consolidate those entities where it owns the majority voting interests. The Company owns the majority voting interest of OPI through Oppenheimer Alternative Investment Management (“OAIM”), the managing member of OPI and a subsidiary of OAM. Pursuant to the Company’s policy for consolidation, the Company consolidates OPI.

3. Acquisitions

On December 29, 2023, the Company acquired 100% of the membership interests of BondWave LLC, a cloud-based financial markets software as a service provider that offers institutions active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions. Under the terms of the agreement, the Company paid approximately $3.6 million on closing, with the potential for additional contingent payments to be made within 18 months after the closing date. The Company allocated $4.3 million of the purchase price to goodwill, $2.2 million to definite-lived intangible assets, $625,000 to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition accounted under ASC 805 ,“Business Combinations” ("ASC 805"). The goodwill, which has been allocated to the “Corporate/Other” segment, primarily reflects the expected synergies of combining the scalable software platform with Oppenheimer’s broader client base.

On November 12, 2024, BondWave LLC acquired substantially all the assets of Bitvore Corp.’s (“Bitvore”) municipal bond data analytics business for $2.35 million in cash. Bitvore’s platform uses machine learning and artificial intelligence to provide municipal bond data analysis, news and information to financial institutions. The Company accounted for the acquisition under the acquisition method of accounting in accordance with ASC 805. The goodwill associated with this acquisition has been allocated to the “Corporate/Other” segment and reflects expected synergies when coupled with BondWave LLC’s existing platform and client base.

4. Financial Instruments - Credit Losses

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

As of December 31, 2024, the Company had $67.9 million of notes receivable ($62.6 million as of December 31, 2023). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the year ended December 31, 2024, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of December 31, 2024, the balance of defaulted notes was $5.0 million and the allowance for uncollectibles was $2.8 million. The allowance for uncollectibles consisted of $1.3 million related to defaulted notes balances (five years and older) and $1.5 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of December 31, 2024:

(Expressed in thousands)
As of December 31, 2024
2024	$449
2023	1,091
2022	141
2021	1,541
2020	423
2019 and prior	1,340
Total	$4,985

The following table presents activity in the allowance for uncollectibles of defaulted notes for the years ended December 31, 2024 and 2023:

(Expressed in thousands)
	For the Year Ended December 31,
	2024	2023
Beginning balance	$3,869	$4,327
Write-offs	(1,901)	(1,420)
Recoveries	$847	$962
Ending balance	$2,815	$3,869

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had right-of-use operating lease assets of $133.8 million (net of accumulated amortization of $118.3 million) which are comprised of real estate leases of $131.4 million (net of accumulated amortization of $115.7 million) and equipment leases of $2.4 million (net of accumulated amortization of $2.6 million). As of December 31, 2024, the Company had operating lease liabilities of $173.3 million which are comprised of real estate lease liabilities of $171.0 million and equipment lease liabilities of $2.3 million. The Company had no finance leases as of December 31, 2024.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of December 31, 2024 and December 31, 2023, respectively:

	As of
	December 31, 2024	December 31, 2023

Weighted average remaining lease term (in years)	6.08	6.35
Weighted average discount rate	7.50%	7.72%
The following table presents operating lease costs recognized for the years ended December 31, 2024 and December 31, 2023, respectively, which are included in occupancy and equipment costs on the consolidated income statements:

(Expressed in thousands)
	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$24,394	$25,568
Real estate leases - Interest expense	12,761	13,413
Equipment leases - Right-of-use lease asset amortization	1,706	1,717
Equipment leases - Interest expense	176	184

The maturities of lease liabilities as of December 31, 2024 are as follows:

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
As of December 31, 2024

2025	$42,466
2026	40,596
2027	38,151
2028	24,794
2029	18,816
After 2029	52,472
Total lease payments	$217,295
Less interest	(43,975)
Present value of lease liabilities	$173,320

As of December 31, 2024, the Company had $6.9 million of additional operating leases that have not yet commenced. ($5.8 million as of December 31, 2023).

6.    Revenue from contracts with customers

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$188,783	$188,113	$14	$376,910
Mutual fund and insurance income	32,775	4	21	32,800
Advisory fees	483,391	—	42	483,433
Investment banking - capital markets	11,155	58,022	—	69,177
Investment banking - advisory	46	107,224	—	107,270
Bank deposit sweep income	138,770	—	—	138,770
Other	12,837	2,864	4,987	20,688
Total revenue from contracts with customers	867,757	356,227	5,064	1,229,048
Other sources of revenue:
Interest	88,714	39,299	7,524	135,537
Principal transactions, net	3,263	51,382	39	54,684
Other	12,318	671	238	13,227
Total other sources of revenue	104,295	91,352	7,801	203,448
Total revenue	$972,052	$447,579	$12,865	$1,432,496

(Expressed in thousands)	For the Year Ended December 31, 2023
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$155,039	$162,706	$23	$317,768
Mutual fund and insurance income	31,457	7	16	31,480
Advisory fees	415,450	—	229	415,679
Investment banking - capital markets	7,543	40,499	—	48,042
Investment banking - advisory	—	69,623	—	69,623
Bank deposit sweep income	172,807	—	—	172,807
Other	15,499	1,436	166	17,101
Total revenue from contracts with customers	797,795	274,271	434	1,072,500
Other sources of revenue:
Interest	85,105	15,196	4,249	104,550
Principal transactions, net	3,400	55,572	6,375	65,347
Other	3,887	858	1,683	6,428
Total other sources of revenue	92,392	71,626	12,307	176,325
Total revenue	$890,187	$345,897	$12,741	$1,248,825

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
The Company had receivables related to revenue from contracts with customers of $46.2 million and $39.9 million at December 31, 2024 and December 31, 2023, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2024 and 2023.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $930,000 and $1,118,000 for the years ended December 31, 2024 and 2023, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	December 31, 2024	December 31, 2023
Receivables:
Commission (1)	$4,408	$4,554
Mutual fund and insurance income (2)	5,838	5,365
Advisory fees (3)	11,271	5,746
Bank deposit sweep income (4)	4,748	5,223
Investment banking fees (5)	14,798	12,847
Other	5,124	6,126
Total receivables	$46,187	$39,861
Deferred revenue (payables):
Investment Banking fees (6)	$28	$1,118
Software license fees (7)	902	—
	$930	$1,118
(1) Commission earned but not yet received.
(2) Mutual fund and insurance income earned but not yet received.
(3) Management and performance fees earned but not yet received.
(4) Fees earned from FDIC-insured bank deposit program but not yet received.
(5) Underwriting revenue and advisory fees earned but not yet received.
(6) Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied.
(7) Software license fees received upfront from customers and recognized ratably over the contract period.
Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2024, these contract costs were $2.0 million ($1.9 million as of December 31, 2023). There were no significant charges recognized in relation to these costs for year ended December 31, 2024.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2024	2023
Receivable from brokers, dealers and clearing organizations consists of:
Securities borrowed	$137,177	$158,612
Receivable from brokers	59,487	65,639
Securities failed to deliver	8,459	29,656
Clearing organizations and other (1)	33,142	30,789
Other	3,213	—
Total	$241,478	$284,696
Payable to brokers, dealers and clearing organizations consists of:
Securities loaned	$235,498	$284,987
Payable to brokers	607	447
Securities failed to receive	14,757	23,809
Clearing organizations and other (2)	2,954	52,647
Total	$253,816	$361,890
(1) As of December 31, 2024, approximately $15.4 million of this balance represents a receivable for trades executed, but not yet settled.
    (2) As of December 31, 2023, approximately $48.4 million of this balance represents a payable for trades executed, but not yet settled.
8.    Fair value measurements

Securities owned, securities sold but not yet purchased, investments, derivative contracts and certain loans are carried at fair value with changes in fair value recognized in earnings each period. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A description of the valuation techniques applied and inputs used in measuring the fair value of the Company’s financial instruments, as well as the general classification of such instruments pursuant to the valuation hierarchy, are as follows:

Securities

The Company determines the fair value of securities (both long and short) primarily based on pricing sources with reasonable levels of price transparency. Where unadjusted quoted prices for identical assets or liabilities are available in an active market, we classify the securities within Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasury securities, money market funds and corporate equities.

If quoted market prices are unavailable, fair values are generally determined using pricing models which incorporate market observable inputs, such as benchmark yields, recently executed transaction prices, issuer spreads, reported trades, bids, offers and other reference data. Examples of such instruments, which are typically classified within Level 2 of the valuation hierarchy, include U.S. Agency securities, sovereign obligations, corporate debt and other obligations, mortgage and other asset-backed securities, municipal obligations, money market funds and convertible bonds.

In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. As of December 31, 2024 and December 31, 2023, the Company had $2.7 million and $2.7 million respectively, of auction rate securities in Level 3 assets.

Derivative financial instruments

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company classifies exchange-traded derivative financial instruments such as futures contracts in Level 1 of the valuation hierarchy. Some of our derivative positions, such as to-be-announced securities, are valued using models that use observable market parameters, and we classify them in Level 2 of the valuation hierarchy.

Loans

The fair value of loans is estimated using recently executed transactions and current price quotations, which are usually observable. When observable pricing information is not available, fair value is generally determined based on cash flow models using discounted cash flow models, competitor comparable data and other valuation metrics.

Other

The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of December 31, 2024, the fair value of the investment was $5.9 million and was categorized in Level 2 of the fair value hierarchy.

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of December 31, 2024, Company had $2.7 million of trade claims in level 3 assets.

Investments

Financial instruments measured at Net Asset Value ("NAV")

In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. There are no readily available market quotations for these investments. The Company records these investments within other assets and uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment unless another method provides a better indicator of fair value. Changes in the fair value of these investments are reflected within other income in the consolidated financial statements.

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2024:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$283	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,090	1,314	N/A	N/A
	$5,373	$1,314
(1) Hedge funds represent investments in credit driven strategies.
(2) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co- investment opportunities.

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2023:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$446	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,072	2,367	N/A	N/A
	$5,518	$2,367
        (1) Hedge funds represent investments in credit driven strategies.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(2) Includes private equity funds and private equity fund of funds with diversified portfolios, focusing on but not limited to technology companies, venture capital and global natural resources.

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis, as of December 31, 2024 and 2023, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$28,071	$—	$—	$28,071
Securities owned:
U.S. Treasury securities	995,420	—	—	995,420
U.S. Agency securities	—	3,691	—	3,691
Corporate debt and other obligations	—	9,423	—	9,423
Mortgage and other asset-backed securities	—	8,954	—	8,954
Municipal obligations	—	34,704	—	34,704
Convertible bonds	—	21,938	—	21,938
Corporate equities	23,873	—	—	23,873
Money markets	7,551	—	—	7,551
Auction rate securities	—	—	2,652	2,652
Securities owned, at fair value	1,026,844	78,710	2,652	1,108,206
Investments (1)	978	17,005	—	17,983
Trade claims(1)			2,684	2,684
Loans(1)		432		432
Total	$1,055,893	$96,147	$5,336	$1,157,376
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$82,767	$—	$—	$82,767
U.S. Agency securities	—	4	—	4
Corporate debt and other obligations	—	11	—	11
Convertible bonds	—	4,998	—	4,998
Corporate equities	11,112	—	—	11,112
Securities sold but not yet purchased, at fair value	93,879	5,013	—	98,892
Derivative contracts:
Futures (2)	1,071	—	—	1,071
Derivative contracts, total	1,071	—	—	1,071
Total	$94,950	$5,013	$—	$99,963
(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable/payable to brokers, dealers and clearing organizations.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$34,789	$—	$—	$34,789
Securities owned:
U.S. Treasury securities	695,346	—	—	695,346
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	5,769	—	5,769
Mortgage and other asset-backed securities	—	6,627	—	6,627
Municipal obligations	—	35,333	—	35,333
Convertible bonds	—	16,735	—	16,735
Corporate equities	27,170	—	—	27,170
Money markets	5,400	217	—	5,617
Auction rate securities	—	—	2,713	2,713
Securities owned, at fair value	727,916	64,683	2,713	795,312
Investments (1)	1,872	16,913	—	18,785
Securities purchased under agreements to resell	—	5,842		5,842
Derivative contracts: (2)
Futures	2	—	—	2
TBAs	—	11	—	11
Derivative contracts, total	2	11	—	13
Total	$764,579	$87,449	$2,713	$854,741
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$14,603	$—	$—	$14,603
Corporate debt and other obligations	—	1,508	—	1,508
Mortgage and other asset-backed securities	—	2	—	2
Convertible bonds	—	2,136	—	2,136
Corporate equities	13,427	—	—	13,427
Securities sold but not yet purchased, at fair value	28,030	3,646	—	31,676
Derivative contracts: (2)
Futures	735	—	—	735
TBAs	—	2	—	2
Derivative contracts, total	735	2	—	737
Total	$28,765	$3,648	$—	$32,413
(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable/payable to brokers, dealers and clearing organizations.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2024
	Beginning Balance	Total Realized and Unrealized Gains (2)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Trade claims	—	—	1,427	—	1,257	2,684
Auction rate securities (1)	$2,713	$9	$—	$(70)	$—	$2,652

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
Assets and liabilities not measured at fair value as of December 31, 2024

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33,150	$33,150	$—	$—	$33,150
Deposits with clearing organizations	70,838	70,838	—	—	70,838
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	137,177	—	137,177	—	137,177
Receivables from brokers	59,487	—	59,487	—	59,487
Securities failed to deliver	8,459	—	8,459	—	8,459
Clearing organizations and other	36,355	—	36,355	—	36,355
	$241,478	—	$241,478	—	$241,478
Receivable from customers	1,268,866	—	1,268,866	—	1,268,866
Notes receivable, net	67,931	—	67,931	—	67,931
Corporate-owned life insurance	98,828		98,828		98,828
Investments (1)	1,634	—	1,634	—	1,634
(1) Included within other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,661	$21,661	$—	$—	$21,661
Bank call loans	$252,100	$—	$252,100	$—	$252,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	$235,498	—	$235,498	—	$235,498
Payable to brokers	607	—	607	—	607
Securities failed to receive	14,757	—	14,757	—	14,757
Clearing Organizations and Other	1,883	—	1,883	—	1,883
	$252,745	—	$252,745	—	$252,745
Payables to customers	357,835	—	357,835	—	357,835
Securities sold under agreements to repurchase	931,754	—	931,754	—	931,754

Assets and liabilities not measured at fair value as of December 31, 2023

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$28,835	$28,835	$—	$—	$28,835
Deposits with clearing organization	43,917	43,917	—	—	43,917
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	158,612	—	158,612	—	158,612
Receivables from brokers	65,639	—	65,639	—	65,639
Securities failed to deliver	29,656	—	29,656	—	29,656
Clearing organizations	30,780	—	30,780	—	30,780
	284,687	—	284,687	—	284,687
Receivable from customers	1,059,892	—	1,059,892	—	1,059,892
Notes receivable, net	62,640	—	62,640	—	62,640
Corporate-owned life insurance	88,989		88,989		88,989
Investments (1)	2,010	—	2,010	—	2,010

(1) Included within other assets on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,002	$9,002	$—	$—	$9,002
Payables to brokers, dealers and clearing organizations:
Securities loaned	$284,987	$—	$284,987	$—	$284,987
Payable to brokers	447	—	447	—	447
Securities failed to receive	23,809	—	23,809	—	23,809
Other	51,912	—	51,912	—	51,912
	361,155	—	361,155	—	361,155
Payables to customers	369,287	—	369,287	—	369,287
Securities sold under agreements to repurchase	640,382	—	640,382	—	640,382
Senior secured notes	113,050	—	109,838	—	109,838
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
Foreign exchange hedges
From time to time, the Company also utilizes forward and options contracts to hedge the foreign currency risk associated with compensation obligations to Oppenheimer Israel (OPCO) Ltd. employees denominated in New Israeli Shekel ("NIS"). Such hedges have not been designated as accounting hedges. Any unrealized gains and losses on foreign exchange forward contracts are recorded in other assets or other liabilities on the consolidated balance sheet and other income in the consolidated income statement.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The notional amounts and fair values of the Company's derivatives as of December 31, 2024 and 2023 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2024
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$360	$—
		$360	$—

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$11,475,000	$1,071
Other contracts	TBAs	360	—
		$11,475,360	$1,071

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the years ended December 31, 2024 and 2023:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2024
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$3,083
Other contracts	Foreign exchange forward contracts	Other revenue	(10)
	TBAs	Principal transactions revenue	1
			$3,074
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2024 and 2023, the outstanding balance of bank call loans was $252.1 million and 0, respectively. As of December 31, 2024, such loans with commercial banks were collateralized by the Company's securities and margin account securities with market values of approximately $43.0 million and $238.4 million, respectively.
As of December 31, 2024, the Company had approximately $1.9 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $187.5 million under securities loan agreements.
As of December 31, 2024, the Company had pledged $228.3 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2024, the Company had no outstanding letters of credit.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2024:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$999,809
Securities loaned:
Equity securities	235,498
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,235,307

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2024 and 2023:

As of December 31, 2024
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$68,055	$(68,055)	$—	$—	$—	$—
Securities borrowed (1)	137,177	—	137,177	(130,568)	—	6,609
Total	$205,232	$(68,055)	$137,177	$(130,568)	$—	$6,609
(1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$999,809	$(68,055)	$931,754	$(931,754)	$—	$—
Securities loaned (2)	235,498	—	235,498	(229,156)	—	6,342
Total	$1,235,307	$(68,055)	$1,167,252	$(1,160,910)	$—	$6,342
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
1) Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

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

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2024, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $131.7 million ($151.9 million as of December 31, 2023) and $68.1 million ($8.8 million as of December 31, 2023), respectively, of which the Company has sold and re-pledged approximately $39.2 million ($61.5 million as of December 31, 2023) under securities loaned transactions and $68.1 million under repurchase agreements ($8.8 million as of December 31, 2023).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.0 billion, as presented on the face of the consolidated balance sheet as of December 31, 2024 ($689.4 million as of December 31, 2023).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of December 31, 2024 were receivables from three major U.S. broker-dealers totaling approximately $82.9 million. Included in receivable from customers as of December 31, 2024 were fully secured margin loans from our two largest customer accounts totaling approximately $666.1 million, comprising 52% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, substantially all open contracts as of December 31, 2024 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2024, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

The following table sets forth the total assets and liabilities of VIEs consolidated on our consolidated balance sheet:

(Expressed in thousands)
	For the Years Ended December 31,
	2024	2023
Assets
Cash and cash equivalents	$—	$94
Restricted Cash	—	—
Other Assets	—	387
Total Assets	$—	$481
Liabilities
Other Liabilities	—	171
Total Liabilities	$—	$171

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

11.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2024	2023
Furniture, fixtures and equipment	$65,979	$63,473
Leasehold improvements	64,599	63,133
Total	130,578	126,606
Less accumulated depreciation	(92,390)	(82,732)
Total	$38,188	$43,874
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated income statements was $10.8 million, $9.9 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

12.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates. Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2024	2023
Year-end balance	$252,100	$—
Weighted interest rate (at end of year)	5.12%	—%
Maximum balance (at any month-end)	288,200	131,900
Average amount outstanding (during the year)	167,691	49,387
Average interest rate (during the year)	5.44%	4.20%
Interest expense for the year ended December 31, 2024 on bank call loans was $9.9 million ($2.9 million in 2023 and $1.8 million in 2022).

13. Long-term debt

(Expressed in thousands)
Issued	December 31, 2024	December 31, 2023
5.50% Senior Secured Notes	$—	$113,050
Unamortized Debt Issuance Cost	—	(392)
	$—	$112,658

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
On November 23, 2020, we completed an exchange offer in which we exchanged 99.8% of the Unregistered Notes for a like principal amount of notes (the "Notes") with identical terms, except that such new notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"). We did not receive any proceeds in the exchange offer. The Notes had a stated maturity of October 1, 2025 and bore interest at a rate of 5.50% per annum, payable semiannually on April 1st and October 1st, respectively, of each year.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

On September 19, 2024, the Company issued a notice of redemption to the holders of its Notes stating that it intended to redeem all of the $113.05 million aggregate principal amount of the Notes outstanding on October 10, 2024. The Company had previously repurchased and retired $11.95 million of the Notes through open market purchases completed in 2022 and 2023. On October 10, 2024, the Company completed its redemption of all of the $113.05 million aggregate principal amount of the Notes outstanding at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest.

Interest expense on the Notes for the year ended December 31, 2024 was $4.8 million ($6.2 million for the year ended December 31, 2023). Interest paid on the Notes for the year ended December 31, 2024 was $4.8 million ($6.2 million for the year ended December 31, 2023).

14.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2024	2023
Class A Stock outstanding, beginning of year	10,186,783	10,868,556
Issued pursuant to share-based compensation plans (note 17)	288,759	218,745
Repurchased and canceled	(243,806)	(900,518)
Class A Stock outstanding, end of year	10,231,736	10,186,783
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

shares of Class A Stock at $40.00 per share for an aggregate purchase price of $17.49 million. As a result, the Company had 10,447,392 shares outstanding on July 6, 2023 after the purchase.
During the year ended December 31, 2023, the Company purchased and canceled an aggregate of 1,684,287 shares of Class A Stock for a total consideration of $60.6 million ($36.00 per share) under its share repurchase program. As of December 31, 2023, 223,699 shares remained available to be purchased under the share repurchase program.
On March 1, 2024, the Company's Board of Directors approved a share repurchase program that authorizes the Company to purchase up to 518,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,357,376 then issued and outstanding shares of Class A Stock. During the year ended December 31, 2024, the Company purchased and canceled an aggregate of 243,806 shares of Class A Stock for a total consideration of $9.6 million ($39.39 per share) under its share repurchase program. As of December 31, 2024, 497,893 shares remained available to be purchased under its share repurchase program.
Share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Dividends
The Company paid cash dividends of $0.66 per share in 2024 to holders of Class A Stock and Class B Stock, in the aggregate amount of $6.8 million. The Company paid cash dividends of $0.60 per share in 2023 in the aggregate amount of $6.5 million. In 2022, the Company paid cash dividends of $0.60 per share in the aggregate amount of $7.0 million.
On January 31, 2025, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on February 28, 2025 to holders of Class A Stock and Class B Stock of record on February 14, 2025.

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

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2024	2023	2022
Basic weighted average number of shares outstanding	10,349,803	10,736,166	11,666,194
Net dilutive effect of share-based awards, treasury stock method (1)	880,204	909,542	941,558
Diluted weighted average number of shares outstanding	11,230,007	11,645,708	12,607,752

Net income attributable to Oppenheimer Holdings Inc.	$71,557	$30,179	$32,351

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$6.91	$2.81	$2.77
Diluted	$6.37	$2.59	$2.57

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(1)For the year ended December 31, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the year ended December 31, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 115,950 shares of Class A Stock granted under share-based compensation arrangements. For the year ended December 31, 2022, the diluted net income per share computation did not include the anti-dilutive effect of 4,100 shares of Class A Stock granted under share-based compensation arrangements.

16.    Income taxes
Income tax expenses shown in the consolidated income statements are reconciled to amounts of tax that would have been payable from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2024		2023		2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax	$22,194	21.0%	$9,806	21.0%	$9,497	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits	6,837	6.5%	4,150	8.9%	3,110	6.8%
Unrecognized tax benefit	15	—%	45	0.1%	180	0.4%
Valuation allowance	2,079	2.0%	964	2.1%	1,054	2.3%
Non-taxable income	(1,094)	(1.0)%	(964)	(2.1)%	(1,083)	(2.4)%
Provision to return adjustments	(95)	(0.1)%	(812)	(1.7)%	(316)	(0.7)%
Change in state and foreign tax rates	451	0.4%	(514)	(1.1)%	(660)	(1.4)%
Foreign tax rate differentials	(339)	(0.3)%	(146)	(0.3)%	(285)	(0.6)%
Excess tax benefits from share-based awards	(647)	(0.6)%	(1,378)	(2.9)%	(471)	(1.0)%
Non-deductible executive compensation	2,747	2.6%	1,514	3.2%	1,605	3.5%
Other non-deductible expenses	2,362	2.1%	3,833	8.1%	813	1.6%
Total income taxes	$34,510	32.6%	$16,498	35.3%	$13,444	29.5%
Income tax expenses included in the consolidated income statements represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2024	2023	2022
Current:
U.S. federal tax	$22,249	$6,967	$18,862
State and local tax	7,459	2,137	8,068
Non-U.S. operations	1,250	937	1,129
Total Current	30,958	10,041	28,059
Deferred:
U.S. federal tax	2,323	5,207	(10,420)
State and local tax	1,262	919	(4,538)
Non-U.S. operations	(33)	331	343
Total Deferred	3,552	6,457	(14,615)
Total	$34,510	$16,498	$13,444
Pre-tax loss with respect to non-U.S. operations was $1.2 million for the year ended December 31, 2024. Pre-tax income with respect to non-U.S. operations was $4.8 million for the year ended December 31, 2023. Pre-tax loss with respect to non-U.S. operations was $7.7 million for the year ended December 31, 2022.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The effective income tax rate for the year ended December 31, 2024 was 32.6% compared with 35.3% for the year ended December 31, 2023. The higher tax rate in the 2024 year was primarily due to the absence of the non-deductible of $13.0 million regulatory settlement, which was recorded in 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

(Expressed in thousands)
	As of December 31,
	2024	2023
Deferred tax assets:
Deferred compensation	$35,846	$27,780
Deferred rent and lease incentives	7,504	8,772
Net operating losses and credits	13,822	12,124
Receivable reserves	925	1,259
Accrued expenses	1,284	4,762
Auction rate securities reserves	—	62
Involuntary conversion	1,696	1,671
Other	1,028	981
Total deferred tax assets	62,105	57,411
Valuation allowance	(11,516)	(9,581)
Deferred tax assets after valuation allowance	50,589	47,830
Deferred tax liabilities:
Goodwill	41,560	40,984
Partnership investments	28,967	27,181
Corporate-owned life insurance	16,619	14,180
Depreciation	3,151	1,517
Other	198	303
Total deferred tax liabilities	90,495	84,165
Deferred tax liabilities, net	$(39,906)	$(36,335)
The Company recognized deferred tax assets of $1.9 million at December 31, 2024 within other assets arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).
As of December 31, 2024, the Company had deferred tax assets of $10.6 million arising from net operating losses incurred by Oppenheimer Europe Ltd. and had recorded full valuation allowances. Although the net operating losses carry forward indefinitely, the Company believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. The net change during the year in the total valuation allowance is $1.7 million.
The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2017 in the U.S. federal jurisdiction.
The Company has unrecognized tax benefits of $1.3 million, $1.2 million and $1.1 million as of December 31, 2024, 2023 and 2022, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2024 and 2023 were $994,000 and $977,000, respectively, of tax benefits for either year that, if recognized, would affect the effective tax rate.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

During the year ended December 31, 2024, the Company added $0.2 million and released $0.2 million related to state and local tax matters. The Company does not believe any unrecognized tax benefit will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2024	2023	2022
Balance at beginning of year	$1,236	$1,072	$343
Additions for tax positions of prior years	217	224	729
Lapse in statute of limitations	(136)	—	—
Settlements with taxing authorities	(59)	(60)	—
Balance at end of year	$1,258	$1,236	$1,072
In its consolidated income statements, the Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively. For the year ended December 31, 2024, the Company added tax-related interest expense of $3,000, and for the years ended December 2023 and 2022, the Company released tax-related interest expense of $107,000 and $173,000, respectively, in its consolidated income statement. As of December 31, 2024 and 2023, the Company had an income tax-related interest payable of $325,000 and $322,000, respectively, on its consolidated balance sheets.

17.    Employee compensation plans
The Company maintains various employee compensation plans for the benefit of its employees. Two types of employee compensation are granted under share-based compensation and cash-based compensation plans.
Share-based Compensation Plans
Oppenheimer Holdings Inc. Incentive Plan
On February 26, 2014, the Company adopted the Oppenheimer Holdings Inc. 2014 Incentive Plan (the 2014 "OIP"). Pursuant to the 2014 OIP, the Compensation Committee of the Board of Directors of the Company (the "Committee") was permitted to grant options to purchase Class A Stock ("stock options"), Class A Stock awards and restricted Class A Stock (collectively "restricted stock awards") to or for the benefit of employees and non-employee directors of the Company and its subsidiaries as part of their compensation. Restricted stock awards were generally awarded for a three or five year term and fully vest at the end of the term.
Restricted stock - The Company has granted restricted stock awards pursuant to the 2014 OIP. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the 2014 OIP for the year ended December 31, 2024:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Life
Nonvested at beginning of year	1,589,414	$32.92	1.6 years
Granted	330,140	37.86	2.7 years
Vested	(463,175)	28.44	—
Forfeited	(21,411)	38.44	—
Nonvested at end of year	1,434,968	$35.42	1.6 years
As of December 31, 2024, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2024 was $92.0 million. During the year ended December 31,

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

2024, the Company included $12.9 million ($13.1 million in 2023 and $11.5 million in 2022) of compensation expense in its consolidated income statements relating to restricted Class A Stock awards.
As of December 31, 2024, there was $20.3 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.6 years.
On March 1, 2024, the Company adopted the Oppenheimer Holdings Inc. 2024 Incentive Plan (the "2024 OIP"). The 2024 OIP received stockholder approval at the Company's Annual Meeting of Stockholders on May 6, 2024. The 2024 OIP replaced the 2014 OIP, which expired by its terms on February 26, 2024. Holders of the Class B Stock of the Company approved for registration 1,000,000 shares of Class A Stock under the 2024 OIP. As of December 31, 2024, the number of shares of Class A Stock available under the 2024 plan, but not yet awarded, was 999,000.
On January 29, 2025, the Company awarded a total of 203,375 restricted shares of Class A Stock to current     employees pursuant to the 2024 OIP. Of these restricted shares, 105,675 shares will cliff vest in three years and 97,700 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - The Company has granted stock options pursuant to the 2014 OIP. There were 0 and 2,447 options outstanding as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Company included $2,550 ($8,195 in 2023 and $15,702 in 2022) of compensation expense in its consolidated income statement relating to the expensing of stock options.
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
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2024:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2024
January 10, 2020	478,680	$27.54	9 days	$36.57
January 11, 2021	573,329	32.16	1 year	32.57
January 7, 2022	605,087	49.57	2 years	18.87
January 6, 2023	506,170	45.33	3 years	25.00
January 5, 2024	479,470	40.78	4 years	29.48
Total OARs outstanding	2,642,736
Total weighted average values		$—	3.0 years	$—
The fair value as of December 31, 2024 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 10, 2020	January 11, 2021	January 7, 2022	January 6, 2023	January 5, 2024
Expected term (1)	9 days	1 year	2 years	3 years	4 years
Expected volatility factor (2)	22.353%	26.966%	24.353%	30.793%	31.158%
Risk-free interest rate (3)	4.314%	4.183%	4.228%	4.261%	4.319%
    (1) The expected term was determined based on the remaining life of the actual awards.
(2) The volatility factor was measured using the weighted average of historical daily price changes of the

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Company's Class A Stock over a historical period commensurate to the expected term of the awards.
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the
U.S. Treasury yield curve in effect at December 31, 2024.

As of December 31, 2024, 2,642,736 of outstanding OARs were unvested. As of December 31, 2024, the aggregate intrinsic value of OARs outstanding was $65.3 million. In the year ended December 31, 2024, the Company included $32.6 million ($3.9 million in 2023 and $4.4 million in 2022) in compensation expense in its consolidated income statements relating to OARs awards. The liability related to the OARs was $46.9 million as of December 31, 2024. As of December 31, 2024, there was $27.5 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.0 years.

On January 6, 2025, 654,280 OARs were awarded to Oppenheimer employees related to fiscal 2024 performance. These OARs will be expensed over 5 years (the vesting period).
Cash-based Compensation Plans
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees can make voluntary contributions which cannot exceed $23,000, $22,500 and $20,500 per annum in 2024, 2023 and 2022, respectively, unless they are also eligible to make "catch up" contributions. The Company made contributions to the 401(k) Plan of $4.9 million, $4.4 million and $4.3 million in 2024, 2023 and 2022, respectively.
Deferred Compensation Plans
On October 26, 2023, the Company terminated the DIP. All deferrals made prior to October 26, 2023 survive the termination of the DIP.
The Company maintains an Executive Deferred Compensation Plan ("EDCP") and a Deferred Incentive Plan ("DIP") in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals for fiscal 2024 of $12.1 million ($10.1 million for 2023 and $11.1 million for 2022). These deferrals normally vest after five years. The liability is being recognized over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a Corporate-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose. Additionally, the Company maintains the Oppenheimer & Co. Inc. Investment Banking and Capital Markets Deferred Compensation Plan ("CMDP") for eligible employees in the Capital Markets business segment. As of December 31, 2024, the Company's liability with respect to the EDCP, DIP and CMDP described below totaled $77.8 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2024.
The Company also maintains a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2024, the Company's liability with respect to this plan totaled $22.4 million.
An employee is eligible to participate in the CMDP if the employee (i) is an Investment Banking Division employee of Oppenheimer with a title of Associate or above whose previous year’s salary and bonus exceeded $200,000, or (ii) is a professional working in the Oppenheimer Capital Markets Division (but not the Investment Banking Division) who is designated by the Plan Administrator (in its sole discretion) as eligible to participate in the Plan. The CMDP has both mandatory and elective contributions. The amount of compensation subject to mandatory deferral (“Bonus Deferral Credit”) is based on a schedule maintained by the Plan Administrator from time to time. The Bonus Deferral Credit vests ratably over a period of three years and is distributed upon vesting. For the elective portion, a participant is eligible if his or her base salary and bonus exceed $500,000 and he or she may elect to defer up to 50% of the total of his or her base salary and bonus amounts (“Elective Deferral Credit”) for a 5-year or 10-year period. The Elective Deferral Credit is 100% vested at all times. The Company provides a Matching Credit of 10% of the Elective Deferral Credit which vests on last day of the Performance Year

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(as defined in the CMDP) attributable to the Matching Credit. The Elective Deferral Credit and the Matching Credit are distributed in lump sums in the year following the fifth or tenth anniversary of the last day of the Performance Year (as defined in the CMDP), depending on the participant’s election. For fiscal 2024, the Company’s deferral related to the CMDP totaled $13.4 million which is comprised of Bonus Deferral Credits. Eligibility for Elective Deferral Credits began in 2023 for elections made by December 31, 2021.
The total amount expensed in 2024 for the Company's deferred compensation plans was $38.7 million ($33.6 million in 2023 and $5.3 million in 2022).

18.    Commitments and contingencies
Commitments
The Company had capital commitments of $1.3 million with respect to unfunded obligation in private equity funds sponsored by the Company and $6.9 million of commitments related to additional operating leases that have not yet commenced.

As of December 31, 2024, the Company had no collateralized or uncollateralized letters of credit outstanding.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $12 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved,

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

Beginning on or about August 31, 2021, Oppenheimer was named as a respondent in numerous arbitrations, many containing multiple claimants, each filed before FINRA, relating to those claimants’ purported investment in Horizon Private Equity, III, LLC (“Horizon”). Horizon is alleged to be a fraudulent scheme involving, among others, a former Oppenheimer employee, John Woods. John Woods left Oppenheimer’s employ in 2016 and Oppenheimer never received a complaint from any of the investors prior to the SEC bringing a complaint against Woods and his co-conspirators in 2021. Oppenheimer has settled or an award has been rendered and paid in all but one of the Horizon-related arbitrations.

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

19.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2024, the net capital of Oppenheimer as calculated under the Rule was $381.4 million or 32.48% of Oppenheimer's aggregate debit items. This was $357.9 million in excess of the minimum required net capital at that date.
Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of December 31, 2024, Freedom had net capital of $3.8 million, which was $3.7 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2024, the capital required and held under the Financial Conduct Authority's Investment Firms' Prudential Regime ("IFPR") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 182.0% (required 56.0%);
•Tier 1 Capital ratio 182.0% (required 75.0%); and
•Total Capital ratio 243.0% (required 100.0%).
As of December 31, 2024, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2024, the regulatory capital of Oppenheimer Investments Asia Limited was $3.3 million, which was $2.9 million in excess of the $386,200 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of December 31, 2024, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.
As of December 31, 2024, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

20.     Goodwill and intangibles
Goodwill

The Company's goodwill of $143.6 million resides in reporting units with its Wealth Management ($137.9 million) and Corporate/Other ($5.7 million) reportable segments. The Company performed its annual test for goodwill impairment for both reporting units as of December 31, 2024, which did not result in any impairment charges. Both reporting units had fair values that were substantially in excess of their respective carrying values. Goodwill within the Corporate/Other reporting unit relates to the Company’s acquisition of BondWave LLC and Bitvore.

Intangible assets are primarily comprised of trademarks, trade names and an Internet domain name, carried on the balance sheet at $35.7 million. Indefinite intangible assets are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2024 and 2023 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of their carrying value.

Defined-lived intangible assets are comprised of software licenses, developed technology and customer relationships. These intangible assets carried at $2.9 million are amortized over their estimated lives and are periodically evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable from future undiscounted cash flows.
21.     Segment information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The CODM evaluates the performance of the Company’s reportable segments based on their year-over-year revenue and pre-tax profit or loss and uses this measure to allocate resources (including employee, financial and/or capital resources), largely in conjunction with monthly and/or quarterly reviews of segment financial performance. The CODM also uses segment profit or loss in evaluating the incentive and other compensation of segment employees as well as capital investment for facilities and information technology development.

Effective in the fourth quarter of 2024, the Company combined the former Private Client and Asset Management business segments to form the Wealth Management segment. The revised segment structure is aligned with how the CODM and senior management view the performance and operations of our retail focused business. Our Capital Markets and Corporate/Other segments were not impacted by these changes. To provide historical information on a basis consistent with the revised segment presentation, the Company recast prior period segment results.
The Company's reportable segments are:
Wealth Management — includes commissions and fee income earned on assets under management ("AUM"), net interest earnings on client margin loans and cash balances, fees from money market funds, custodian fees, net contributions from stock loan activities and financing activities, and direct expenses;

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Capital Markets — includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company's operations in the United Kingdom, Hong Kong and Israel, and direct expenses associated with this segment.
The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization. The Company also includes activities associated with BondWave, LLC in Corporate/Other.

The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the years ended December 31, 2024, 2023 and 2022. There are no adjustments or reconciling items for any of the years presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

(Expressed in thousands)
	For the Years Ended December 31, 2024
	Wealth Management	Capital markets	Corporate/Other	Total
Revenue	$972,052	$447,579	$12,865	$1,432,496
Less :
Compensation Expenses	514,227	323,612	98,974	936,813
Other Segment Items(1)	192,086	163,563	34,277	389,926
Pre-Tax Income (Loss)	$265,739	$(39,596)	$(120,386)	$105,757
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Years Ended December 31, 2023
	Wealth Management	Capital markets	Corporate/Other	Total
Revenue	$890,187	$345,897	$12,741	$1,248,825
Less :
Compensation Expenses	424,031	269,330	89,035	782,396
Other Segment Items(1)	247,621	139,528	32,510	419,659
Pre-Tax Income (Loss)	$218,535	$(62,961)	$(108,804)	$46,770
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Years Ended December 31, 2022
	Wealth management	Capital markets	Corporate/Other	Total
Revenue	$774,922	$337,821	$(1,802)	$1,110,941
Less :
Compensation Expenses	401,932	260,974	77,921	740,827
Other Segment Items(1)	194,987	102,543	27,030	324,560
Pre-Tax Income (Loss)	$178,003	$(25,696)	$(106,753)	$45,554
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2024, 2023 and 2022 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2024	2023	2022
Americas	$1,376,254	$1,199,558	$1,058,188
Europe/Middle East	52,513	46,490	47,080
Asia	3,729	2,777	5,673
Total	$1,432,496	$1,248,825	$1,110,941

22.    Subsequent events

The Company has performed an evaluation of events that occurred since December 31, 2024 and through the date on which the consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 14 and Note 17.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2024.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on June 4, 2024 with respect to fiscal 2023.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2023 and is submitting such Certifications for 2024 herewith.

Item 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-
1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Exchange Act required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

POLICY PROHIBITING INSIDER TRADING AND RELATED PROCEDURES

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as Exhibit 19 to this
Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(i)    Financial Statements
    See Item 8 (pages 53 to 103)

(ii)Financial Statement Schedules
    Not Applicable.

(iii)Listing of Exhibits
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 112 to 113)
(b)        Exhibits
    See the Exhibit Index included hereinafter on pages 108 to 109
(c)        Financial Statement Schedules excluded from the annual report to stockholders
    None

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

4.3	Description of the Registrant's Common Stock (previously filed as an exhibit 4.3 to Form 10-K for the year ended December 31, 2023).

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

10.6	Oppenheimer Holdings Inc. 2024 Incentive Plan (previously filed as an exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on July 26, 2024).

10.7	Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (previously filed as an exhibit to form 10-K for the year ended December 31, 2018).
10.8	Oppenheimer & Co. Inc. Investment Banking and Capital Market Deferred Compensation Plan (previously filed as an Exhibit to Form 8-K filed December 20, 2021).

10.9
Offer Letter dated May 6, 2022 between Brad M. Watkins and Oppenheimer Holdings Inc. (previously filed as an Exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.10
Lease dated October 15, 2018 between Chrysler East Building, L.L.C., Landlord, and Viner Finance Inc., Tenant, for premises at 666 Third Avenue, New York, New York (previously filed as an Exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.11	Oppenheimer & Co. Inc. Stock Appreciation Right Plan (previously filed as an Exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.12
Third Amendment to Agreement of Lease dated June 13, 2023 between 666 Third Avenue LLC (Landlord) and Viner Finance Inc., Tenant for premises at 45 Rockefeller Plaza, New York, NY (previously filed as an Exhibit to Form 10-Q for the quarterly period ended June 30, 2023).

19	Insider Trading Policy (filed herewith).
21	Subsidiaries of the registrant (filed herewith).

22	Subsidiary Guarantors and Issuers of Registered Senior Secured Notes (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by A.G. Lowenthal (filed herewith).

31.2	Certification signed by Brad M. Watkins (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by A.G. Lowenthal (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Brad M. Watkins (furnished herewith).

97	Oppenheimer Holdings Inc. Compensation Recovery (Clawback) Policy adopted January 2011 and amended October 2023 (previously filed as exhibit 97 to Form 10K for the year ended December 31, 2023).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Income Statements for the three years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2024, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023 and 2022, and (vi) the notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of February, 2025.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B.M. Watkins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
B.M. Watkins

/s/ E. Behrens	Director	February 27, 2025
E. Behrens

/s/ T. Dwyer	Director	February 27, 2025
T. Dwyer

/s/ P. Friedman	Director	February 27, 2025
P. Friedman

/s/ L. Roth	Director	February 27, 2025
L. Roth

/s/ A.G. Lowenthal	Chairman, Chief Executive Officer (Principal Executive Officer), Director	February 27, 2025
A.G. Lowenthal

/s/ R.S. Lowenthal	Director, President	February 27, 2025
R.S. Lowenthal

/s/ T. Glasser	Director	February 27, 2025
T. Glasser

/s/ S. Kanter	Director	February 27, 2025
S. Kanter

/s/ S. Spaulding	Director	February 27, 2025
S. Spaulding