Form 10-Q
period 2025-03-31
OPPENHEIMER HOLDINGS INC
filed 2025-04-25
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 25, 2025 was 10,425,830 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$36,696	$33,150
Deposits with clearing organizations	95,822	98,909
Receivable from brokers, dealers and clearing organizations	250,308	241,478
Receivable from customers, net of allowance for credit losses of $165 ($175 in 2024)	1,349,938	1,268,866
Income tax receivable	1,103	1,499
Securities owned, including amounts pledged of $1,178,324 ($1,015,604 in 2024), at fair value	1,217,688	1,108,206
Notes receivable, net	67,731	67,931
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $93,737 ($92,390 in 2024)	37,084	38,188
Right-of-use lease assets, net of accumulated amortization of $124,992 ($118,325 in 2024)	131,779	133,821
Corporate-owned life insurance	96,987	98,828
Goodwill	143,607	143,607
Intangible assets	35,543	35,709
Other assets	107,896	112,534
Total assets	$3,572,182	$3,382,726
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$15,331	$21,661
Bank call loans	359,500	252,100
Payable to brokers, dealers and clearing organizations	384,470	253,816
Payable to customers	328,298	357,835
Securities sold under agreements to repurchase	866,413	931,754
Securities sold but not yet purchased, at fair value	277,888	98,892
Accrued compensation	181,406	331,298
Income tax payable	11,423	3,963
Accounts payable and other liabilities	59,176	65,764
Lease liabilities	171,497	173,320
Deferred tax liabilities, net of deferred tax assets of $45,075 ($48,640 in 2024)	44,514	41,928
Total liabilities	2,699,916	2,532,331
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,425,830 and 10,231,736 as of March 31, 2025 and December 31, 2024, respectively Class B: shares authorized, issued and outstanding: 99,665 as of March 31, 2025 and December 31, 2024	10	10
Additional paid-in capital	23,331	29,733
Retained earnings	848,721	819,961
Accumulated other comprehensive income	204	691
Total Stockholders' equity	872,266	850,395
Total Liabilities and Stockholders' Equity	$3,572,182	$3,382,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except number of shares and per share amounts)	2025	2024
REVENUE
Commissions	$110,878	$95,850
Advisory fees	128,803	114,847
Investment banking	47,623	50,537
Bank deposit sweep income	30,075	36,685
Interest	36,369	26,766
Principal transactions, net	8,975	18,234
Other	5,102	10,219
Total revenue	367,825	353,138
EXPENSES
Compensation and related expenses	227,091	221,713
Communications and technology	26,182	24,576
Occupancy and equipment costs	16,009	15,848
Clearing and exchange fees	7,752	5,842
Interest	21,396	20,548
Other	28,019	27,156
Total expenses	326,449	315,683

Pre-tax income	41,376	37,455
Income tax provision	10,721	11,711
Net income	$30,655	$25,744

Net loss attributable to noncontrolling interest, net of tax	—	(310)
Net income attributable to Oppenheimer Holdings Inc.	$30,655	$26,054

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.93	$2.50
Diluted	$2.72	$2.37

Weighted average shares outstanding
Basic	10,465,771	10,407,454
Diluted	11,277,939	11,001,669

Period end shares outstanding	10,525,495	10,346,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands)	2025	2024
Net income	$30,655	$25,744
Other comprehensive loss, net of tax
Currency translation adjustment	(487)	(388)
Comprehensive income	$30,168	$25,356
Less net loss attributable to noncontrolling interests	—	(310)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$30,168	$25,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended March 31,
(Expressed in thousands, except per share amount)	2025	2024
Common stock ($0.001 par value per share)
Balance at beginning of period	$10	$10
Issuance of Class A non-voting common stock	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—
Balance at end of period	10	10
Additional paid-in capital
Balance at beginning of period	29,733	31,774
Issuance of Class A non-voting common stock	6,199	8,238
Repurchase of Class A non-voting common stock for cancellation	(90)	(8,384)
Share-based expense	3,458	3,145
Vested employee share plan awards	(15,969)	(14,996)
Change in redemption value of redeemable noncontrolling interests	—	263
Balance at end of period	23,331	20,040
Retained earnings
Balance at beginning of period	819,961	756,468
Net income (1)	30,655	26,054
Dividends paid	(1,895)	(1,576)
Balance at end of period	848,721	780,946
Accumulated other comprehensive income
Balance at beginning of period	691	914
Currency translation adjustment	(487)	(388)
Balance at end of period	204	526
Total Oppenheimer Holdings Inc. stockholders' equity	$872,266	$801,522
Noncontrolling interest
Balance at beginning of period	—	73
Net loss attributable to noncontrolling interest	—	(310)
Change in redemption value of redeemable noncontrolling interests	—	237
Balance at end of period	—	—
Total stockholders' equity	$872,266	$801,522

Dividends paid per share	$0.18	$0.15

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2025	2024
Cash flows from operating activities
Net income	$30,655	$25,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	2,785	2,643
Deferred income taxes	2,600	3,004
Amortization of intangible assets	166	76
Amortization of notes receivable	4,520	4,426
Amortization of debt issuance costs	—	55
Provision for credit losses	(10)	4
Share-based compensation	716	1,736
Amortization of right-of-use lease assets	6,333	6,478
Decrease (increase) in operating assets:
Deposits with clearing organizations	3,087	(15,310)
Receivable from brokers, dealers and clearing organizations	(8,830)	24,225
Receivable from customers	(81,062)	(119,812)
Income tax receivable	396	1,444
Securities purchased under agreements to resell	—	1,752
Securities owned	(109,482)	(248,777)
Notes receivable	(4,320)	(8,675)
Corporate-owned life insurance	1,841	(6,252)
Other assets	2,829	(18,581)
Increase (decrease) in operating liabilities:
Drafts payable	(6,330)	12,457
Payable to brokers, dealers and clearing organizations	130,654	135,476
Payable to customers	(29,537)	78,340
Securities sold under agreements to repurchase	(65,341)	(353,927)
Securities sold but not yet purchased	178,996	489,256
Accrued compensation	(147,150)	(93,310)
Income tax payable	7,460	6,515
Accounts payable and other liabilities	(12,716)	(8,035)
Cash provided by (used in) operating activities	(91,740)	(79,048)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(1,681)	(258)
Proceeds from the settlement of Company-owned life insurance	1,322	—
Cash used in investing activities	(359)	(258)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(1,895)	(1,576)
Repurchase of Class A non-voting common stock for cancellation	(90)	(8,384)
Payments for employee taxes withheld related to vested share-based awards	(9,770)	(6,758)
Redemption of redeemable noncontrolling interests	—	500
Increase in bank call loans	107,400	94,350
Cash provided by financing activities	95,645	78,132
Net increase (decrease) in cash and cash equivalents	3,546	(1,174)
Cash and cash equivalents, beginning of period	33,150	28,835
Cash and cash equivalents, end of period	$36,696	$27,661
Reconciliation of cash and cash equivalents within the condensed consolidated balance sheets:	2025	2024
Cash and cash equivalents	$36,696	$27,661
Total cash and cash equivalents	$36,696	$27,661
Schedule of non-cash financing activities
Employee share plan issuance	$10,277	$13,368
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$20,630	$21,399
Cash paid during the period for income taxes, net	$289	$769

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

As of March 31, 2025, the Company had $67.7 million of notes receivable ($67.9 million as of December 31, 2024). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three months ended March 31, 2025, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2025, the balance of defaulted notes was $4.8 million and the allowance for uncollectibles was $3.0 million. The allowance for uncollectibles consisted of $1.8 million related to defaulted notes balances (five years and older) and $1.2 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of March 31, 2025:

(Expressed in thousands)
As of March 31, 2025

2025	$43
2024	449
2023	889
2022	141
2021	1,490
2020 and prior	1,758
Total	$4,770

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended March 31, 2025 and 2024:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2025	2024
Beginning balance	$2,814	$3,869
Additions	168	222
Ending balance	$2,982	$4,091

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

4.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2034. The Company leases its corporate headquarters at 85 Broad Street, New York, New York, which houses its executive management team and many administrative functions for the Company as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 89 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong, China.

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

As of March 31, 2025, the Company had right-of-use operating lease assets of $131.8 million (net of accumulated amortization of $125.0 million) which are comprised of real estate leases of $129.1 million (net of accumulated amortization of $122.5 million) and equipment leases of $2.7 million (net of accumulated amortization of $2.5 million). As of March 31, 2025, the Company had operating lease liabilities of $171.5 million which are comprised of real estate lease liabilities of $168.9 million and equipment lease liabilities of $2.6 million. The Company had no finance leases as of March 31, 2025.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of March 31, 2025 and December 31, 2024, respectively:

	As of
	March 31, 2025	December 31, 2024

Weighted average remaining lease term (in years)	5.97	6.08
Weighted average discount rate	7.40%	7.50%

The following table presents operating lease costs recognized for the three months ended March 31, 2025 and March 31, 2024, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2025	2024
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$5,957	$6,046
Real estate leases - Interest expense	3,129	3,323
Equipment leases - Right-of-use lease asset amortization	424	431
Equipment leases - Interest expense	45	46

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of March 31, 2025 and December 31, 2024 are as follows:

(Expressed in thousands)
	As of
	March 31, 2025	December 31, 2024
2025	$32,678	$42,466
2026	41,896	40,596
2027	39,142	38,151
2028	25,444	24,794
2029	19,426	18,816
After 2030	55,117	52,472
Total lease payments	$213,703	$217,295
Less interest	(42,206)	(43,975)
Present value of lease liabilities	$171,497	$173,320

As of March 31, 2025, the Company had $3.9 million of additional real estate operating leases that have not yet commenced ($6.9 million as of December 31, 2024).
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
Investment Banking
The Company earns underwriting revenue by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenue is recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that time. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenue and related expenses are presented gross on the consolidated income statements.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2025 and 2024:

(Expressed in thousands)	For the Three Months Ended March 31, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$48,767	$53,948	$12	$102,727
Mutual fund and insurance income	8,144	1	6	8,151
Advisory fees	128,792	—	11	128,803
Investment banking - capital markets	2,962	18,699	—	21,661
Investment banking - advisory	—	25,962	—	25,962
Bank deposit sweep income	30,075	—	—	30,075
Other	4,349	1,108	1,313	6,770
Total revenue from contracts with customers	223,089	99,718	1,342	324,149
Other sources of revenue:
Interest	21,485	13,454	1,430	36,369
Principal transactions, net	(587)	9,795	(233)	8,975
Other	(2,001)	294	39	(1,668)
Total other sources of revenue	18,897	23,543	1,236	43,676
Total revenue	$241,986	$123,261	$2,578	$367,825

(Expressed in thousands)	For the Three Months Ended March 31, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,930	$43,045	$5	$87,980
Mutual fund and insurance income	7,864	1	5	7,870
Advisory fees	114,836	—	11	114,847
Investment banking - capital markets	3,021	15,627	—	18,648
Investment banking - advisory	21	31,868	—	31,889
Bank deposit sweep income	36,685	—	—	36,685
Other	3,416	320	980	4,716
Total revenue from contracts with customers	210,773	90,861	1,001	302,635
Other sources of revenue:
Interest	20,196	4,303	2,267	26,766
Principal transactions, net	1,736	16,733	(235)	18,234
Other	5,256	186	61	5,503
Total other sources of revenue	27,188	21,222	2,093	50,503
Total revenue	$237,961	$112,083	$3,094	$353,138

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Company had receivables related to revenue from contracts with customers of $38.8 million and $46.2 million at March 31, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2025.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $1.6 million and $0.9 million at March 31, 2025 and December 31, 2024, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	March 31, 2025	December 31, 2024
Receivables
Commission (1)	$6,160	$4,408
Mutual fund and insurance income (2)	5,790	5,838
Advisory fees (3)	5,365	11,271
Bank deposit sweep income (4)	4,405	4,748
Investment banking fees (5)	11,713	14,798
Other	5,415	5,124
Total receivables	$38,848	$46,187
Deferred revenue (payables):
Investment Banking fees (6)	$374	$28
Software license fees (7)	648	902
IRA fees (8)	610	—
	$1,632	$930
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
(7)Software license fees received upfront from customers and recognized ratably over the contract period
(8)Fees received in advance on an annual basis.

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2025	2024
Basic weighted average number of shares outstanding	10,465,771	10,407,454
Net dilutive effect of share-based awards, treasury stock method (1)	812,168	594,215
Diluted weighted average number of shares outstanding	11,277,939	11,001,669

Net income attributable to Oppenheimer Holdings Inc.	$30,655	$26,054

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.93	$2.50
Diluted	$2.72	$2.37

(1) For the three months ended March 31, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 211,250 shares of Class A Stock granted under shared-based compensation arrangements. For the three months ended March 31, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2025	December 31, 2024
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$109,303	$137,177
Receivable from brokers	59,537	59,487
Securities failed to deliver	43,625	8,459
Clearing organizations and other (1)	37,843	36,355
Total	$250,308	$241,478
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$360,889	$235,498
Securities failed to receive	20,252	14,757
Payable to brokers	328	607
Clearing organizations and other	3,001	2,954
Total	$384,470	$253,816
(1) As of March 31, 2025, approximately $11.2 million of this balance represents a receivable for trades executed, but not yet settled (December 31, 2024: $15.4 million).

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

In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company has valued the auction rate securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. As of March 31, 2025 and December 31, 2024, the Company had $128,000 and $2.7 million respectively, of auction rate securities in Level 3 assets.

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

Other

The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of March 31, 2025 and December 31, 2024, the fair value of the investment was $5.9 million and $5.9 million, respectively, and was categorized in Level 2 of the fair value hierarchy.

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of March 31, 2025, Company had $3.2 million of trade claims in Level 3 assets.

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
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2025:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$278	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,141	856	N/A	N/A
	$5,419	$856
(1) Hedge funds represent investments in credit driven strategies.
(2) Private equity funds includes portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities.

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
(2) Private equity funds includes portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$31,340	$—	$—	$31,340
Securities owned:
U.S. Treasury securities	1,080,309	—	—	1,080,309
U.S. Agency securities	—	3,861	—	3,861
Sovereign obligations	—	4,289	—	4,289
Corporate debt and other obligations	—	31,923	—	31,923
Mortgage and other asset-backed securities	—	8,723	—	8,723
Municipal obligations	—	32,568	—	32,568
Convertible bonds	—	16,929	—	16,929
Corporate equities	32,357	—	—	32,357
Money markets	6,525	76	—	6,601
Auction rate securities	—	—	128	128
Securities owned, at fair value	1,119,191	98,369	128	1,217,688
Investments (1)	565	17,284	—	17,849
Trade claims(1)	—	—	3,218	3,218
Loans(1)	—	797	—	797
Total	$1,151,096	$116,450	$3,346	$1,270,892
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$227,505	$—	$—	$227,505
U.S. Agency securities	—	2	—	2
Corporate debt and other obligations	—	33,014	—	33,014
Convertible bonds	—	5,774	—	5,774
Corporate equities	11,593	—	—	11,593
Securities sold but not yet purchased, at fair value	239,098	38,790	—	277,888
Derivative contracts:
Futures (2)	726	—	—	726
Derivative contracts, total	726	—	—	726
Total	$239,824	$38,790	$—	$278,614
(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable/payable from/to brokers, dealers and clearing organizations the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	28,071	$—	$—	$28,071
Securities owned:
U.S. Treasury securities	995,420	—	—	995,420
U.S. Agency securities	—	3,691	—	3,691
Corporate debt and other obligations	—	9,423	—	9,423
Mortgage and other asset-backed securities	—	8,954	—	8,954
Municipal obligations	—	34,704	—	34,704
Convertible bonds	—	21,938	—	21,938
Corporate equities	23,873	—	—	23,873
Money markets	7,551	—	—	7,551
Auction rate securities	—	—	2,652	2,652
Securities owned, at fair value	1,026,844	78,710	2,652	1,108,206
Investments (1)	978	17,005	—	17,983
Trade claims (1)	—	—	2,684	2,684
Loans (1)	—	432	—	432
Total	$1,055,893	$96,147	$5,336	$1,157,376
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$82,767	$—	$—	$82,767
U.S. Agency securities	—	4	—	4
Corporate debt and other obligations	—	11	—	11
Convertible bonds	—	4,998	—	4,998
Corporate equities	11,112	—	—	11,112
Securities sold but not yet purchased, at fair value	93,879	5,013	—	98,892
Derivative contracts:
Futures (2)	1,071	—	—	1,071
Derivative contracts, total	1,071	—	—	1,071
Total	$94,950	$5,013	$—	$99,963
(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable/payable to brokers, dealers and clearing organizations.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Trade claims	$2,684	$—	$534	$—	$—	$3,218
Auction rate securities (1)	$2,652	$206	$—	$(2,730)	$—	$128
(1) Represents auction rate securities that failed in the auction rate market.
(2) Included in principal transactions in the consolidated income statement.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2024
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$2,713	$—	$—	$—	$—	$2,713
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

Assets and liabilities not measured at fair value as of March 31, 2025:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$36,696	$36,696	$—	$—	$36,696
Deposits with clearing organizations	64,482	64,482	—	—	64,482
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	109,303	—	109,303	—	109,303
Receivables from brokers	59,537	—	59,537	—	59,537
Securities failed to deliver	43,625	—	43,625	—	43,625
Clearing organizations and other	37,843	—	37,843	—	37,843
	250,308	—	250,308	—	250,308
Receivable from customers	1,349,938	—	1,349,938	—	1,349,938
Notes receivable, net	67,731	—	67,731	—	67,731
Corporate-owned life insurance	96,987	—	96,987	—	96,987
Investments(1)	2,197	—	2,197	—	2,197
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$15,331	$15,331	$—	$—	$15,331
Bank call loans	359,500	—	359,500	—	359,500
Payables to brokers, dealers and clearing organizations:
Securities loaned	360,889	—	360,889	—	360,889
Payable to brokers	328	—	328	—	328
Securities failed to receive	20,252	—	20,252	—	20,252
Clearing organization and other	2,276	—	2,276	—	2,276
	383,745	—	383,745	—	383,745
Payables to customers	328,298	—	328,298	—	328,298
Securities sold under agreements to repurchase	866,413	—	866,413	—	866,413

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2024:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33,150	$33,150	$—	$—	$33,150
Deposits with clearing organization	70,838	70,838	—	—	70,838
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	137,177	—	137,177	—	137,177
Receivables from brokers	59,487	—	59,487	—	59,487
Securities failed to deliver	8,459	—	8,459	—	8,459
Clearing organizations and other	36,355	—	36,355	—	36,355
	241,478	—	241,478	—	241,478
Receivable from customers	1,268,866	—	1,268,866	—	1,268,866
Notes receivable, net	67,931	—	67,931	—	67,931
Corporate-owned life insurance	98,828	—	98,828	—	98,828
Investments (1)	1,634	—	1,634	—	1,634
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,661	$21,661	$—	$—	$21,661
Bank call loans	$252,100	$—	$252,100	$—	$252,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	235,498	—	235,498	—	235,498
Payable to brokers	607	—	607	—	607
Securities failed to receive	14,757	—	14,757	—	14,757
Clearing organizations and other	1,883	—	1,883	—	1,883
	252,745	—	252,745	—	252,745
Payables to customers	357,835	—	357,835	—	357,835
Securities sold under agreements to repurchase	931,754	—	931,754	—	931,754
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

The notional amounts and fair values of the Company's derivatives as of March 31, 2025 and December 31, 2024 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2025
	Description	Notional	Fair Value
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$13,035,000	$726
Other contracts	Forward repurchase agreements	257,188	—
		$13,292,188	$726

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the three months ended March 31, 2025 and 2024:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2025
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(1,138)
			$(1,138)
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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2025, the outstanding balance of bank call loans was $359.5 million ($252.1 million as of December 31, 2024). As of March 31, 2025, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $23.1 million and $377.6 million, respectively.
As of March 31, 2025, the Company had approximately $1.9 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $306 million under securities loan agreements.
As of March 31, 2025, the Company had pledged $294.1 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2025, the Company had no outstanding letters of credit.

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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2025:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,159,320
Securities loaned:
Corporate equities	360,889
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,520,209
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$292,907	$(292,907)	$—	$—	$—	$—
Securities borrowed (1)	109,303	—	109,303	(107,850)	—	1,453
Total	$402,210	$(292,907)	$109,303	$(107,850)	$—	$1,453
(1)Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,159,320	$(292,907)	$866,413	$(866,413)	$—	$—
Securities loaned (2)	360,889	—	360,889	(350,785)	—	10,104
Total	$1,520,209	$(292,907)	$1,227,302	$(1,217,198)	$—	$10,104
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2024
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$68,055	$(68,055)	$—	$—	$—	$—
Securities borrowed (1)	137,177	—	137,177	(130,568)	—	6,609
Total	$205,232	$(68,055)	$137,177	$(130,568)	$—	$6,609
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$999,809	$(68,055)	$931,754	$(931,754)	$—	$—
Securities loaned (2)	235,498	—	235,498	(229,156)	—	6,342
Total	$1,235,307	$(68,055)	$1,167,252	$(1,160,910)	$—	$6,342
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2025, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $106.4 million ($131.7 million as of December 31, 2024) and $292.8 million ($68.1 million as of December 31, 2024), respectively, of which the Company has sold and re-pledged approximately $43.7 million ($39.2 million as of December 31, 2024) under securities loaned transactions and $292.8 million under repurchase agreements ($68.1 million as of December 31, 2024).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.2 billion, as presented on the face of the consolidated balance sheet as of March 31, 2025 ($1.0 billion as of December 31, 2024).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of March 31, 2025 were receivables from three major U.S. broker-dealers totaling approximately $77.3 million. Included in receivable from customers as of March 31, 2025 were fully secured margin loans from our two largest customer accounts totaling approximately $686.9 million, comprising 51% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of March 31, 2025 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd, a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2025, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table sets forth the total assets and liabilities of VIEs consolidated on our condensed consolidated balance sheet:

(Expressed in thousands)
	As of March 31,
	2025	2024
Asset
Cash and cash equivalents	$—	$11
Restricted Cash	—	—
Other Assets	—	—
Total Assets	$—	$11
Liabilities
Other Liabilities	—	171
Total Liabilities	$—	$171

11. Income taxes

The effective income tax rate for the three months ended March 31, 2025 was 25.9%, compared with 31.3% for the three months ended March 31, 2024 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the first quarter of 2025 was positively impacted by fewer non-deductible expenses and a higher tax benefit upon the vesting of share awards.

12.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Class A Stock outstanding, beginning of period	10,231,736	10,186,783
Issued pursuant to share-based compensation plans	195,624	275,137
Repurchased and cancelled	(1,530)	(214,723)
Class A Stock outstanding, end of period	10,425,830	10,247,197

Stock buy-back
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
repurchase program. As of December 31, 2024, 497,893 shares remained available to be purchased under its share repurchase program.
During the three months ended March 31, 2025, the Company purchased and canceled an aggregate of 1,530 shares of Class A Stock for a total consideration of $80,950 ($58.79 per share) under its share repurchase program. During the three months ended March 31, 2024, the Company purchased and canceled an aggregate of 214,723 shares of Class A Stock for a total consideration of $8.4 million ($39.05 per share) under this program. As of March 31, 2025, 496,363 shares remained available to be purchased under the share repurchase program.
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
On April 25, 2025, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on May 23, 2025 to holders of Class A Stock and Class B Stock of record on May 9, 2025.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $9 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

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

On June 30, 2022, Oppenheimer received a "Wells Notice" from the SEC requesting that Oppenheimer make a written submission to the SEC to explain why Oppenheimer should not be charged with violations of Section 15c2-12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 in relation to its sales of municipal notes pursuant to an exemption from continuing disclosure contained in Rule 15c2-12. On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2025, the net capital of Oppenheimer as calculated under the Rule was $384.1 million or 26.73% of Oppenheimer's aggregate debit items. This was $355.4 million in excess of the minimum required net capital at that date.
Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of March 31, 2025, Freedom had net capital of $3.7 million, which was $3.6 million in excess of the $100,000 required to be maintained at that date.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of March 31, 2025, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 124% (required 56.0%);
•Tier 1 Capital ratio 124% (required 75.0%); and
•Total Capital ratio 166% (required 100.0%).

As of March 31, 2025, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of March 31, 2025, the regulatory capital of Oppenheimer Investments Asia Limited was $3.0 million, which was $2.6 million in excess of the $385,718 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of March 31, 2025, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.
As of March 31, 2025, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the three months ended March 31, 2025 and 2024. There are no adjustments or reconciling items for any of the periods presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM

(Expressed in thousands)
	For the Three Month Ended March 31, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$241,986	$123,261	$2,578	$367,825
Less :
Compensation Expenses	119,648	87,344	20,099	227,091
Other Segment Items(1)	54,474	41,014	3,870	99,358
Pre-Tax Income (Loss)	$67,864	$(5,097)	$(21,391)	$41,376
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Three Month Ended March 31, 2024
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$237,961	$112,083	$3,094	$353,138
Less :
Compensation Expenses	115,572	81,588	24,554	221,714
Other Segment Items(1)	46,604	37,197	10,168	93,969
Pre-Tax Income (Loss)	$75,785	$(6,702)	$(31,628)	$37,455
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2025 and 2024 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2025	2024
Americas	$354,709	$341,417
Europe/Middle East	12,352	10,774
Asia	764	947
Total	$367,825	$353,138

16.    Subsequent events

The Company has performed an evaluation of events that occurred since March 31, 2025 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 12.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2025, we provided our services from 89 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At March 31, 2025, client assets under management ("AUM") totaled $48.9 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of March 31, 2025 totaled $129.9 billion. CAUA includes AUM and the other assets held for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct our secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. At March 31, 2025, the Company employed 3,012 employees (2,974 full-time and 38 part-time), of whom 933 were financial advisors.

Outlook
We are focused on growing our wealth management business through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions or strategic partnerships. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses, including integrating new technology platforms to expand the suite of services offered to our clients and onboarding experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking, we are committed to growing our footprint by adding experienced bankers within our existing industry practices as well as new industry practices where we believe we can be successful.
We continuously invest in and improve our technology platform to support client service and to remain competitive, while simultaneously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We recognize employee work habits have changed in a post-pandemic world. As a result, we are continuously reviewing our physical footprint on lease renewals, and in many cases reducing office size and configuration. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
The Company also reviews its full service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our stockholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time acquire a controlling financial interest in a business or make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment or offer products and services aligned with the Company's long-term business objectives.

Short-term Interest Rate Environment

After reducing the federal funds rate by 1 percentage point to a target range of 4.25% - 4.50% through a series of rate cuts in the latter half of 2024, the Federal Reserve (the “FED”) held rates steady at their first two meetings of 2025. The current pause is driven by the FED’s desire to wait for further clarity on the economy, as uncertainty around the economic outlook has increased in light of recent policy changes impacting trade, immigration and government spending. Recent announcements around the imposition of universal and targeted tariffs have significantly impacted investor sentiment leading to major declines in market averages. Such disruption often leads to FED intervention. The FED’s forecast continues to pencil in two rate cuts for 2025, though this is subject to change.
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

Israel-Hamas War and Conflict with Hezbollah and Iran

On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The war has now finished its second year and has seen a significant escalation in a longstanding conflict between Israel and Hezbollah, the Lebanese-based militant group. The conflict was further intensified in 2024 by the direct entry of Iran, which launched a missile attack on Israel. The expiration of a cease-fire and the resumption of hostilities is likely to increase the calls for peace and may interfere with Israel’s relations with the rest of the world. Given the continued unrest, there remains a risk that these conflicts could expand into a wider regional war which could have an adverse impact on the worldwide economy, financial markets and thus on our business. At this time, these conflicts have not yet had a material impact on our business operations in Israel or elsewhere.

EXECUTIVE SUMMARY

The Firm’s solid performance for the quarter underscores the ability of our diversified businesses to deliver profitable operating results in increasingly uncertain macroeconomic conditions. During the quarter, all major indices receded from prior quarter highs as the financial markets digested the new administration’s swift policy changes on trade, immigration and government spending as well as initiatives on decreased regulation. Concerns that recently enacted tariffs would likely provoke a wider trade war and spur “stagflation” – a combination of slower growth and higher inflation – produced increased volatility and lower valuations for equity securities as well as pressure on the U.S. dollar. The likelihood of a recession has increased significantly, coupled with reduced consumer confidence and expectations for higher inflation resulting from increased import prices. There are dimmed hopes for a resumption of active capital market activity with little probability of increased corporate issuances of common stock through IPOs or secondaries. Should market declines persist, this will also negatively impact our assets under management ("AUM") and fees earned from that activity. We hope that recent market turbulence will convince policy makers that recent “on-off” announcements of market-moving policy is significantly impacting likely economic outcomes and that they will significantly reduce such activity.
Notwithstanding the increasingly negative market sentiment, our Wealth Management business delivered strong results with a number of improvements over the prior year. The volatile markets spurred robust trading by our clients, driving higher retail commissions. Asset-based advisory fees also increased since AUM, while slightly reduced from recently established all-time highs, remained well above AUMs outstanding during the comparable period. A decline in our interest-sensitive revenues, partially offset these improvements due to lower short term interest rates and reduced FDIC sweep balances.

Our Capital Markets revenues exceeded prior year levels despite challenging market conditions that saw lower underwriting activity amid postponed transactions by corporate clients owing to policy uncertainties and volatile markets that put a damper on deal making activities and new issuance levels. Institutional trading volumes increased in the volatile markets seen during the latter part of the 1st quarter, which were favorable to our sales and trading revenues.
RESULTS OF OPERATIONS

The Company reported net income of $30.7 million or $2.93 basic earnings per share for the first quarter of 2025, compared with net income of $26.1 million or $2.50 per share for the first quarter of 2024. Revenue for the first quarter of 2025 was $367.8 million, an increase of 4.2%, compared to revenue of $353.1 million for the first quarter of 2024.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	1Q-2025	1Q-2024	Change	% Change
Revenue	$367,825	$353,138	$14,687	4.2
Compensation expense	$227,091	$221,713	$5,378	2.4
Non-compensation expense	$99,358	$93,970	$5,388	5.7
Pre-tax Income	$41,376	$37,455	$3,921	10.5
Income tax provision	$10,721	$11,711	$(990)	(8.5)
Net Income (1)	$30,655	$26,054	$4,601	17.7

Earnings per share (basic) (1)	$2.93	$2.50	$0.43	17.2
Earnings per share (diluted) (1)	$2.72	$2.37	$0.35	14.8

Book Value Per Share	$82.87	$77.47	$5.40	7.0
Tangible Book Value Per Share (2)	$65.85	$60.41	$5.44	9.0
Class A Shares Outstanding	10,425,830	10,247,197	178,633	1.7

AUA ($ billions)	$129.9	$124.9	$5.0	4.0
AUM ($ billions)	$48.9	$46.6	$2.3	4.9
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Increased revenue for the first quarter of 2025 was primarily driven by significantly higher advisory fees attributable to a rise in billable AUM and an increase in transaction-based commissions as well as sales and trading revenue
•Assets under administration and under management at March 31, 2025 modestly decreased below recently established records
•Compensation expenses increased from the prior year quarter largely as a result of inflationary pressures on wages and higher production-related expenses
•Non-compensation expenses increased from the prior year quarter primarily due to higher interest and technology related expenses and higher clearing and exchange costs attributable to higher volumes
•Total stockholders' equity, book value and tangible book value per share reached new record highs as a result of positive earnings

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months ended March 31, 2025 and 2024:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2025	2024	% Change
Revenue
Wealth Management	$241,986	$237,961	1.7
Capital Markets	123,261	112,083	10.0
Corporate/Other	2,578	3,094	(16.7)
Total	$367,825	$353,138	4.2

Pre-Tax Income (Loss)
Wealth Management	$67,864	$75,785	(10.5)
Capital Markets	(5,097)	(6,702)	(23.9)
Corporate/Other	(21,391)	(31,628)	(32.4)
Total	$41,376	$37,455	10.5

Wealth Management

Wealth Management reported revenue for the current quarter of $242.0 million, 1.7% higher compared with a year ago. Pre-tax income was $67.9 million in the current quarter, a decrease of 10.5% compared with a year ago. Financial advisor headcount at the end of the current quarter was 933, compared to 936 and 931 at the end of the first quarter of 2024 and fourth quarter of 2024, respectively.

('000s unless otherwise indicated)
	1Q-2025	1Q-2024	Change	% Change
Revenue	$241,986	$237,961	$4,025	1.7
Commissions	$56,911	$52,794	$4,117	7.8
Advisory fee revenue	$128,792	$114,836	$13,956	12.2
Bank deposit sweep income	$30,075	$36,685	$(6,610)	(18.0)
Interest	$21,485	$20,196	$1,289	6.4
Other	$4,723	$13,450	$(8,727)	(64.9)

Total Expenses	$174,122	$162,176	$11,946	7.4
Compensation	$119,648	$115,572	$4,076	3.5
Non-compensation	$54,474	$46,604	$7,870	16.9

Pre-Tax Income	$67,864	$75,785	$(7,921)	(10.5)

Compensation Ratio	49.4%	48.6%	0.8%	1.6
Non-compensation Ratio	22.5%	19.6%	2.9%	14.8
Pre-Tax Margin	28.0%	31.8%	(3.8)%	(11.9)

Asset Under Administration (billions)	$129.9	$124.9	$5.0	4.0
Asset Under Management (billions)	$48.9	$46.6	$2.3	4.9
Cash Sweep Balances (billions)	$2.9	$3.2	$(0.3)	(9.4)

•Retail commissions increased 7.8% from a year ago primarily due to higher retail trading activity
•Advisory fees increased 12.2% due to higher AUM during the billing period
•Bank deposit sweep income decreased $6.6 million from a year ago due to lower cash sweep balances and lower short-term interest rates
•Interest revenue increased 6.4% from the prior year period due to higher average margin loan balances
•Other revenue decreased from a year ago primarily due to a decline in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments
•Compensation expenses increased 3.5% from a year ago primarily due to higher production related expenses, partially offset by lower deferred compensation expenses and decreased costs associated with share appreciation rights
•Non-compensation expenses increased 16.9% from a year ago primarily due to an increase in legal expenses and higher external portfolio management costs, which are directly related to the increase in AUM
The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2025:

(Expressed in millions)
	For the Three Months Ended March 31, 2025
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$43,039	$2,361	$(2,052)	$(635)	$42,713
Institutional Fixed Income (2)	916	4	(43)	19	895
Alternative Investments:
Hedge funds (3)	4,015	35	(161)	(94)	3,794
Private Equity Funds (4)	1,185	55	(3)	58	1,295
Portfolio Enhancement Program (5)	228	6	(3)		231
Other	—	$2	$—	$—	2
	$49,383	$2,462	$(2,262)	$(652)	$48,930
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
(4)Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities.
(5)The portfolio enhancement program sells uncovered, out-of-money puts and calls on the S&P 500 Index. The program is market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy.

Capital Markets
Capital Markets reported revenue for the current quarter of $123.3 million, 10.0% higher when compared with the prior year period. Pre-tax loss was $5.1 million compared with a pre-tax loss of $6.7 million a year ago.

('000s)	1Q-2025	1Q-2024	Change	% Change
Revenue	$123,261	$112,083	$11,178	10.0

Investment Banking	$44,980	$47,918	$(2,938)	(6.1)
Advisory fees	$25,962	$31,868	$(5,906)	(18.5)
Equities underwriting	$13,399	$13,179	$220	1.7
Fixed income underwriting	$5,301	$2,447	$2,854	116.6
Other	$318	$424	$(106)	(25.0)

Sales and Trading	$76,879	$63,659	$13,220	20.8
Equities	$41,744	$30,266	$11,478	37.9
Fixed Income	$35,135	$33,393	$1,742	5.2

Other	$1,402	$506	$896	177.1

Total Expenses	$128,358	$118,785	$9,573	8.1
Compensation	$87,344	$81,588	$5,756	7.1
Non-compensation	$41,014	$37,197	$3,817	10.3

Pre-Tax Loss	$(5,097)	$(6,702)	$1,605	*

Compensation Ratio	70.9%	72.8%	(1.9)%	(2.6)
Non-compensation Ratio	33.3%	33.2%	0.1%	0.3
Pre-Tax Margin	(4.1)%	(6.0)%	1.9%	(31.7)
*Percentage not meaningful

•Advisory fees earned from investment banking activities decreased 18.5% compared with a year ago primarily due to fewer private placement transactions
•Equities underwriting fees were flat when compared to the prior year period
•Fixed income underwriting fees increased 116.6% compared with prior year period primarily due to higher public finance transaction revenue
•Equities sales and trading revenue increased 37.9% compared with the prior year period mostly due to higher trading volumes and greater options-related revenue
•Fixed income sales and trading revenue increased 5.2% compared with a year ago largely due to higher interest income on trading inventory
•Compensation expenses increased 7.1% compared with a year ago largely due to costs associated with opportunistic new hires and greater production related expense
•Non-compensation expenses were 10.3% higher than a year ago primarily due to an increase in communication and technology expenses and execution-related fees

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2024.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2025, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2025, total assets increased by 5.6% from December 31, 2024. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has uncommitted arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2025, the Company had an outstanding bank call loan balance of $439.6 million compared to $252.1 million at December 31, 2024. The Company also has some availability of short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.1 million and $385,718, respectively, at March 31, 2025. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $2.6 million in forgivable notes (which are inherently illiquid) to employees during the three months ended March 31, 2025 ($4.5 million for the three months ended March 31, 2024) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention initiatives.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand, uncommitted in nature and bear interest at various rates. At March 31, 2025, the Company had $359.5 million of bank call loans ($252.1 million at December 31, 2024). The average daily bank loan outstanding for the three months ended March 31, 2025 was $277.3 million ($57.8 million for the three months ended March 31, 2024). The largest daily bank loans outstanding for the three months ended March 31, 2025 was $491.7 million ($164.9 million for the three months ended March 31, 2024).

At March 31, 2025, securities loan balances totaled $360.9 million ($235.5 million at December 31, 2024 and $298.0 million at March 31, 2024). The average daily securities loan balances outstanding for the three months ended March 31, 2025 were $359.2 million ($303.4 million for the three months ended March 31, 2024). The largest daily stock loan balance for the three months ended March 31, 2025 was $436.8 million ($335.7 million for the three months ended March 31, 2024).

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
At March 31, 2025, the gross balances of reverse repurchase agreements and repurchase agreements were $292.9 million and $1,159.3 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2025 was $370.5 million and $1,044 million, respectively ($122.9 million and $809.3 million, respectively, for the three months ended March 31, 2024). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2025 was $633.5 million and $1,220 million, respectively ($578.4 million and $1.1 billion, respectively, for the three months ended March 31, 2024).
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

We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $97.0 million as of March 31, 2025.

We regularly review our sources of liquidity and financing, both on a short term and long term basis, and conduct internal stress analyses to determine the impact on the Company of events that could remove sources of liquidity or financing and to plan actions the Company could take in the case of such an eventuality. Regulators are increasingly focused on liquidity management and we have seen increased regulatory scrutiny of liquidity management by our industry. Should a disruption occur in our liquidity and financing sources, we have developed a contingency funding plan that we believe would result in a reduction of assets through liquidation that would significantly reduce the Company's need for external financing.

Our primary long-term cash requirements are related to $171.5 million of operating lease obligations. The total cash requirement for interest expense related to operating lease obligations is estimated to be $8.8 million for the remainder of 2025.

Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2025	2024
Cash provided by (used in) operating activities	$(91,740)	$(79,048)
Cash used in investing activities	(359)	(258)
Cash provided by financing activities	95,645	78,132
Net decrease in cash, cash equivalents and restricted cash	$3,546	$(1,174)

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

During periods of high volatility such as the current environment, we see increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearinghouses such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. The recent reduction of the settlement cycle for security transactions in the U.S. have substantially reduced settlement risks. All such requirements have been and will be met in the ordinary course with available collateral.
CYBERSECURITY

Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but, in fact are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of data concerning its clients, their financial affairs, as well as Company privileged information.

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

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s Chief Information Officer ("CIO") and the Company’s Chief Information Security Officer ("CISO"), who reports to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity related experience. Risk reporting is provided at monthly meetings of the Firm's cross-business Cybersecurity Committee and periodic presentations to the Firm’s Risk Management Committee, at which many members of the Company’s senior management are present.

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

For additional information on how risks from cybersecurity threats may adversely affect the Company see “Item 1A. Risk Factors-Risks Related to Our Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

REGULATORY MATTERS AND DEVELOPMENTS
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 15 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
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

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah and Iran and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, immigration, impact of tariffs and trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $9 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

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

Item 1A. RISK FACTORS

During the three months ended March 31, 2025, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended March 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2025	—	$—	—	497,893
February 1 - 28, 2025	—	$—		497,893
March 1 - 31, 2025	1,530	$58.79	1,530	496,363
Q1 2025 Total	1,530	$58.79	1,530	496,363

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the notes to the Condensed Consolidated Financial Statements.+

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

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 25th day of April, 2025

By: /s/ Albert G. Lowenthal
Albert G. Lowenthal, Chairman and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)