Form 10-Q
period 2025-06-30
OPPENHEIMER HOLDINGS INC
filed 2025-08-01
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on August 1, 2025 was 10,420,884 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$37,618	$33,150
Deposits with clearing organizations	143,032	98,909
Receivable from brokers, dealers and clearing organizations	290,181	241,478
Receivable from customers, net of allowance for credit losses of $169 ($175 in 2024)	1,341,550	1,268,866
Income tax receivable	2,663	1,499
Securities owned, including amounts pledged of $1,072,282 ($1,015,604 in 2024), at fair value	1,256,970	1,108,206
Notes receivable, net	64,316	67,931
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $96,605 ($92,390 in 2024)	35,470	38,188
Right-of-use lease assets, net of accumulated amortization of $130,417 ($118,325 in 2024)	127,158	133,821
Corporate-owned life insurance	104,045	98,828
Goodwill	143,607	143,607
Intangible assets	35,376	35,709
Other assets	105,353	112,534
Total assets	$3,687,339	$3,382,726
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Drafts payable	$12,128	$21,661
Bank call loans	323,800	252,100
Payable to brokers, dealers and clearing organizations	527,179	253,816
Payable to customers	363,535	357,835
Securities sold under agreements to repurchase	853,123	931,754
Securities sold but not yet purchased, at fair value	203,341	98,892
Accrued compensation	232,728	331,298
Income tax payable	174	3,963
Accounts payable and other liabilities	64,392	65,764
Lease liabilities	165,849	173,320
Deferred tax liabilities, net of deferred tax assets of $46,679 ($48,640 in 2024)	44,232	41,928
Total liabilities	2,790,481	2,532,331
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,418,259 and 10,231,736 as of June 30, 2025 and December 31, 2024, respectively Class B: shares authorized, issued and outstanding: 99,665 as of June 30, 2025 and December 31, 2024	10	10
Additional paid-in capital	26,576	29,733
Retained earnings	867,922	819,961
Accumulated other comprehensive income	2,350	691
Total Stockholders' equity	896,858	850,395
Total Liabilities and Stockholders' Equity	$3,687,339	$3,382,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2025	2024	2025	2024
REVENUE
Commissions	$110,025	$97,055	$220,903	$192,905
Advisory fees	125,628	117,197	254,431	232,044
Investment banking	43,533	29,119	91,156	79,656
Bank deposit sweep income	28,654	34,846	58,729	71,531
Interest	38,017	34,805	74,386	61,571
Principal transactions, net	14,532	10,074	23,507	28,308
Other	12,789	7,493	17,891	17,712
Total revenue	373,178	330,589	741,003	683,727
EXPENSES
Compensation and related expenses	239,074	220,727	466,165	442,440
Communications and technology	26,204	24,682	52,386	49,258
Occupancy and equipment costs	15,578	15,516	31,587	31,364
Clearing and exchange fees	7,041	6,780	14,793	12,622
Interest	22,529	21,980	43,925	42,528
Other	30,542	25,039	58,561	52,195
Total expenses	340,968	314,724	667,417	630,407

Pre-tax income	32,210	15,865	73,586	53,320
Income tax provision	10,536	5,599	21,257	17,310
Net income	$21,674	$10,266	$52,329	$36,010

Net loss attributable to noncontrolling interest, net of tax	—	—	—	(310)
Net income attributable to Oppenheimer Holdings Inc.	$21,674	$10,266	$52,329	$36,320

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.06	$0.99	$4.99	$3.49
Diluted	$1.91	$0.92	$4.63	$3.29

Weighted average shares outstanding
Basic	10,520,219	10,327,818	10,493,145	10,367,636
Diluted	11,349,049	11,111,903	11,308,979	11,083,422

Period end shares outstanding	10,517,924	10,327,510	10,517,924	10,327,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2025	2024	2025	2024
Net income	$21,674	$10,266	$52,329	$36,010
Other comprehensive income (loss), net of tax
Currency translation adjustment	2,146	(580)	1,659	(967)
Comprehensive income	$23,820	$9,686	$53,988	$35,043
Less net loss attributable to noncontrolling interests	—	—	—	(310)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$23,820	$9,686	$53,988	$35,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except per share amount)	2025	2024	2025	2024
Common stock ($0.001 par value per share)
Balance at beginning of period	$10	$10	$10	$10
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—	—	—
Balance at end of period	10	10	10	10
Additional paid-in capital
Balance at beginning of period	23,331	20,040	29,733	31,774
Issuance of Class A non-voting common stock	77	171	6,276	8,409
Repurchase of Class A non-voting common stock for cancellation	—	—	(90)	(8,384)
Share-based expense	3,320	3,325	6,778	6,470
Vested employee share plan awards	(152)	(171)	(16,121)	(15,168)
Change in redemption value of redeemable noncontrolling interests	—	—	—	264
Balance at end of period	26,576	23,365	26,576	23,365
Retained earnings
Balance at beginning of period	848,721	780,946	819,961	756,468
Repurchase of Class A non-voting common stock for cancellation	(580)	(924)	(580)	(924)
Net income (1)	21,674	10,266	52,329	36,320
Dividends paid	(1,893)	(1,549)	(3,788)	(3,125)
Balance at end of period	867,922	788,739	867,922	788,739
Accumulated other comprehensive income (loss)
Balance at beginning of period	204	526	691	914
Currency translation adjustment	2,146	(580)	1,659	(968)
Balance at end of period	2,350	(54)	2,350	(54)
Total Oppenheimer Holdings Inc. stockholders' equity	$896,858	$812,060	$896,858	$812,060
Noncontrolling interest
Balance at beginning of period	—	—	—	73
Capital addition to noncontrolling interest	—	—	—	237
Net loss attributable to noncontrolling interest	—	—	—	(310)
Balance at end of period	—	—	—	—
Total stockholders' equity	$896,858	$812,060	$896,858	$812,060

Dividends paid per share	$0.18	$0.15	$0.36	$0.30

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2025	2024
Cash flows from operating activities
Net income	$52,329	$36,010
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,527	5,378
Deferred income taxes	1,874	3,507
Amortization of intangible assets	333	153
Amortization of notes receivable	8,968	8,894
Amortization of debt issuance costs	—	109
Provision for credit losses	(6)	(125)
Paid-in-kind interest	(52)	—
Share-based compensation	12,316	14,435
Amortization of right-of-use lease assets	12,901	12,940
Decrease (increase) in operating assets:
Deposits with clearing organizations	(44,123)	(29,709)
Receivable from brokers, dealers and clearing organizations	(48,703)	(12,335)
Receivable from customers	(72,678)	(101,668)
Income tax receivable	(1,164)	1,190
Securities purchased under agreements to resell	—	1,763
Securities owned	(148,712)	(247,944)
Notes receivable	(5,353)	(9,596)
Corporate-owned life insurance	(5,217)	(5,657)
Other assets	7,291	(1,353)
Increase (decrease) in operating liabilities:
Drafts payable	(9,533)	12,760
Payable to brokers, dealers and clearing organizations	273,363	(83,664)
Payable to customers	5,700	(43,401)
Securities sold under agreements to repurchase	(78,631)	182,403
Securities sold but not yet purchased	104,449	145,575
Accrued compensation	(104,109)	(54,706)
Income tax payable	(3,789)	—
Accounts payable and other liabilities	(14,652)	(29,273)
Cash used in operating activities	(51,671)	(194,314)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(2,808)	(1,667)
Proceeds from the settlement of corporate-owned life insurance	1,549	252
Cash used in investing activities	(1,259)	(1,415)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(3,788)	(3,125)
Repurchase of Class A non-voting common stock for cancellation	(671)	(9,309)
Payments for employee taxes withheld related to vested share-based awards	(9,843)	(6,758)
Redemption of redeemable noncontrolling interests	—	500
Increase in bank call loans	71,700	218,800
Cash provided by financing activities	57,398	200,108
Net increase in cash and cash equivalents	4,468	4,379
Cash and cash equivalents, beginning of period	33,150	28,835
Cash and cash equivalents, end of period	$37,618	$33,214

Reconciliation of cash and cash equivalents within the condensed consolidated balance sheets:	2025	2024
Cash and cash equivalents	$37,618	$33,214
Total cash and cash equivalents	$37,618	$33,214

Schedule of non-cash financing activities
Employee share plan issuance	$10,396	$13,539
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,965	$41,870
Cash paid during the period for income taxes, net	$24,195	$12,539

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

As of June 30, 2025, the Company had $64.3 million of notes receivable ($67.9 million as of December 31, 2024). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note or based on productivity levels of employees. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three and six months ended June 30, 2025, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2025, the balance of defaulted notes was $4.5 million and the allowance for uncollectibles was $2.9 million. The allowance for uncollectibles consisted of $1.8 million related to defaulted notes balances (five years and older) and $1.1 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of June 30, 2025:

(Expressed in thousands)
As of June 30, 2025

2025	$348
2024	449
2023	750
2022	141
2021	1,033
2020 and prior	1,750
Total	$4,471

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended June 30, 2025 and 2024:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,983	$4,091	$2,815	$3,869
Additions	128	—	296	129
Reversal	—	(93)	—	—
Write-offs	(255)	(145)	(255)	(145)
Ending balance	$2,856	$3,853	$2,856	$3,853

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

As of June 30, 2025, the Company had right-of-use operating lease assets of $127.2 million (net of accumulated amortization of $130.4 million) which are comprised of real estate leases of $124.4 million (net of accumulated amortization of $128.1 million) and equipment leases of $2.8 million (net of accumulated amortization of $2.3 million). As of June 30, 2025, the Company had operating lease liabilities of $165.8 million which are comprised of real estate lease liabilities of $163.1 million and equipment lease liabilities of $2.8 million. The Company had no finance leases as of June 30, 2025.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of June 30, 2025 and December 31, 2024, respectively:

	As of
	June 30, 2025	December 31, 2024

Weighted average remaining lease term (in years)	5.84	6.08
Weighted average discount rate	7.40%	7.50%

The following table presents operating lease costs recognized for the three and six months ended June 30, 2025 and June 30, 2024, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,094	$6,031	$12,051	$12,077
Real estate leases - Interest expense	3,019	3,228	6,148	6,551
Equipment leases - Right-of-use lease asset amortization	425	432	849	863
Equipment leases - Interest expense	48	44	93	90

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The maturities of lease liabilities as of June 30, 2025 and December 31, 2024 are as follows:

(Expressed in thousands)
	As of
	June 30, 2025	December 31, 2024
2025	$21,919	$42,466
2026	42,459	40,596
2027	39,686	38,151
2028	25,744	24,794
2029	19,594	18,816
After 2030	56,135	52,472
Total lease payments	$205,537	$217,295
Less interest	(39,688)	(43,975)
Present value of lease liabilities	$165,849	$173,320

As of June 30, 2025, the Company had $1.9 million of additional real estate operating leases that have not yet commenced ($6.9 million as of December 31, 2024).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2025 and 2024:

(Expressed in thousands)	For the Three Months Ended June 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$47,203	$55,217	$13	$102,433
Mutual fund and insurance income	7,585	1	6	7,592
Advisory fees	125,610	—	18	125,628
Investment banking - capital markets	2,758	18,288	—	21,046
Investment banking - advisory	—	22,487	—	22,487
Bank deposit sweep income	28,654	—	—	28,654
Other	3,620	547	1,398	5,565
Total revenue from contracts with customers	215,430	96,540	1,435	313,405
Other sources of revenue:
Interest	21,943	14,252	1,822	38,017
Principal transactions, net	1,973	12,051	508	14,532
Other	7,075	138	11	7,224
Total other sources of revenue	30,991	26,441	2,341	59,773
Total revenue	$246,421	$122,981	$3,776	$373,178

(Expressed in thousands)	For the Three Months Ended June 30, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,766	$44,174	$3	$88,943
Mutual fund and insurance income	8,106	1	5	8,112
Advisory fees	117,188	—	9	117,197
Investment banking - capital markets	2,807	14,022	(1)	16,828
Investment banking - advisory	—	12,291	—	12,291
Bank deposit sweep income	34,847	—	(1)	34,846
Other	3,167	580	1,942	5,689
Total revenue from contracts with customers	210,881	71,068	1,957	283,906
Other sources of revenue:
Interest	21,626	11,410	1,769	34,805
Principal transactions, net	376	9,566	132	10,074
Other	1,643	97	64	1,804
Total other sources of revenue	23,645	21,073	1,965	46,683
Total revenue	$234,526	$92,141	$3,922	$330,589

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$95,970	$109,165	$25	$205,160
Mutual fund and insurance income	15,729	2	12	15,743
Advisory fees	254,402	—	29	254,431
Investment banking - capital markets	5,720	36,987	—	42,707
Investment banking - advisory	—	48,449	—	48,449
Bank deposit sweep income	58,729	—	—	58,729
Other	7,969	1,655	2,711	12,335
Total revenue from contracts with customers	438,519	196,258	2,777	637,554
Other sources of revenue:
Interest	43,428	27,706	3,252	74,386
Principal transactions, net	1,386	21,846	275	23,507
Other	5,074	432	50	5,556
Total other sources of revenue	49,888	49,984	3,577	103,449
Total revenue	$488,407	$246,242	$6,354	$741,003

(Expressed in thousands)	For the Six Months Ended June 30, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$89,696	$87,219	$8	$176,923
Mutual fund and insurance income	15,970	2	10	15,982
Advisory fees	232,024	—	20	232,044
Investment banking - capital markets	5,828	29,649	(1)	35,476
Investment banking - advisory	21	44,159	—	44,180
Bank deposit sweep income	71,532	—	(1)	71,531
Other	6,583	900	2,922	10,405
Total revenue from contracts with customers	421,654	161,929	2,958	586,541
Other sources of revenue:
Interest	41,822	15,713	4,036	61,571
Principal transactions, net	2,112	26,299	(103)	28,308
Other	6,899	283	125	7,307
Total other sources of revenue	50,833	42,295	4,058	97,186
Total revenue	$472,487	$204,224	$7,016	$683,727

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
The Company had receivables related to revenue from contracts with customers of $45.3 million and $46.2 million at June 30, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2025.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $3.3 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	June 30, 2025	December 31, 2024
Receivables
Commission (1)	$8,918	$4,408
Mutual fund and insurance income (2)	5,575	5,838
Advisory fees (3)	5,596	11,271
Bank deposit sweep income (4)	4,348	4,748
Investment banking fees (5)	13,428	14,798
Other	7,387	5,124
Total receivables	$45,252	$46,187
Deferred revenue (payables):
Investment Banking fees (6)	$184	$28
Software license fees (7)	1,960	902
IRA fees (8)	1,200	—
	$3,344	$930

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

Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average number of shares outstanding	10,520,219	10,327,818	10,493,145	10,367,636
Net dilutive effect of share-based awards, treasury stock method (1)	828,830	784,085	815,834	715,786
Diluted weighted average number of shares outstanding	11,349,049	11,111,903	11,308,979	11,083,422

Net income attributable to Oppenheimer Holdings Inc.	$21,674	$10,266	$52,329	$36,320

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.06	$0.99	$4.99	$3.49
Diluted	$1.91	$0.92	$4.63	$3.29

(1) For the three months ended June 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 199,850 shares of Class A Stock granted under share-based compensation arrangements. For the six months ended June 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 202,475 shares of Class A Stock granted under share-based compensation arrangements. For the three months ended June 30, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the six months ended June 30, 2024, the diluted net income per share computation did not include the anti-dilutive effect of 1,000 shares of Class A Stock granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2025	December 31, 2024
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$139,852	$137,177
Receivable from brokers	53,263	59,487
Securities failed to deliver	39,665	8,459
Clearing organizations and other (1)	57,401	36,355
Total	$290,181	$241,478
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$404,916	$235,498
Securities failed to receive	20,751	14,757
Payable to brokers	3,099	607
Clearing organizations and other (2)	98,413	2,954
Total	$527,179	$253,816

(1) As of December 31, 2024, approximately $15.4 million of this balance represents a receivable for trades executed, but not yet settled.
(2) As of June 30, 2025, approximately $89.4 million of this balance represents a payable for trades executed, but not yet settled.

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

In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company has valued the auction rate securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. As of June 30, 2025 and December 31, 2024, the Company had $128,000 and $2.7 million, respectively, of auction rate securities in Level 3 assets. Additionally, the Company has valued a convertible note using a discount cash flow model and warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of June 30, 2025, the Company had $1.9 million and $1.2 million of convertible note and warrants, respectively, in Level 3 assets.

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

Other

The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of June 30, 2025 and December 31, 2024, the fair value of the investment was $6.3 million and $5.9 million, respectively, and was categorized in Level 2 of the fair value hierarchy.

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of June 30, 2025, the Company had no trade claims.

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
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2025:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$262	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,302	790	N/A	N/A
	$5,564	$790

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

(Expressed in thousands)
	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$27,683	$—	$—	$27,683
Securities owned:
U.S. Treasury securities	1,053,781	—	—	1,053,781
U.S. Agency securities	—	3,408	—	3,408
Sovereign obligations	—	1,230	—	1,230
Corporate debt and other obligations	—	35,094	1,862	36,956
Mortgage and other asset-backed securities	—	7,933	—	7,933
Municipal obligations	—	92,617	—	92,617
Convertible bonds	—	23,135	—	23,135
Corporate equities	29,654	—	1,190	30,844
Money markets	6,500	438	—	6,938
Auction rate securities	—	—	128	128
Securities owned, at fair value	1,089,935	163,855	3,180	1,256,970
Investments (1)	—	17,771	—	17,771
Loans(1)	—	830	—	830
Derivative contracts:
TBAs	—	100	—	100
Derivative contracts, total	—	100	—	100
Total	$1,117,618	$182,556	$3,180	$1,303,354
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$152,538	$—	$—	$152,538
U.S. Agency securities	—	1	—	1
Sovereign obligations	—	9,159	—	9,159
Corporate debt and other obligations	—	14,779	—	14,779
Convertible bonds	—	16,194	—	16,194
Corporate equities	10,670	—	—	10,670
Securities sold but not yet purchased, at fair value	163,208	40,133	—	203,341
Derivative contracts:
Futures (2)	846	—	—	846
TBAs	—	94	—	94
Derivative contracts, total	846	94	—	940
Total	$164,054	$40,227	$—	$204,281

(1) Included in other assets on the consolidated balance sheet.
(2) Included in receivable/payable from/to brokers, dealers and clearing organizations on the consolidated balance sheet.

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
(2) Included in receivable/payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate equities	$—	$20	$1,170	$—	$—	$1,190
Corporate debt and other obligations	—	32	1,830	—	—	1,862
Auction rate securities (1)	128	—	—	—	—	128
Trade claims	3,218	957	—	(4,175)	—	—
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

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate equities	$—	20	1,170	$—	$—	$1,190
Corporate debt and other obligations	—	32	1,830	—	—	1,862
Auction rate securities (1)	2,652	206	—	(2,730)	—	128
Trade claims	2,684	957	534	(4,175)	—	—
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

Assets and liabilities not measured at fair value as of June 30, 2025:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,618	$37,618	$—	$—	$37,618
Deposits with clearing organizations	115,349	115,349	—	—	115,349
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	139,852	—	139,852	—	139,852
Receivables from brokers	53,263	—	53,263	—	53,263
Securities failed to deliver	39,665	—	39,665	—	39,665
Clearing organizations and other	57,401	—	57,401	—	57,401
	290,181	—	290,181	—	290,181
Receivable from customers	1,341,550	—	1,341,550	—	1,341,550
Notes receivable, net	64,316	—	64,316	—	64,316
Corporate-owned life insurance	104,045	—	104,045	—	104,045
Investments(1)	2,016	—	2,016	—	2,016
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$12,128	$12,128	$—	$—	$12,128
Bank call loans	323,800	—	323,800	—	323,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	404,916	—	404,916	—	404,916
Payable to brokers	3,099	—	3,099	—	3,099
Securities failed to receive	20,751	—	20,751	—	20,751
Clearing organization and other	97,353	—	97,353	—	97,353
	526,119	—	526,119	—	526,119
Payables to customers	363,535	—	363,535	—	363,535
Securities sold under agreements to repurchase	853,123	—	853,123	—	853,123

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2024:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33,150	$33,150	$—	$—	$33,150
Deposits with clearing organization	70,838	70,838	—	—	70,838
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	137,177	—	137,177	—	137,177
Receivables from brokers	59,487	—	59,487	—	59,487
Securities failed to deliver	8,459	—	8,459	—	8,459
Clearing organizations and other	36,355	—	36,355	—	36,355
	241,478	—	241,478	—	241,478
Receivable from customers	1,268,866	—	1,268,866	—	1,268,866
Notes receivable, net	67,931	—	67,931	—	67,931
Corporate-owned life insurance	98,828	—	98,828	—	98,828
Investments (1)	1,634	—	1,634	—	1,634
(1) Included within other assets on the consolidated balance sheet.

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,661	$21,661	$—	$—	$21,661
Bank call loans	252,100	—	252,100	—	252,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	235,498	—	235,498	—	235,498
Payable to brokers	607	—	607	—	607
Securities failed to receive	14,757	—	14,757	—	14,757
Clearing organizations and other	1,883	—	1,883	—	1,883
	252,745	—	252,745	—	252,745
Payables to customers	357,835	—	357,835	—	357,835
Securities sold under agreements to repurchase	931,754	—	931,754	—	931,754
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

The notional amounts and fair values of the Company's derivatives as of June 30, 2025 and December 31, 2024 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2025
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$12,100	$94
Commodity contracts	Futures	500,000	—
		$512,100	$94
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$12,370,000	$846
Other contracts	TBAs	12,100	100
		$12,382,100	$946

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the three and six months ended June 30, 2025 and 2024:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2025
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$393
Other contracts	TBAs	Principal transactions revenue, net	16
			$409
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
			$1,162

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2025
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(745)
Other contracts	TBAs	Principal transactions revenue, net	16
			$(729)
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$4,436
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(24)
Other contracts	TBAs	Principal transactions revenue, net	3
			$4,415

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2025, the outstanding balance of bank call loans was $323.8 million ($252.1 million as of December 31, 2024). As of June 30, 2025, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $41.3 million and $320 million, respectively.
As of June 30, 2025, the Company had approximately $1.8 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $339.1 million under securities loan agreements.
As of June 30, 2025, the Company had pledged $182.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2025, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2025:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,046,021
Securities loaned:
Corporate equities	404,916
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,450,937

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2025 and December 31, 2024:

As of June 30, 2025
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$192,898	$(192,898)	$—	$—	$—	$—
Securities borrowed (1)	139,852	—	139,852	(136,622)	—	3,230
Total	$332,750	$(192,898)	$139,852	$(136,622)	$—	$3,230
(1)Included in receivable from brokers, dealers and clearing organizations on the consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,046,021	$(192,898)	$853,123	$(853,123)	$—	$—
Securities loaned (2)	404,916	—	404,916	(393,219)	—	11,697
Total	$1,450,937	$(192,898)	$1,258,039	$(1,246,342)	$—	$11,697
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

As of December 31, 2024
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$68,055	$(68,055)	$—	$—	$—	$—
Securities borrowed (1)	137,177	—	137,177	(130,568)	—	6,609
Total	$205,232	$(68,055)	$137,177	$(130,568)	$—	$6,609
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$999,809	$(68,055)	$931,754	$(931,754)	$—	$—
Securities loaned (2)	235,498	—	235,498	(229,156)	—	6,342
Total	$1,235,307	$(68,055)	$1,167,252	$(1,160,910)	$—	$6,342
(2)Included in payable to brokers, dealers and clearing organizations on the consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2025, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $137.1 million ($131.7 million as of December 31, 2024) and $192.8 million ($68.1 million as of December 31, 2024), respectively, of which the Company has sold and re-pledged approximately $51.5 million ($39.2 million as of December 31, 2024) under securities loaned transactions and $192.8 million under repurchase agreements ($68.1 million as of December 31, 2024).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.1 billion, as presented on the face of the consolidated balance sheet as of June 30, 2025 ($1.0 billion as of December 31, 2024).
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
Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of June 30, 2025 were receivables from three major U.S. broker-dealers totaling approximately $99.4 million. Included in receivable from customers as of June 30, 2025 were fully secured margin loans from our two largest customer accounts totaling approximately $653.2 million, comprising 49.5% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of the FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of June 30, 2025 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2025, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

As of June 30, 2025 and December 31, 2024, assets and liabilities related to a VIE where the Company is not the primary beneficiary were included in Securities owned, at fair value on the consolidated balance sheet and primarily related to a convertible note and warrants issued by a beverage manufacturing company.
The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIE.

(Expressed in thousands)
	As of June 30,
	2025	2024
Assets	$3,052	$—
Liabilities	—	—
Unfunded commitments	—	—
Maximum loss exposure	$3,052	$—

11. Income taxes
The effective income tax rate for the three and six months ended June 30, 2025 was 32.7% and 28.9%, respectively, compared with 35.3% and 32.5% for the three and six month ended June 30, 2024, respectively, and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the second quarter of 2025 was positively impacted by higher net income which diluted the unfavorable impact of certain permanent items and nondeductible foreign losses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

12.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Class A Stock outstanding, beginning of period	10,425,830	10,247,197	10,231,736	10,186,783
Issued pursuant to share-based compensation plans	2,284	3,750	197,908	278,887
Repurchased and cancelled	(9,855)	(23,102)	(11,385)	(237,825)
Class A Stock outstanding, end of period	10,418,259	10,227,845	10,418,259	10,227,845

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
During the three months ended June 30, 2025, the Company purchased and canceled an aggregate of 9,855 shares of Class A Stock for a total consideration of $580,396 ($58.89 per share) under its share repurchase program. During the six months ended June 30, 2025, the Company purchased and canceled an aggregate of 11,385 shares of Class A Stock for a total consideration of $670,346 ($58.88 per share) under its share repurchase program. During the three months ended June 30, 2024, the Company purchased and canceled an aggregate of 23,102 shares of Class A Stock for a total consideration of $924,364 ($40.01 per share) under this program. During the six months ended June 30, 2024, the Company purchased and canceled an aggregate of 237,825 shares of Class A Stock for a total consideration of $9.3 million ($39.14 per share) under this program. As of June 30, 2025, 486,508 shares remained available to be purchased under the share repurchase program.
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
On August 1, 2025, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on August 29, 2025 to holders of Class A Stock and Class B Stock of record on August 15, 2025.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.    Contingencies
Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. Certain of the actual or threatened legal matters include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company's business, which may result in expenses, adverse judgments, settlements, fines, penalties, injunctions or other relief. The investigations include inquiries from the Securities and Exchange Commmission (the "SEC"), the Financial Industry Regulatory Authority ("FINRA") and other regulators.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $3 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

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

In addition, in June and August of 2023, Oppenheimer was served with two Horizon-related complaints in Georgia State Court, by plaintiffs, virtually all of whom were never Oppenheimer customers, alleging unspecified losses. In 2024, each of those complaints was dismissed by the trial court. Plaintiffs in each case subsequently filed an appeal of the court’s order dismissing

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
the cases. In May of 2025, the Georgia Court of Appeals upheld the trial court’s decision dismissing the cases. In May of 2025, plaintiffs filed a writ of certiorari with the Georgia Supreme Court which is currently pending.

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

In June 2025, Oppenheimer was served with a complaint in an action entitled Liberty Capital Group v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and Oppenheimer Asset Management Inc., filed in the United States District Court for the Southern District of New York. Plaintiffs seek class certification and allege that defendants used Oppenheimer’s Advantage Bank Deposit Sweep Program to unlawfully enrich themselves, and accordingly, breached their fiduciary duties and contractual obligations to their customers and otherwise violated New York law. Plaintiffs allege unspecified damages to be proven at trial. Defendants intend to vigorously defend themselves against the allegations in the complaint.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2025, the net capital of Oppenheimer as calculated under the Rule was $408.9 million or 30.56% of Oppenheimer's aggregate debit items. This was $382.2 million in excess of the minimum required net capital at that date.
Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of June 30, 2025, Freedom had net capital of $3.6 million, which was $3.5 million in excess of the $100,000 required to be maintained at that date.
As of June 30, 2025, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 107% (required 56.0%);
•Tier 1 Capital ratio 107% (required 75.0%); and
•Total Capital ratio 144% (required 100.0%).

As of June 30, 2025, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of June 30, 2025, the regulatory capital of Oppenheimer Investments Asia Limited was $2.1 million, which was $1.7 million in excess of the $382,168 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2025, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
As of June 30, 2025, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

15.     Segment information
The Company has determined its reportable segments based on the Company's method of internal reporting, which disaggregates its retail business by branch and its proprietary and investment banking businesses by product. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.
The CODM evaluates the performance of the Company’s reportable segments based on their year-over-year revenue and pre-tax profit or loss and uses these measures to allocate resources (including employee, financial and/or capital resources), largely in conjunction with monthly and/or quarterly reviews of segment financial performance. The CODM also uses segment profit or loss in evaluating the incentive and other compensation of segment employees as well as capital investment for facilities and information technology development.
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
The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization. The Company also includes activities associated with BondWave, LLC, an indirectly wholly owned subsidiary, in Corporate/Other.

The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the three and six months ended June 30, 2025 and 2024. There are no adjustments or reconciling items for any of the periods presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

(Expressed in thousands)
	For the Three Months Ended June 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$246,421	$122,981	$3,776	$373,178
Less :
Compensation Expenses	132,291	80,610	26,173	239,074
Other Segment Items(1)	51,296	46,235	4,363	101,894
Pre-Tax Income (Loss)	$62,834	$(3,864)	$(26,760)	$32,210
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended June 30, 2024
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$234,526	$92,141	$3,922	$330,589
Less :
Compensation Expenses	123,538	73,290	23,899	220,727
Other Segment Items(1)	46,757	40,626	6,614	93,997
Pre-Tax Income (Loss)	$64,231	$(21,775)	$(26,591)	$15,865
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Six Months Ended June 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$488,407	$246,242	$6,354	$741,003
Less :
Compensation Expenses	251,939	167,954	46,272	466,165
Other Segment Items(1)	105,770	87,249	8,233	201,252
Pre-Tax Income (Loss)	$130,698	$(8,961)	$(48,151)	$73,586
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Six Months Ended June 30, 2024
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$472,487	$204,224	$7,016	$683,727
Less :
Compensation Expenses	239,111	154,878	48,453	442,442
Other Segment Items(1)	93,360	77,823	16,782	187,965
Pre-Tax Income (Loss)	$140,016	$(28,477)	$(58,219)	$53,320
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended June 30, 2025 and 2024 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$358,813	$316,467	$713,521	$657,884
Europe/Middle East	13,737	13,394	26,090	24,168
Asia	628	728	1,392	1,675
Total	$373,178	$330,589	$741,003	$683,727

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

16.    Subsequent events

The Company has performed an evaluation of events that occurred since June 30, 2025 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 12 related to the Company's declaration of a quarterly dividend.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2025, we provided our services from 88 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At June 30, 2025, client assets under management ("AUM") totaled $52.8 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of June 30, 2025 totaled $138.4 billion. CAUA includes AUM and the other assets held for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware and limited discount brokerage services through Freedom Investments, Inc. ("Freedom"). Through OPY Credit Corp., we conduct our secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. At June 30, 2025, the Company employed 3,071 employees (2,943 full-time, 69 part-time, and 59 summer interns), of whom 927 were financial advisors.

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
We continuously invest in and improve our technology platform to support client service and to remain competitive, while simultaneously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals, qualified trainees as well as to expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other divisions. We recognize employee work habits have changed in a post-pandemic world. As a result, we are continuously reviewing our physical footprint on lease renewals, and in many cases reducing office size and configuration. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
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

Short-term Interest Rate Environment
After reducing the federal funds rate in 2024, the Federal Reserve (the “FED”) remained in a holding pattern during the first half of 2025 and issued guidance around continuing to be "data-dependent" with respect to future rate changes. Proposed tariffs on trading partners and the passage of a tax and spending bill (the One Big Beautiful Bill Act) assured many of increasing inflation in future periods as well as leading to a slowing economy with rising levels of unemployment. The FED’s interest rate forecast released after its June 2025 meeting remains unchanged, with a narrow consensus of two rate cuts penciled in for 2025, though this is subject to change.
Potential changes to the federal funds rate may impact our interest-based revenues. While decreases in interest rates will lower fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on customer margin loans and earns on other interest-sensitive assets, which will have a negative impact on our earnings.

Gaza War and the Ongoing Conflict with Iran
On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. The conflict was further intensified in 2024 by the direct entry of Iran, which launched a missile attack on Israel. Military operations by Israel against Hezbollah, the Houthis in Yemen, and the change of regimes in Syria provided an opportunity for Israel, in cooperation with the U.S., to decrease or eliminate the nuclear threat from Iran. A recent ceasefire between Iran and Israel as well as a proposed ceasefire between Hamas and Israel may finally lead to reduced hostilities in the Middle East.
While the parties have agreed to a ceasefire, there remains some risk that the conflict could restart and have an adverse impact on the worldwide economy, financial markets and thus on our business. We continue to monitor for any adverse impacts of these conflicts on our business operations and financial performance in Israel or elsewhere.
Recent Changes in U.S. Trade Policies
In recent months, the United States has significantly increased tariffs across a broad range of imports from all of its major trading partners. While the administration has paused certain tariffs while trade negotiations unfold, it is possible that these negotiations if unsuccessful could prompt retaliatory levies from impacted countries. The proposed tariffs are also likely to disrupt supply lines, increase inflation and negatively impact consumer spending in the U.S. While the recent changes to U.S. trade policies have not had a significant impact on the Company’s financial results, adverse changes or sudden policy announcements, including retaliatory tariffs, could adversely impact the financial markets, reducing the value of our assets under management and related advisory fees. To date, turmoil created by proposed tariffs have substantially and adversely impacted the value of the U.S. dollar in comparison with other major currencies. Changes or adverse developments to U.S trade policies may also depress trading volumes as well as capital market and deal making activities, reducing our related commissions and investment banking revenues. Uncertainty over the outcome of trade negotiations may also impact activity levels in the capital markets as well as general price levels in the equity and debt markets.

EXECUTIVE SUMMARY
The Firm’s improved operating results for the quarter showcase the strength of our businesses and the maturing of investments in experienced team members over the past several years. At the outset of the quarter, recession fears mounted as announced policies on trade drove significant market volatility and triggered a large selloff in the equity markets. As tariffs were suspended, the markets broadly rallied with both the NASDAQ and S&P 500 reaching new record highs to close out the quarter. Concerns remained over tariff-induced inflation, a potentially softening labor market and conflict in the Middle East.

Rising markets proved quite favorable to our Wealth Management business revenue, with the rally driving assets under management (“AUM”) to a fresh record, resulting in higher asset-based advisory fees when compared with the prior year period. Retail trading volumes, driven by investor interest, also remained robust, boosting commission revenue. However, the fees we earn on our FDIC sweep program are reduced from the prior year period due to lower deposit balances as clients sought higher returns in money market funds and other investments.

The Capital Markets businesses showed a substantial increase in total revenue. Institutional trading volumes were strong during the quarter due in part to increased volatility, which buoyed our sales and trading revenue. Investment Banking revenue also improved on the back of more advisory assignments that closed in the quarter and robust underwriting levels as capital markets re-opened. We are hopeful that higher deal volumes will continue in the latter half of the year as policymakers firm up key trade policy decisions and concerns around recession recede.

The Firm continues to maintain an unlevered balance sheet and ended the quarter with its capital reaching yet another all-time high. As we move into the second half of the year, we remain optimistic about our capabilities and our ability to continue delivering high quality services to our clients.
RESULTS OF OPERATIONS

The Company reported net income of $21.7 million or $2.06 basic earnings per share for the second quarter of 2025, compared with net income of $10.3 million or $0.99 per share for the second quarter of 2024. Revenue for the second quarter of 2025 was $373.2 million, an increase of 12.9%, compared to revenue of $330.6 million for the second quarter of 2024.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2025	2Q-2024	Change	% Change
Revenue	$373,178	$330,589	$42,589	12.9
Compensation expense	$239,074	$220,727	$18,347	8.3
Non-compensation expense	$101,894	$93,997	$7,897	8.4
Pre-tax Income	$32,210	$15,865	$16,345	103.0
Income tax provision	$10,536	$5,599	$4,937	88.2
Net Income (1)	$21,674	$10,266	$11,408	111.1

Earnings per share (basic) (1)	$2.06	$0.99	$1.07	108.1
Earnings per share (diluted) (1)	$1.91	$0.92	$0.99	107.6

Book Value Per Share	$85.27	$78.63	$6.64	8.4
Tangible Book Value Per Share (2)	$68.25	$61.56	$6.69	10.9
Class A Shares Outstanding	10,418,259	10,227,845	190,414	1.9

AUA ($ billions)	$138.4	$126.0	$12.4	9.8
AUM ($ billions)	$52.8	$47.5	$5.3	11.2
(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Increased revenue for the second quarter of 2025 was primarily driven by significantly higher investment banking revenue due to an uptick in underwriting volumes and larger advisory mandates, an increase in transaction-based commissions and greater advisory fees attributable to a rise in billable AUM
•Rising markets lifted assets under administration and under management to fresh records at June 30, 2025
•Compensation expenses increased from the prior year quarter largely as the result of higher production and salary-related expenses

•Non-compensation expenses increased from the prior year quarter primarily due to higher technology- related expenses and greater travel and other miscellaneous costs
•Total stockholders' equity, book value and tangible book value per share reached new record highs as a result of positive earnings

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and six months ended June 30, 2025 and 2024:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Revenue
Wealth Management	$246,421	$234,526	5.1	$488,407	$472,487	3.4
Capital Markets	122,981	92,141	33.5	246,242	204,224	20.6
Corporate/Other	3,776	3,922	(3.7)	6,354	7,016	(9.4)
Total	$373,178	$330,589	12.9	$741,003	$683,727	8.4

Pre-Tax Income (Loss)
Wealth Management	$62,834	$64,231	(2.2)	$130,698	$140,016	(6.7)
Capital Markets	(3,864)	(21,775)	(82.3)	(8,961)	(28,477)	(68.5)
Corporate/Other	(26,760)	(26,591)	0.6	(48,151)	(58,219)	(17.3)
Total	$32,210	$15,865	103.0	$73,586	$53,320	38.0

Wealth Management

Wealth Management reported revenue for the current quarter of $246.4 million, 5.1% higher compared with the prior year period. Pre-tax income was $62.8 million in the current quarter, a decrease of 2.2% compared with a year ago. Financial advisor headcount at the end of the current quarter was 927, compared to 934 at the end of the second quarter of 2024.

('000s unless otherwise indicated)
	2Q-2025	2Q-2024	Change	% Change
Revenue	$246,421	$234,526	$11,895	5.1
Commissions	$54,788	$52,872	$1,916	3.6
Advisory fee revenue	$125,610	$117,187	$8,423	7.2
Bank deposit sweep income	$28,654	$34,847	$(6,193)	(17.8)
Interest	$21,943	$21,626	$317	1.5
Other	$15,426	$7,994	$7,432	93.0

Total Expenses	$183,587	$170,295	$13,292	7.8
Compensation	$132,291	$123,538	$8,753	7.1
Non-compensation	$51,296	$46,757	$4,539	9.7

Pre-Tax Income	$62,834	$64,231	$(1,397)	(2.2)

Compensation Ratio	53.7%	52.7%	1.0%	1.9
Non-compensation Ratio	20.8%	19.9%	0.9%	4.5
Pre-Tax Margin	25.5%	27.4%	(1.9)%	(6.9)

Asset Under Administration (billions)	$138.4	$126.0	$12.4	9.8
Asset Under Management (billions)	$52.8	$47.5	$5.3	11.2
Cash Sweep Balances (billions)	$2.8	$2.9	$(0.1)	(3.4)

•Retail commissions increased 3.6% from the prior year period primarily due to higher retail trading activity
•Advisory fees increased 7.2% due to higher AUM during the billing period
•Bank deposit sweep income decreased $6.2 million from a year ago due to lower cash sweep balances and lower short-term interest rates
•Interest revenue was flat compared to the prior year period
•Other revenue increased from a year ago primarily due to an increase in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments
•Compensation expenses increased 7.1% from the prior year period primarily due to higher production related expenses and higher deferred compensation costs, partially offset by lower expenses associated with share appreciation rights
•Non-compensation expenses increased 9.7% from a year ago primarily due to an increase in interest and other miscellaneous expenses
The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2025:

(Expressed in millions)
	For the Three Months Ended June 30, 2025
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$42,713	$2,594	$(2,530)	$3,007	$45,784
Institutional Fixed Income (2)	895	13	(14)	17	911
Alternative Investments:
Hedge funds (3)	3,794	27	(14)	737	4,544
Private Equity Funds (4)	1,295	57	(1)	20	1,371
Portfolio Enhancement Program (5)	231	—	—	(4)	227
Other	2	—	—	1	3
	$48,930	$2,691	$(2,559)	$3,778	$52,840
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

Capital Markets
Capital Markets reported revenue for the current quarter of $123.0 million, 33.5% higher when compared with the prior year period. Pre-tax loss was $3.9 million compared with a pre-tax loss of $21.8 million a year ago.

('000s)	2Q-2025	2Q-2024	Change	% Change
Revenue	$122,981	$92,141	$30,840	33.5

Investment Banking	$43,394	$26,699	$16,695	62.5
Advisory fees	$22,487	$12,290	$10,197	83.0
Equities underwriting	$12,225	$11,208	$1,017	9.1
Fixed income underwriting	$6,062	$2,815	$3,247	115.3
Other	$2,620	$386	$2,234	578.8

Sales and Trading	$78,904	$64,766	$14,138	21.8
Equities	$39,953	$33,250	$6,703	20.2
Fixed Income	$38,951	$31,516	$7,435	23.6

Other	$683	$676	$7	1.0

Total Expenses	$126,845	$113,916	$12,929	11.3
Compensation	$80,610	$73,290	$7,320	10.0
Non-compensation	$46,235	$40,626	$5,609	13.8

Pre-Tax Loss	$(3,864)	$(21,775)	$17,911	(82.3)

Compensation Ratio	65.5%	79.5%	(14.0)%	(17.6)
Non-compensation Ratio	37.6%	44.1%	(6.5)%	(14.7)
Pre-Tax Margin	(3.1)%	(23.6)%	20.5%	(86.9)

•Advisory fees earned from investment banking activities increased 83.0% compared with the prior year period due to increased deal volumes and larger mandate sizes
•Equities underwriting fees increased 9.1% compared with the prior year period primarily due to higher underwriting fees associated with larger deal sizes
•Fixed income underwriting fees increased 115.3% compared with the prior year period primarily due to higher corporate and sovereign issuance activity levels
•Equities sales and trading revenue increased 20.2% compared with the prior year period mostly due to higher trading volumes and greater options-related commissions revenue
•Fixed income sales and trading revenue increased 23.6% compared with a year ago largely due to higher trading volumes and interest income on trading inventory
•Compensation expenses increased 10.0% compared with the prior year period largely due to greater production-related expenses
•Non-compensation expenses were 13.8% higher than a year ago primarily due to an increase in communication and technology expenses and travel-related costs

CRITICAL ACCOUNTING POLICIES
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
During the six months ended June 30, 2025, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
New Accounting Pronouncements
The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB") have not yet been adopted by the Company:

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB issued this ASU in December of 2023 to enhance the transparency and decision usefulness of income tax disclosures. The amendments require certain entities to enhance the annual reconciliation of its statutory income tax rate to its effective tax rate by mandating the disclosure of the impact associated with specific categories and requiring separate disclosure for reconciling items exceeding certain quantitative thresholds. The amendments also require entities to annually disclose the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes, with separate disclosure of individual jurisdictions exceeding 5% of total income taxes paid. The new guidance, which becomes effective for 2025 year-end reporting, will not have an impact on our financial position or results of operations since it only amends certain disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2025, total assets increased by 9.0% from December 31, 2024. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has uncommitted arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2025, the Company had an outstanding bank call loan balance of $323.8 million compared to $252.1 million at December 31, 2024. The Company also has some availability of uncommitted short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.9 million and $382,168, respectively, at June 30, 2025. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its permanently invested foreign subsidiary is estimated at $3.5 million. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.

While the results of Oppenheimer Israel (OPCO) Ltd. are not material, based on its recent performance, it is possible that a valuation allowance on the deferred tax assets of $2.6 million as of June 30, 2025 may be required in a future reporting period. Currently, based on all available evidence, a valuation allowance is not needed and we are looking to mitigate the need to record a valuation allowance in the future.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $4.2 million in forgivable notes (which are inherently illiquid) to employees during the three months ended June 30, 2025 ($2.0 million for the three months ended June 30, 2024) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention initiatives.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by Firm and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand, uncommitted in nature and bear interest at various rates. At June 30, 2025, the Company had $323.8 million of bank call loans ($252.1 million at December 31, 2024). The average daily bank loan balance outstanding for the three and six months ended June 30, 2025 was $325.8 million and $301.7 million, respectively ($148.7 million and $103.3 million for the three and six months ended June 30, 2024). The largest daily bank loan balance outstanding for the three and six months ended June 30, 2025 was $482.3 million and $491.7 million, respectively ($258.7 million and $258.7 million, respectively for the three and six months ended June 30, 2024).

At June 30, 2025, securities loan balances totaled $404.9 million ($235.5 million at December 31, 2024 and $247.2 million at June 30, 2024). The average daily securities loan balances outstanding for the three and six months ended June 30, 2025 were $414.1 million and $386.7 million, respectively ($287.6 million and $295.0 million for the three and six months ended June 30, 2024). The largest daily stock loan balance for the three and six months ended June 30, 2025 was $502.9 million ($336.0 million for the three and six months ended June 30, 2024).

We finance our government trading operations through the use of securities purchased under reverse repurchase agreements and securities sold under agreements to repurchase. Repurchase and reverse repurchase agreements, primarily involving government securities, are carried at amounts at which securities subsequently will be resold or reacquired as specified in the respective agreements and include accrued interest.

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
At June 30, 2025, the gross balances of reverse repurchase agreements and repurchase agreements were $192.9 million and $1,046.0 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended June 30, 2025 was $413.8 million and $1,016.0 million, respectively ($27.5 million and $845.9 million, respectively, for the three months ended June 30, 2024). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended June 30, 2025 was $658.5 million and $1,262.0 million, respectively ($671.2 million and $976.8 million, respectively, for the three months ended June 30, 2024).
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
We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. A portion of the assets underling these policies are invested in mutual funds that match those offered within the deferred compensation plans. As such, increases in deferred compensation costs recognized within Compensation and related expenses may be offset to a degree by increases in the cash surrender value of the Company-owned life insurance policies recognized within Other revenue and vice versa. Certain policies which could provide additional liquidity if needed had a cash surrender value of $104.0 million as of June 30, 2025.

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

We have long-term cash requirements of $205.5 million for operating lease obligations. The total cash requirement for operating lease obligations is estimated to be $21.9 million for the remainder of 2025 year.

Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2025	2024
Cash used in operating activities	$(51,671)	$(194,314)
Cash used in investing activities	(1,259)	(1,415)
Cash provided by financing activities	57,398	200,108
Net decrease in cash, cash equivalents and restricted cash	$4,468	$4,379

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

During periods of high volatility, we see increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearinghouses such as the Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. The recent reduction of the settlement cycle for security transactions in the U.S. has substantially reduced settlement risks. All such requirements have been and will be met in the ordinary course with available collateral.

CYBERSECURITY

Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but, in fact are from parties intent on attempting to steal. In other instances these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of client or company funds or data concerning its clients, their financial affairs, as well as Company privileged information.

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

We have a written incident response plan that identifies the steps to be taken in response to a cybersecurity incident that includes investigation, escalation and remediation provisions. The Incident Response Plan includes processes for reporting and escalating cybersecurity incidents to senior management, regulators and criminal enforcement to the extent warranted.

We have processes to evaluate third party service providers and vendors that have access to sensitive systems and Company and customer data, which includes the use of cybersecurity questionnaires and due diligence procedures such as assessments of that service provider’s cybersecurity posture.

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s Chief Information Officer ("CIO") and the Company’s Chief Information Security Officer ("CISO"), who report to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity related experience. Risk reporting is provided at monthly meetings of the Firm's cross-business Cybersecurity Committee and periodic presentations to the Firm’s Risk Management Committee, at which many members of the Company’s senior management are present.

The CEO meets regularly with the CIO to discuss cybersecurity threats and existing and potentially new technology systems including those related to cybersecurity. The CIO and CISO have a standing monthly meeting with the President/CEO and General Counsel to discuss potential vulnerabilities in the cyber environment. The President/CEO formerly ran the Information Technology Department at the Firm and as a result has significant systems experience including experience related to cybersecurity.

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

For additional information on how risks from cybersecurity threats may adversely affect the Company, see “Item 1A. Risk Factors-Risks Related to Our Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

REGULATORY AND TAXATION MATTERS AND DEVELOPMENTS
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
Regulatory Capital Requirements
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Amendments to SEC Rule 15c3-3
On December 20, 2024, the SEC adopted rule amendments to SEC Rule 15c3-3 (the customer protection rule) to require certain broker-dealers, including those with average total credits (amounts owed to customers) equal to or greater than $500 million, to increase the frequency with which they perform computation of the net cash they owe customers and proprietary accounts of other broker-dealers ("PAB") from weekly to daily. Impacted entities must perform the customer and PAB reserve computations daily beginning no later than June 30, 2026. We anticipate that the new amendments will impact our principal broker dealer and may result in an increase in required staffing levels.
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which includes several U.S. federal income tax provisions affecting businesses. Among its changes, the OBBBA modifies certain Inflation Reduction Act (“IRA”) and Tax Cuts & Jobs Act (“TCJA”) provisions, including allowing companies to expense 100% of the cost of qualified property in the year it is initially placed in service. While changes in tax law are accounted for in the period of enactment, there are varied effective dates for the OBBBA’s provisions, some of which extend into 2026. Based on our preliminary review of the OBBBA, we do not anticipate its provisions having a material impact on our financial position or results of operations.

Limitations on Tax Deductions for Compensation Paid to Certain Executives and Officers
Internal Revenue Code Section 162(m) (“Section 162(m)”) currently limits a public company’s tax deductions for compensation above $1 million paid to “covered employees,” which includes the Chief Executive Officer, Chief Financial Officer and the next three highest paid officers. Amendments to Section 162(m) included in the American Rescue Plan Act of 2021, which become effective on January 1, 2027, expand the definition of “covered employees” to include the next five highest paid employees or officers. If there are no further changes or amendments to Section 162(m), or if the definition of “covered employees” is further expanded, we expect the Company’s operating results to be materially, adversely impacted due to anticipated increases in the Company’s income tax expense and effective tax rate. We are unable to quantify the potential impact at this time.

Other Regulatory Matters

On March 31, 2025, Oppenheimer received an administrative subpoena from the Office of Foreign Asset Control of the United States Department of the Treasury (“OFAC”) requesting certain information regarding Oppenheimer’s anti-money laundering policies and procedures. Oppenheimer has responded and will continue to respond to the OFAC subpoena.

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements or taxation policy that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah and Iran and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, immigration, impact of tariffs and trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $3 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

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

In addition, in June and August of 2023, Oppenheimer was served with two Horizon-related complaints in Georgia State Court, by plaintiffs, virtually all of whom were never Oppenheimer customers, alleging unspecified losses. In 2024, each of those complaints was dismissed by the trial court. Plaintiffs in each case subsequently filed an appeal of the court’s order dismissing the cases. In May of 2025, the Georgia Court of Appeals upheld the trial court’s decision dismissing the cases. In May of 2025, plaintiffs filed a writ of certiorari with the Georgia Supreme Court which is currently pending.

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

In June of 2025 Oppenheimer was served with a complaint in an action entitled Liberty Capital Group v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc. and Oppenheimer Asset Management Inc., filed in the United States District Court for the Southern District of New York. Plaintiffs seek class certification and allege that defendants used Oppenheimer’s Advantage Bank Deposit Sweep Program to unlawfully enrich themselves, and accordingly, breached their fiduciary duties and contractual obligations to their customers and otherwise violated New York law. Plaintiffs allege unspecified damages to be proven at trial. Defendants intend to vigorously defend themselves against the allegations in the complaint.

Item 1A. RISK FACTORS

During the three months ended June 30, 2025, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended June 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2025	9,855	$58.89	9,855	486,508
May 1 - 31, 2025	—	$—	—	486,508
June 1 - 30, 2025	—	$—	—	486,508
Q2 2025 Total	9,855	$58.89	9,855	486,508

(1) None of the foregoing authorizations is subject to expiration.

Item 5. OTHER INFORMATION

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

31.1*	Certification of Robert S. Lowenthal

31.2*	Certification of Brad M. Watkins

32**	Certification of Robert S. Lowenthal and Brad M. Watkins

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the three and six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the notes to the Condensed Consolidated Financial Statements.+

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 1st day of August, 2025

By: /s/ Robert S. Lowenthal
Robert S. Lowenthal, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)