Form 10-Q
period 2025-09-30
OPPENHEIMER HOLDINGS INC
filed 2025-10-31
CIK 791963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 31, 2025 was 10,420,884 and 99,665 shares, respectively.

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	3
	Condensed Consolidated Income Statements for the three and nine months ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024	5
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the three and nine months ended September 30, 2025 and 2024	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
	Signatures	58

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$38,288	$33,150
Deposits with clearing organizations	100,008	98,909
Receivable from brokers, dealers and clearing organizations	325,342	241,478
Receivable from customers, net of allowance for credit losses of $152 ($175 in 2024)	1,374,526	1,268,866
Income tax receivable	3,693	1,499
Securities owned, including amounts pledged of $1,199,263 ($1,015,604 in 2024), at fair value	1,316,093	1,108,206
Notes receivable, net	67,366	67,931
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $99,341 ($92,390 in 2024)	33,966	38,188
Right-of-use lease assets, net of accumulated amortization of $132,940 ($118,325 in 2024)	121,660	133,821
Corporate-owned life insurance	107,686	98,828
Goodwill	143,607	143,607
Intangible assets	35,209	35,709
Other assets	150,704	112,534
Total assets	$3,818,148	$3,382,726
Liabilities and Stockholders' Equity
Liabilities
Drafts payable	$16,763	$21,661
Bank call loans	262,300	252,100
Payable to brokers, dealers and clearing organizations	322,339	253,816
Payable to customers	465,426	357,835
Securities sold under agreements to repurchase	972,167	931,754
Securities sold but not yet purchased, at fair value	258,856	98,892
Accrued compensation	319,512	331,298
Income tax payable	238	3,963
Accounts payable and other liabilities	78,393	65,764
Lease liabilities	158,827	173,320
Deferred tax liabilities, net of deferred tax assets of $48,718 ($48,640 in 2024)	43,053	41,928
Total liabilities	2,897,874	2,532,331
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,420,884 and 10,231,736 as of September 30, 2025 and December 31, 2024, respectively Class B: shares authorized, issued and outstanding: 99,665 as of September 30, 2025 and December 31, 2024	10	10
Additional paid-in capital	29,723	29,733
Retained earnings	887,740	819,961
Accumulated other comprehensive income	2,801	691
Total Stockholders' equity	920,274	850,395
Total Liabilities and Stockholders' Equity	$3,818,148	$3,382,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2025	2024	2025	2024
Revenue
Commissions	$120,684	$103,079	$341,587	$295,984
Advisory fees	134,404	121,631	388,835	353,675
Investment banking	77,488	52,185	168,644	131,841
Bank deposit sweep income	28,349	34,875	87,078	106,406
Interest	38,859	38,034	113,245	99,605
Principal transactions, net	14,902	14,364	38,409	42,672
Other	9,752	9,184	27,643	26,896
Total revenue	424,438	373,352	1,165,441	1,057,079
Expenses
Compensation and related expenses	$290,222	$237,935	$756,387	$680,375
Communications and technology	25,938	24,602	78,324	73,860
Occupancy and equipment costs	15,971	16,240	47,558	47,604
Clearing and exchange fees	6,850	7,125	21,643	19,747
Interest	22,496	24,103	66,421	66,631
Other	31,326	27,977	89,887	80,172
Total expenses	392,803	337,982	1,060,220	968,389
Pre-tax income	31,635	35,370	105,221	88,690
Income tax provision	9,923	10,862	31,180	28,172
Net income	$21,712	$24,508	$74,041	$60,518
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(310)
Net income attributable to Oppenheimer Holdings Inc.	$21,712	$24,508	$74,041	$60,828

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.06	$2.38	$7.05	$5.87
Diluted	$1.90	$2.16	$6.53	$5.45

Weighted average shares outstanding
Basic	10,519,722	10,332,927	10,502,101	10,355,982
Diluted	11,450,346	11,277,865	11,349,801	11,156,536

Period end shares outstanding	10,520,549	10,331,401	10,520,549	10,331,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2025	2024	2025	2024
Net income	$21,712	$24,508	$74,041	$60,518
Other comprehensive income (loss), net of tax
Currency translation adjustment	451	271	2,110	(697)
Comprehensive income	22,163	24,779	76,151	59,821
Net loss attributable to noncontrolling interests	—	—	—	(310)
Comprehensive income attributable to Oppenheimer Holdings Inc.	$22,163	$24,779	$76,151	$60,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except per share amounts)	2025	2024	2025	2024
Common stock ($0.001 par value per share)
Balance at beginning of period	$10	$10	$10	$10
Issuance of Class A non-voting common stock	—	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—	—	—
Balance at end of period	10	10	10	10
Additional paid-in capital
Balance at beginning of period	26,576	23,365	29,733	31,774
Issuance of Class A non-voting common stock	190	391	6,466	8,800
Repurchase of Class A non-voting common stock for cancellation	—	—	(90)	(8,384)
Share-based expense	3,147	3,175	9,924	9,645
Vested employee share plan awards	(190)	(412)	(16,310)	(15,580)
Change in redemption value of redeemable noncontrolling interests	—	—	—	264
Balance at end of period	29,723	26,519	29,723	26,519
Retained earnings
Balance at beginning of period	867,922	788,739	819,961	756,468
Repurchase of Class A non-voting common stock for cancellation	—	(295)	(580)	(1,219)
Net income (1)	21,712	24,508	74,041	60,828
Dividends paid	(1,894)	(1,860)	(5,682)	(4,985)
Balance at end of period	887,740	811,092	887,740	811,092
Accumulated other comprehensive income (loss)
Balance at beginning of period	2,350	(54)	691	914
Currency translation adjustment	451	271	2,110	(697)
Balance at end of period	2,801	217	2,801	217
Total Oppenheimer Holdings Inc. stockholders' equity	$920,274	$837,838	$920,274	$837,838
Noncontrolling interest
Balance at beginning of period	—	—	—	73
Capital addition to noncontrolling interest	—	—	—	237
Net loss attributable to noncontrolling interest	—	—	—	(310)
Balance at end of period	—	—	—	—
Total stockholders' equity	$920,274	$837,838	$920,274	$837,838

Dividends paid per share	$0.18	$0.18	$0.54	$0.48

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2025	2024
Cash flows from operating activities
Net income	$74,041	$60,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	8,236	8,119
Deferred income taxes	793	10,922
Amortization of intangible assets	500	229
Amortization of notes receivable	13,422	13,809
Amortization of debt issuance costs	—	164
Reversal of credit losses	(23)	(130)
Paid-in-kind interest	(143)	—
Share-based compensation	28,936	21,767
Amortization of right-of-use lease assets	19,493	19,529
Decrease (increase) in operating assets:
Deposits with clearing organizations	(1,099)	(10,843)
Receivable from brokers, dealers and clearing organizations	(83,864)	8,157
Receivable from customers	(105,637)	(236,317)
Income tax receivable	(2,194)	3,170
Securities purchased under agreements to resell	—	5,842
Securities owned	(207,744)	(272,140)
Notes receivable	(12,857)	(16,749)
Corporate-owned life insurance	(8,858)	(9,079)
Other assets	(39,456)	3,872
Increase (decrease) in operating liabilities:
Drafts payable	(4,898)	1,221
Payable to brokers, dealers and clearing organizations	68,523	(42,361)
Payable to customers	107,591	(1,382)
Securities sold under agreements to repurchase	40,413	124,720
Securities sold but not yet purchased	159,964	171,987
Accrued compensation	(30,798)	(6,246)
Income tax payable	(3,725)	—
Accounts payable and other liabilities	(8,864)	(41,659)
Cash provided by/(used in) operating activities	11,752	(182,880)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(4,014)	(1,887)
Proceeds from the settlement of corporate-owned life insurance	3,396	2,342
Cash (used in)/provided by investing activities	(618)	455
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(5,682)	(4,985)
Issuance of Class A non-voting common stock	—	64
Repurchase of Class A non-voting common stock for cancellation	(671)	(9,603)
Payments for employee taxes withheld related to vested share-based awards	(9,843)	(6,844)
Redemption of redeemable noncontrolling interests	—	500
Increase in bank call loans	10,200	206,700
Cash (used in)/provided by financing activities	(5,996)	185,832
Net increase in cash and cash equivalents	5,138	3,407
Cash and cash equivalents, beginning of period	33,150	28,835
Cash and cash equivalents, end of period	$38,288	$32,242

Reconciliation of cash and cash equivalents within the condensed consolidated balance sheets:	2025	2024
Cash and cash equivalents	$38,288	$32,242
Total cash and cash equivalents	$38,288	$32,242

Schedule of non-cash financing activities
Employee share plan issuance	$10,587	$13,951
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$66,510	$67,273
Cash paid during the period for income taxes, net	$36,169	$13,900

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain reclassifications have been made to prior periods to place them on a basis comparable with current period presentation. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

As of September 30, 2025, the Company had $67.4 million of notes receivable ($67.9 million as of December 31, 2024). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate is adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three and nine months ended September 30, 2025, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2025, the balance of defaulted notes was $4.5 million and the allowance for uncollectibles was $2.7 million. The allowance for uncollectibles consisted of $1.5 million related to defaulted notes balances (five years and older) and $1.2 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of September 30, 2025:

(Expressed in thousands)
As of September 30, 2025

2025	$896
2024	386
2023	624
2022	141
2021	982
2020 and prior	1,421
Total	$4,450

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended September 30, 2025 and 2024:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,856	$3,853	$2,815	$3,869
Additions	173	719	469	848
Write-offs	(377)	(952)	(632)	(1,097)
Ending balance	$2,652	$3,620	$2,652	$3,620

4.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2035. The Company leases its corporate headquarters at 85 Broad Street, New York, New York, which houses its executive management team and many administrative functions for the Company as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 88 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Tel Aviv, Israel, Hong Kong, China, and Geneva, Switzerland.

The Company is constantly assessing its needs for office space and, on a rolling basis, has many leases that expire in any given year. Substantially all of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a wholly-owned subsidiary of the Company. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include an option to renew and the exercise of lease renewal options is at the Company's sole discretion. The Company did not include the renewal options as part of the right of use assets and liabilities. The depreciable life of assets and leasehold improvements is limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2025, the Company had right-of-use operating lease assets of $121.7 million (net of accumulated amortization of $132.9 million) which are comprised of real estate leases of $118.8 million (net of accumulated amortization of $130.7 million) and equipment leases of $2.9 million (net of accumulated amortization of $2.3 million). As of September 30, 2025, the Company had operating lease liabilities of $158.8 million which are comprised of real estate lease liabilities of $155.9 million and equipment lease liabilities of $2.9 million. The Company had no finance leases as of September 30, 2025.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of September 30, 2025 and December 31, 2024, respectively:

	As of
	September 30, 2025	December 31, 2024

Weighted average remaining lease term (in years)	5.69	6.08
Weighted average discount rate	7.40%	7.50%

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2025 and September 30, 2024, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,169	$6,165	$18,220	$18,242
Real estate leases - Interest expense	2,902	3,139	9,050	9,690
Equipment leases - Right-of-use lease asset amortization	421	424	1,270	1,287
Equipment leases - Interest expense	53	45	146	135

The maturities of lease liabilities as of September 30, 2025 and December 31, 2024 are as follows:

(Expressed in thousands)
	As of
	September 30, 2025	December 31, 2024
2025	$10,937	$42,466
2026	42,875	40,596
2027	40,108	38,151
2028	26,027	24,794
2029	19,594	18,816
After 2030	56,142	52,472
Total lease payments	$195,683	$217,295
Less interest	(36,856)	(43,975)
Present value of lease liabilities	$158,827	$173,320

As of September 30, 2025, the Company had $3.1 million of additional real estate operating leases that have not yet commenced ($6.9 million as of December 31, 2024).

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
Investment Banking
The Company earns underwriting revenue by providing capital raising solutions for corporate clients through initial public offerings, follow-on offerings, equity-linked offerings, private investments in public entities, and private placements. Underwriting revenue is recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that time. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenue and related expenses are presented gross on the condensed consolidated income statements.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2025 and 2024:

(Expressed in thousands)	For the Three Months Ended September 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$53,511	$58,807	$8	$112,326
Mutual fund and insurance income	8,350	1	7	8,358
Advisory fees	134,397	—	7	134,404
Investment banking - capital markets	3,042	52,143	—	55,185
Investment banking - advisory	438	21,865	—	22,303
Bank deposit sweep income	28,349	—	—	28,349
Other	7,809	84	1,397	9,290
Total revenue from contracts with customers	235,896	132,900	1,419	370,215
Other sources of revenue:
Interest	22,381	14,785	1,693	38,859
Principal transactions, net	1,254	14,194	(546)	14,902
Other	195	266	1	462
Total other sources of revenue	23,830	29,245	1,148	54,223
Total revenue	$259,726	$162,145	$2,567	$424,438

(Expressed in thousands)	For the Three Months Ended September 30, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$46,641	$48,195	$6	$94,842
Mutual fund and insurance income	8,231	1	5	8,237
Advisory fees	121,620	—	11	121,631
Investment banking - capital markets	2,410	16,977	—	19,387
Investment banking - advisory	—	32,798	—	32,798
Bank deposit sweep income	34,875	—	—	34,875
Other	2,993	896	981	4,870
Total revenue from contracts with customers	216,770	98,867	1,003	316,640
Other sources of revenue:
Interest	24,331	11,847	1,856	38,034
Principal transactions, net	977	13,034	353	14,364
Other	3,971	282	61	4,314
Total other sources of revenue	29,279	25,163	2,270	56,712
Total revenue	$246,049	$124,030	$3,273	$373,352

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$149,481	$167,973	$32	$317,486
Mutual fund and insurance income	24,079	3	19	24,101
Advisory fees	388,799	—	36	388,835
Investment banking - capital markets	8,762	89,129	—	97,891
Investment banking - advisory	438	70,315	—	70,753
Bank deposit sweep income	87,078	—	—	87,078
Other	15,779	1,737	4,109	21,625
Total revenue from contracts with customers	674,416	329,157	4,196	1,007,769
Other sources of revenue:
Interest	65,808	42,492	4,945	113,245
Principal transactions, net	2,640	36,040	(271)	38,409
Other	5,269	698	51	6,018
Total other sources of revenue	73,717	79,230	4,725	157,672
Total revenue	$748,133	$408,387	$8,921	$1,165,441

(Expressed in thousands)	For the Nine Months Ended September 30, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$136,337	$135,414	$14	$271,765
Mutual fund and insurance income	24,201	3	15	24,219
Advisory fees	353,644	—	31	353,675
Investment banking - capital markets	8,238	46,626	(1)	54,863
Investment banking - advisory	21	76,957	—	76,978
Bank deposit sweep income	106,407	—	(1)	106,406
Other	9,576	1,796	3,903	15,275
Total revenue from contracts with customers	638,424	260,796	3,961	903,181
Other sources of revenue:
Interest	66,153	27,560	5,892	99,605
Principal transactions, net	3,089	39,333	250	42,672
Other	10,870	565	186	11,621
Total other sources of revenue	80,112	67,458	6,328	153,898
Total revenue	$718,536	$328,254	$10,289	$1,057,079

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
The Company had receivables related to revenue from contracts with customers of $47.5 million and $46.2 million at September 30, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2025.
Deferred revenue relates to IRA fees received annually in advance on customers' IRA accounts managed by the Company, software license fees received upfront from customers and retainer fees and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.9 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2025	December 31, 2024
Receivables
Commission (1)	$6,736	$4,408
Mutual fund and insurance income (2)	5,757	5,838
Advisory fees (3)	7,005	11,271
Bank deposit sweep income (4)	4,123	4,748
Investment banking fees (5)	15,868	14,798
Other	8,019	5,124
Total receivables	$47,508	$46,187
Deferred revenue (payables):
Investment Banking fees (6)	$257	$28
Software license fees (7)	2,073	902
IRA fees (8)	600	—
	$2,930	$930

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

Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average number of shares outstanding	10,519,722	10,332,927	10,502,101	10,355,982
Net dilutive effect of share-based awards, treasury stock method (1)	930,624	944,938	847,700	800,554
Diluted weighted average number of shares outstanding	11,450,346	11,277,865	11,349,801	11,156,536

Net income attributable to Oppenheimer Holdings Inc.	$21,712	$24,508	$74,041	$60,828

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.06	$2.38	$7.05	$5.87
Diluted	$1.90	$2.16	$6.53	$5.45

(1) For the three months ended September 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 7,000 shares of Class A Stock granted under share-based compensation arrangements. For the nine months ended September 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 8,000 shares of Class A Stock granted under share-based compensation arrangements. For the three and nine months ended September 30, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements.

7.    Receivable from and payable to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2025	December 31, 2024
Receivable from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$164,230	$137,177
Receivable from brokers	54,255	59,487
Securities failed to deliver	64,234	8,459
Clearing organizations and other (1)	42,623	36,355
Total	$325,342	$241,478
Payable to brokers, dealers and clearing organizations consisting of:
Securities loaned	$286,694	$235,498
Securities failed to receive	29,530	14,757
Payable to brokers	1,379	607
Clearing organizations and other	4,736	2,954
Total	$322,339	$253,816

(1) As of September 30, 2025 and December 31, 2024, approximately $16.6 million and $15.4 million, respectively, of this balance represents a receivable for trades executed, but not yet settled.

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

In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company has valued the auction rate securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. As of September 30, 2025 and December 31, 2024, the Company had $128,000 and $2.7 million, respectively, of auction rate securities in Level 3 assets. Additionally, the Company has valued a convertible note using a discounted cash flow model and warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of September 30, 2025, the Company had $2.0 million and $1.2 million of convertible note and warrants, respectively, in Level 3 assets.

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

Other

The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. The fair value of this investment was $5.9 million and $5.9 million, respectively at September 30, 2025 and December 31, 2024, and was categorized in Level 2 of the fair value hierarchy.

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of September 30, 2025, the Company had no trade claims. As of December 31, 2024, the Company had $2.7 million of trade claims in Level 3 assets.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Investments
In its role as general partner in certain hedge funds and private equity funds, the Company, through its subsidiaries, holds direct investments in such funds. The Company records these investments within other assets and uses the net asset value of the underlying fund as a basis for estimating the fair value of its investment unless another method provides a better indicator of fair value. Changes in the fair value of these investments are reflected within other income in the condensed consolidated financial statements.
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2025:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$141	$—	Quarterly - Annually	30 - 120 Days
Private equity funds (2)	5,478	790	N/A	N/A
	$5,619	$790

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, have been categorized based upon the above fair value hierarchy as follows:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

(Expressed in thousands)
	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$27,993	$—	$—	$27,993
Securities owned:
U.S. Treasury securities	1,216,287	—	—	1,216,287
U.S. Agency securities	—	6,205	—	6,205
Sovereign obligations	—	6,403	—	6,403
Corporate debt and other obligations	—	8,556	1,973	10,529
Mortgage and other asset-backed securities	—	2,095	—	2,095
Municipal obligations	—	17,259	—	17,259
Convertible bonds	—	17,222	—	17,222
Corporate equities	31,767	—	1,170	32,937
Money markets	6,500	528	—	7,028
Auction rate securities	—	—	128	128
Securities owned, at fair value	1,254,554	58,268	3,271	1,316,093
Investments (1)	—	17,146	—	17,146
Loans (1)	—	734	—	734
Derivative contracts: (2)
TBAs	—	83	—	83
Derivative contracts, total	—	83	—	83
Total	$1,282,547	$76,231	$3,271	$1,362,049
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$230,586	$—	$—	$230,586
U.S. Agency securities	—	27	—	27
Sovereign obligations	—	4,599	—	4,599
Corporate debt and other obligations	—	1,143	—	1,143
Convertible bonds	—	13,521	—	13,521
Corporate equities	8,980	—	—	8,980
Securities sold but not yet purchased, at fair value	239,566	19,290	—	258,856
Derivative contracts: (2)
Futures	982	—	—	982
TBAs	—	86	—	86
Derivative contracts, total	982	86	—	1,068
Total	$240,548	$19,376	$—	$259,924
(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable/payable from/to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$28,071	$—	$—	$28,071
Securities owned:
U.S. Treasury securities	995,420	—	—	995,420
U.S. Agency securities	—	3,691	—	3,691
Corporate debt and other obligations	—	9,423	—	9,423
Mortgage and other asset-backed securities	—	8,954	—	8,954
Municipal obligations	—	34,704	—	34,704
Convertible bonds	—	21,938	—	21,938
Corporate equities	23,873	—	—	23,873
Money markets	7,551	—	—	7,551
Auction rate securities	—	—	2,652	2,652
Securities owned, at fair value	1,026,844	78,710	2,652	1,108,206
Investments (1)	978	17,005	—	17,983
Trade claims (1)	—	—	2,684	2,684
Loans (1)	—	432	—	432
Total	$1,055,893	$96,147	$5,336	$1,157,376
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$82,767	$—	$—	$82,767
U.S. Agency securities	—	4	—	4
Corporate debt and other obligations	—	11	—	11
Convertible bonds	—	4,998	—	4,998
Corporate equities	11,112	—	—	11,112
Securities sold but not yet purchased, at fair value	93,879	5,013	—	98,892
Derivative contracts: (2)
Futures	1,071	—	—	1,071
Derivative contracts, total	1,071	—	—	1,071
Total	$94,950	$5,013	$—	$99,963
(1) Included in other assets on the condensed consolidated balance sheet.
(2) Included in receivable/payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate equities	$1,190	$(20)	$—	$—	$—	$1,170
Corporate debt and other obligations	1,862	111	—	—	—	1,973
Auction rate securities (1)	128	—	—	—	—	128
(1) Represents auction rate securities that failed in the auction rate market.
(2) Included in principal transactions in the condensed consolidated income statement except amounts for corporate and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2024
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Auction rate securities (1)	$2,713	$3	$—	$(35)	$—	$2,681
(1) Represents auction rate securities that failed in the auction rate market.
(2) Included in principal transactions in the condensed consolidated income statement.

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate equities	$—	$—	$1,170	$—	$—	$1,170
Corporate debt and other obligations	—	143	1,830	—	—	1,973
Auction rate securities (1)	2,652	206	—	(2,730)	—	128
Trade claims	2,684	957	534	(4,175)	—	—
(1) Represents auction rate securities that failed in the auction rate market.
(2) Included in principal transactions in the condensed consolidated income statement except amounts for corporate and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement.

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
(2) Included in principal transactions in the condensed consolidated income statement.

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

Assets and liabilities not measured at fair value as of September 30, 2025:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,288	$38,288	$—	$—	$38,288
Deposits with clearing organizations	72,015	72,015	—	—	72,015
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	164,230	—	164,230	—	164,230
Receivables from brokers	54,255	—	54,255	—	54,255
Securities failed to deliver	23,975	—	23,975	—	23,975
Clearing organizations and other	82,799	—	82,799	—	82,799
	325,259	—	325,259	—	325,259
Receivable from customers	1,374,526	—	1,374,526	—	1,374,526
Notes receivable, net	67,366	—	67,366	—	67,366
Corporate-owned life insurance	107,686	—	107,686	—	107,686
Investments (1)	2,205	—	2,205	—	2,205
(1) Included within other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$16,763	$16,763	$—	$—	$16,763
Bank call loans	262,300	—	262,300	—	262,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	286,694	—	286,694	—	286,694
Payable to brokers	1,379	—	1,379	—	1,379
Securities failed to receive	29,530	—	29,530	—	29,530
Clearing organization and other	3,668	—	3,668	—	3,668
	321,271	—	321,271	—	321,271
Payables to customers	465,426	—	465,426	—	465,426
Securities sold under agreements to repurchase	972,167	—	972,167	—	972,167

Assets and liabilities not measured at fair value as of December 31, 2024:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33,150	$33,150	$—	$—	$33,150
Deposits with clearing organization	70,838	70,838	—	—	70,838
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	137,177	—	137,177	—	137,177
Receivables from brokers	59,487	—	59,487	—	59,487
Securities failed to deliver	8,459	—	8,459	—	8,459
Clearing organizations and other	36,355	—	36,355	—	36,355
	241,478	—	241,478	—	241,478
Receivable from customers	1,268,866	—	1,268,866	—	1,268,866
Notes receivable, net	67,931	—	67,931	—	67,931
Corporate-owned life insurance	98,828	—	98,828	—	98,828
Investments (1)	1,634	—	1,634	—	1,634
(1) Included within other assets on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,661	$21,661	$—	$—	$21,661
Bank call loans	252,100	—	252,100	—	252,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	235,498	—	235,498	—	235,498
Payable to brokers	607	—	607	—	607
Securities failed to receive	14,757	—	14,757	—	14,757
Clearing organizations and other	1,883	—	1,883	—	1,883
	252,745	—	252,745	—	252,745
Payables to customers	357,835	—	357,835	—	357,835
Securities sold under agreements to repurchase	931,754	—	931,754	—	931,754
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

Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury Notes, federal funds, general collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in receivable from or payable to brokers, dealers and clearing organizations and in the condensed consolidated income statement as principal transactions revenue, net.

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of September 30, 2025 and December 31, 2024 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2025
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$13,985	$83
		$13,985	$83
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$16,000,000	$982
Other contracts	TBAs	13,985	86
		$16,013,985	$1,068

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and nine months ended September 30, 2025 and 2024:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2025
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$172
Other contracts	TBAs	Principal transactions revenue, net	3
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
			$(5,894)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2025
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(572)
Other contracts	TBAs	Principal transactions revenue, net	19
			$(553)
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2024
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$(1,457)
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(24)
Other contracts	TBAs	Principal transactions revenue, net	1
			$(1,480)

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2025, the outstanding balance of bank call loans was $262.3 million ($252.1 million as of December 31, 2024). As of September 30, 2025, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $26.9 million and $265.9 million, respectively.
As of September 30, 2025, the Company had approximately $1.9 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $233.2 million under securities loan agreements.
As of September 30, 2025, the Company had pledged $361.7 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2025, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2025:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,208,900
Securities loaned:
Corporate equities	286,694
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,495,594

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2025 and December 31, 2024:

As of September 30, 2025
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$236,733	$(236,733)	$—	$—	$—	$—
Securities borrowed (1)	164,230	—	164,230	(161,417)	—	2,813
Total	$400,963	$(236,733)	$164,230	$(161,417)	$—	$2,813
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,208,900	$(236,733)	$972,167	$(972,167)	$—	$—
Securities loaned (2)	286,694	—	286,694	(278,895)	—	7,799
Total	$1,495,594	$(236,733)	$1,258,861	$(1,251,062)	$—	$7,799
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

As of December 31, 2024
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$68,055	$(68,055)	$—	$—	$—	$—
Securities borrowed (1)	137,177	—	137,177	(130,568)	—	6,609
Total	$205,232	$(68,055)	$137,177	$(130,568)	$—	$6,609
(1)Included in receivable from brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$999,809	$(68,055)	$931,754	$(931,754)	$—	$—
Securities loaned (2)	235,498	—	235,498	(229,156)	—	6,342
Total	$1,235,307	$(68,055)	$1,167,252	$(1,160,910)	$—	$6,342
(2)Included in payable to brokers, dealers and clearing organizations on the condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2025, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $160.7 million ($131.7 million as of December 31, 2024) and $238.4 million ($68.1 million as of December 31, 2024), respectively, of which the Company has sold and re-pledged approximately $43.6 million ($39.2 million as of December 31, 2024) under securities loaned transactions and $238.4 million under repurchase agreements ($68.1 million as of December 31, 2024).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.2 billion, as presented on the face of the condensed consolidated balance sheet as of September 30, 2025 ($1.0 billion as of December 31, 2024).
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
Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivable from brokers, dealers and clearing organizations as of September 30, 2025 were receivables from three major U.S. broker-dealers totaling approximately $104.5 million. Included in receivable from customers as of September 30, 2025 were fully secured margin loans from our two largest customer accounts totaling approximately $652.4 million, comprising 48.4% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of the FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of September 30, 2025 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2025, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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

In the normal course of business, the Company may sponsor and serve as general partner of hedge funds and private equity funds that were established for the purpose of providing alternative investments to both its institutional and qualified retail clients. Upon initial formation, the Company or its affiliates may extend to these funds a loan to finance the purchase of underlying investments. These loans mature in 90 days or less and are repaid by the fund when the underlying fund interests are sold to qualified clients. Depending on the facts and circumstances, the sponsored investment funds may be considered VIEs, as the loans are considered variable interests. As of September 30, 2025, no such loans were outstanding. Additionally, the Company's investment in and additional capital commitments to these hedge funds and private equity funds are considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited to the amount committed. As of September 30, 2025, the Company does not have any outstanding or pending investments in or capital commitments to these funds.

For funds that are VIEs, the Company assesses whether it is the primary beneficiary. In each instance, the Company has determined that it is not the primary beneficiary and therefore need not consolidate the hedge funds or private equity funds. The subsidiaries' general and limited partnership interests and additional capital commitments represent its maximum exposure to loss. The subsidiaries' general partnership and limited partnership interests are included in other assets on the condensed consolidated balance sheet.

As of September 30, 2025, assets and liabilities related to a VIE where the Company is not the primary beneficiary were included in Securities owned, at fair value on the condensed consolidated balance sheet and primarily related to a convertible note and warrants issued by a beverage manufacturing company. There was no VIE where the Company was not the primary beneficiary as of December 31, 2024.
The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIE.

(Expressed in thousands)
	As of September 30,
	2025	2024
Assets	$3,143	$—
Liabilities	—	—
Unfunded commitments	—	—
Maximum loss exposure	$3,143	$—

11. Income taxes
The effective income tax rate for the three and nine months ended September 30, 2025 was 31.4% and 29.6%, respectively, compared with 30.7% and 31.8% for the three and nine month ended September 30, 2024, respectively, and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the third quarter of 2025 was impacted by certain unfavorable permanent items.

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
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Class A Stock outstanding, beginning of period	10,418,259	10,227,845	10,231,736	10,186,783
Issued pursuant to share-based compensation plans	2,625	9,872	200,533	288,759
Repurchased and cancelled	—	(5,981)	(11,385)	(243,806)
Class A Stock outstanding, end of period	10,420,884	10,231,736	10,420,884	10,231,736

Stock buy-back
As of December 31, 2023, 223,699 shares remained available to be purchased under its share repurchase program. On March 1, 2024, the Company's Board of Directors approved a share repurchase program that authorized the Company to purchase up to 518,000 shares of the Company's Class A Stock, representing approximately 5.0% of its 10,357,376 then issued and outstanding shares of Class A Stock. During the year ended December 31, 2024, the Company purchased and canceled an aggregate of 243,806 shares of Class A Stock for a total consideration of $9.6 million ($39.39 per share) under its share repurchase program. As of December 31, 2024, 497,893 shares remained available to be purchased under its share repurchase program.
During the three months ended September 30, 2025, the Company did not purchase any shares of Class A Stock under its share repurchase program. During the nine months ended September 30, 2025, the Company purchased and canceled an aggregate of 11,385 shares of Class A Stock for a total consideration of $670,310 ($58.88 per share) under its share repurchase program. During the three months ended September 30, 2024, the Company purchased and canceled an aggregate of 5,981 shares of Class A Stock for a total consideration of $294,862 ($49.30 per share) under this program. During the nine months ended September 30, 2024, the Company purchased and canceled an aggregate of 243,806 shares of Class A Stock for a total consideration of $9.6 million ($39.39 per share) under this program. As of September 30, 2025, 486,508 shares remained available to be purchased under the share repurchase program.
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
On October 31, 2025, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on November 28, 2025 to holders of Class A Stock and Class B Stock of record on November 14, 2025.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.    Commitments and Contingencies

Underwriting commitments

In the normal course of business, the Company enters into commitments for debt and equity underwritings. As of September 30, 2025, the Company had certain open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.

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

In June and August of 2023, Oppenheimer was served with two complaints in Georgia State Court, by plaintiffs, virtually all of whom were never Oppenheimer customers, alleging unspecified losses arising from an investment in Horizon Private Equity III

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)
LLC. In 2024, each of those complaints was dismissed by the trial court. Plaintiffs in each case subsequently filed an appeal of the court’s order dismissing the cases. In May of 2025, the Georgia Court of Appeals upheld the trial court’s decision dismissing the cases. In May of 2025, plaintiffs filed a writ of certiorari with the Georgia Supreme Court. On September 30, 2025, the Georgia Supreme Court denied the writ of certiorari.

On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York. Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. Plaintiff alleges breaches of the terms and conditions of the ABD program and its implied covenant of good faith and fair dealing, breach of fiduciary duties, violation of New York General Business Law (“GBL”), negligence, negligent misrepresentations and unjust enrichment. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. Specifically, Oppenheimer's motion to dismiss plaintiff's causes of action for breach of fiduciary duty for non-advisory clients, unjust enrichment, negligence and negligent misrepresentation were granted, while the motion to dismiss causes of action for breach of the terms and conditions and its implied covenant of good faith and fair dealing, breach of fiduciary duty for advisory clients and violation of GBL were denied. The court further set November 21, 2025 for oral argument on class certification. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against this action.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2025, the net capital of Oppenheimer as calculated under the Rule was $383.0 million or 24.43% of Oppenheimer's aggregate debit items. This was $351.7 million in excess of the minimum required net capital at that date.
Freedom computes its net capital requirement under the basic method provided for in the Rule, which requires that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined. As of September 30, 2025, Freedom had net capital of $3.4 million, which was $3.3 million in excess of the $100,000 required to be maintained at that date.
As of September 30, 2025, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 130% (required 56.0%);
•Tier 1 Capital ratio 130% (required 75.0%); and
•Total Capital ratio 174% (required 100.0%).

As of September 30, 2025, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2025, the regulatory capital of Oppenheimer Investments Asia Limited was $1.5 million, which was $1.1 million in excess of the $385,582 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2025, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
As of September 30, 2025, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

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
Effective in the fourth quarter of 2024, the Company combined the former Private Client and Asset Management business segments to form the Wealth Management segment. The revised segment structure is aligned with how the CODM and senior management view the performance and operations of our retail-focused business. Our Capital Markets and Corporate/Other segments were not impacted by these changes. To provide historical information on a basis consistent with the revised segment presentation, the Company recast prior period segment results.
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
The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization. The Company also includes activities associated with BondWave, LLC, an indirectly wholly-owned subsidiary, in Corporate/Other.

The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the three and nine months ended September 30, 2025 and 2024. There are no adjustments or reconciling items for any of the periods presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended September 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$259,726	$162,145	$2,567	$424,438
Less :
Compensation expenses	148,978	106,245	34,999	290,222
Other segment items (1)	48,220	43,611	10,750	102,581
Pre-tax income (loss)	$62,528	$12,289	$(43,182)	$31,635
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Three Months Ended September 30, 2024
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$246,049	$124,030	$3,273	$373,352
Less :
Compensation expenses	125,270	87,649	25,016	237,935
Other segment items (1)	48,764	42,525	8,758	100,047
Pre-tax income (loss)	$72,015	$(6,144)	$(30,501)	$35,370
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Nine Months Ended September 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$748,133	$408,387	$8,921	$1,165,441
Less :
Compensation expenses	400,917	274,199	81,271	756,387
Other segment items (1)	153,990	130,860	18,983	303,833
Pre-tax income (loss)	$193,226	$3,328	$(91,333)	$105,221
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Nine Months Ended September 30, 2024
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$718,536	$328,254	$10,289	$1,057,079
Less :
Compensation expenses	364,381	242,527	73,469	680,377
Other segment items (1)	142,124	120,348	25,540	288,012
Pre-tax income (loss)	$212,031	$(34,621)	$(88,720)	$88,690
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2025 and 2024 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$407,677	$360,557	$1,121,198	$1,018,441
Europe/Middle East	16,092	11,858	42,182	36,026
Asia	669	937	2,061	2,612
Total	$424,438	$373,352	$1,165,441	$1,057,079

16.    Subsequent events

The Company has performed an evaluation of events that occurred since September 30, 2025 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 12 related to the Company's declaration of a quarterly dividend.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2025, we provided our services from 88 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At September 30, 2025, client assets under management ("AUM") totaled $55.1 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Company. Client assets under administration ("CAUA") as of September 30, 2025 totaled $143.5 billion. CAUA includes AUM and the other assets held for which the Company provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware. Through OPY Credit Corp., we conduct secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. At September 30, 2025, the Company employed 2,978 employees (2,938 full-time, 35 part-time, and 5 interns), of whom 927 were financial advisors.

In September 2025, the Company announced Freedom's plans to cease operations and formally deregister as a broker-dealer. Pursuant to this action, Freedom expects to cease all broker-dealer activities and close or transfer any remaining customer accounts by the end of 2025. Once all customer accounts have been moved or closed, Freedom will submit a Uniform Request for Broker-Dealer Withdrawal (“Form BDW”) to FINRA and the SEC to formally deregister as a broker-dealer. Freedom has been winding down its business for a number of years and the Company does not expect that the closing of Freedom will have a material impact on the Company’s financial position or results of operations.

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

Short-term Interest Rate Environment
After holding rates steady for the first nine months of the year amidst uncertainty over the potential inflationary impact of tariffs, the Federal Reserve (the “FED”) voted at its September 2025 meeting to reduce the federal funds rate by 25 basis points. The FED followed suit with another quarter point reduction at its October meeting. The new target range of 3.75% to 4.0% reflects the FED’s pivot from an inflationary focus to one centered around addressing the softening labor market.
Potential changes to the federal funds rate may impact our interest-based revenues. While decreases in interest rates will lower fees the Company earns from FDIC-insured deposits of clients through a program offered by the Company, such decreases may be offset to a degree if the cash sweep balances increase as clients find fewer higher-yielding alternatives to deploy these balances. Future rate decreases will also reduce the rates the Company charges on customer margin loans and earns on other interest-sensitive assets, which will have a negative impact on our earnings. The Company may enjoy an offset to such interest reduced revenues by increased activities in other parts of its business as has traditionally been the case. Additionally, lower rates may also reduce the Company's short-term borrowing costs, reducing the Company's interest-related expenses.

Gaza War
On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area. Israel and Hamas have recently announced a tentative agreement whereby Hamas will release all hostages and a permanent ceasefire will take hold, subject to numerous conditions yet to be defined. If there is continued unrest, there remains a risk that the conflict expands into a wider regional war which could have an adverse impact on the worldwide economy, financial markets and thus on our business. We continue to monitor for any adverse impacts of this conflict on our business operations and financial performance in Israel or elsewhere.
Recent Changes in U.S. Trade Policies
In recent months, the United States has significantly increased tariffs across a broad range of imports from all of its major trading partners. While the current administration has paused certain tariffs while trade negotiations unfold, it is possible that these negotiations if unsuccessful could prompt retaliatory levies from impacted countries. The proposed tariffs are also likely to disrupt supply lines, increase inflation and negatively impact consumer spending in the U.S. While the recent changes to U.S. trade policies have not had a significant impact on the Company’s financial results to date, adverse changes or sudden policy announcements, including retaliatory tariffs, could adversely impact the financial markets, reducing the value of our assets under management and related advisory fees. To date, turmoil created by proposed tariffs, as well as expected lower interest rates and constantly changing U.S. policy, have substantially and adversely impacted the value of the U.S. dollar in comparison with other major currencies. Changes or adverse developments to U.S trade policies may also depress trading volumes as well as capital market and deal making activities, reducing our related commissions and investment banking revenues. Uncertainty over the outcome of trade negotiations may also impact activity levels in the capital markets as well as general price levels in the equity and debt markets.

Potential Impacts of the U.S. Government Shutdown
The U.S. government shutdown began on October 1, 2025 due to congressional inaction in passing appropriations legislation amid partisan disagreements. As a result of the shutdown, the SEC is operating with limited staffing levels and is unable to review or approve IPO filings, which may adversely impact the Company’s underwriting and related investment banking fees in the fourth quarter of 2025. Furthermore, a prolonged U.S. government shutdown may erode investor confidence or drive higher market volatility, which could lead to lower client trading activity and related transaction-based fee revenues. It may also trigger a decline in the broader financial markets, which would result in lower AUMs and a reduction in our advisory fee revenues.

EXECUTIVE SUMMARY
Our third quarter operating performance saw a substantial increase in investment banking revenues amid a still-favorable capital raising environment. Market concerns about lingering inflation, a weakening labor market and eroding central bank independence were outweighed by the positive sentiments emanating from the Federal Reserve embarking on a new rate cutting cycle. In addition, continuing enthusiasm around the potential for spending related to the utilization of artificial intelligence (AI) resulted in extended rallies that pushed all major indices to new record highs in September. These conditions spurred a significant rise in new equity issuance volumes and resulted in significantly higher investment banking revenues during the third quarter.
The momentum in the financial markets also provided a positive backdrop for our Wealth Management business, as rising markets propelled AUM to a new all-time high. This in turn drove higher fee-based revenues while strong investor sentiment also led to higher transaction volumes and commissions. Our Wealth Management results, however, were adversely impacted by reduced interest-sensitive sweep income largely due to lower average sweep balances and rates.
Although we were gratified to see markets recognize our success by bidding up our share price to a new record high, it also drove higher compensation expense associated with certain employee liability-based awards that rose in value in direct correlation with the increase in our share price during the quarter and negatively impacted our results for the quarter. Specifically, compensation expenses for these liability-based awards totaled $13.5 million or $0.95 basic earnings per share (after-tax).
With three-quarters of the year now behind us, we have already exceeded the Company’s full year 2024 operating results. As we enter the fourth quarter, we remain focused on our clients, helping them raise, manage and allocate their capital. Our success is a reflection of good client outcomes and long-term relationships built over many market cycles. We are optimistic about the future and the many investment opportunities available, while remaining cautious and vigilant about the uncertainties that could emerge.
RESULTS OF OPERATIONS

The Company reported net income of $21.7 million or $2.06 basic earnings per share for the third quarter of 2025, compared with net income of $24.5 million or $2.38 per share for the third quarter of 2024. Revenue for the third quarter of 2025 was $424.4 million, an increase of 13.7%, compared to revenue of $373.4 million for the third quarter of 2024.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2025	3Q-2024	Change	% Change
Revenue	$424,438	$373,352	$51,086	13.7
Compensation expenses	$290,222	$237,935	$52,287	22.0
Non-compensation expenses	$102,581	$100,047	$2,534	2.5
Pre-tax income	$31,635	$35,370	$(3,735)	(10.6)
Income tax provision	$9,923	$10,862	$(939)	(8.6)
Net income	$21,712	$24,508	$(2,796)	(11.4)

Earnings per share (basic)	$2.06	$2.38	$(0.32)	(13.4)
Earnings per share (diluted)	$1.90	$2.16	$(0.26)	(12.0)

Book Value Per Share	$87.47	$81.10	$6.37	7.9
Tangible Book Value Per Share (1)	$70.48	$64.03	$6.45	10.1
Class A Shares Outstanding	10,420,884	10,231,736	189,148	1.8

AUA ($ billions)	$143.5	$129.8	$13.7	10.6
AUM ($ billions)	$55.1	$49.1	$6.0	12.2
(1) Represents book value less goodwill and intangible assets divided by number of shares outstanding.

Highlights
•Higher revenue for the third quarter of 2025 was primarily driven by robust equity underwriting volumes, an increase in transaction-based commissions and greater advisory fees attributable to a rise in billable AUM
•Rising equities markets propelled both assets under administration and assets under management to new record highs at September 30, 2025
•Compensation expenses increased from the prior year quarter largely as the result of greater production-related expenses, higher bonus accruals and elevated costs associated with stock appreciation rights tied to the Company's share price
•Non-compensation expenses increased from the prior year quarter primarily due to higher underwriting and technology-related expenses partially offset by lower interest costs
•Total stockholders' equity, book value and tangible book value per share reached new record highs as a result of positive earnings

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and nine months ended September 30, 2025 and 2024:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Revenue
Wealth Management	$259,726	$246,049	5.6	$748,133	$718,536	4.1
Capital Markets	162,145	124,030	30.7	408,387	328,254	24.4
Corporate/Other	2,567	3,273	(21.6)	8,921	10,289	(13.3)
Total	$424,438	$373,352	13.7	$1,165,441	$1,057,079	10.3

Pre-Tax Income (Loss)
Wealth Management	$62,528	$72,015	(13.2)	$193,226	$212,031	(8.9)
Capital Markets	12,289	(6,144)	*	3,328	(34,621)	*
Corporate/Other	(43,182)	(30,501)	41.6	(91,333)	(88,720)	2.9
Total	$31,635	$35,370	(10.6)	$105,221	$88,690	18.6
* Not meaningful

Wealth Management

Wealth Management reported revenue for the current quarter of $259.7 million, 5.6% higher compared with the prior year period. Pre-tax income was $62.5 million in the current quarter, a decrease of 13.2% compared with a year ago. Financial advisor headcount at the end of the current quarter was 927, flat when compared to 928 at the end of the third quarter of 2024.

('000s unless otherwise indicated)
	3Q-2025	3Q-2024	Change	% Change
Revenue	$259,726	$246,049	$13,677	5.6
Commissions	$61,862	$54,872	$6,990	12.7
Advisory fee revenue	$134,396	$121,619	$12,777	10.5
Bank deposit sweep income	$28,349	$34,875	$(6,526)	(18.7)
Interest	$22,381	$24,331	$(1,950)	(8.0)
Other	$12,738	$10,352	$2,386	23.0

Total Expenses	$197,198	$174,034	$23,164	13.3
Compensation	$148,978	$125,270	$23,708	18.9
Non-compensation	$48,220	$48,764	$(544)	(1.1)

Pre-Tax Income	$62,528	$72,015	$(9,487)	(13.2)

Compensation Ratio	57.4%	50.9%	6.5%	12.8
Non-compensation Ratio	18.6%	19.8%	(1.2)%	(6.1)
Pre-Tax Margin	24.1%	29.3%	(5.2)%	(17.7)

Asset Under Administration (billions)	$143.5	$129.8	$13.7	10.6
Asset Under Management (billions)	$55.1	$49.1	$6.0	12.2
Cash Sweep Balances (billions)	$2.8	$2.8	$—	—

•Retail commissions increased 12.7% from the prior year period primarily due to higher retail transaction volumes
•Advisory fees increased 10.5% due to higher AUM during the billing period
•Bank deposit sweep income decreased $6.5 million from a year ago due to lower average cash sweep balances and lower short-term interest rates
•Interest revenue decreased 8.0% from a year ago primarily due to lower short-term interest rates
•Other revenue increased slightly from a year ago due to a number of items, including an increase in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments and greater death benefit insurance proceeds
•Compensation expenses increased 18.9% from the prior year period primarily due to higher production related expenses and elevated expenses associated with share appreciation rights
•Non-compensation expenses were flat from a year ago
The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2025:

(Expressed in millions)
	For the Three Months Ended September 30, 2025
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$45,784	$1,751	$(2,778)	$2,785	$47,542
Institutional Fixed Income (2)	911	24	(44)	17	908
Alternative Investments:
Hedge funds (3)	4,544	56	(125)	411	4,886
Private Equity Funds (4)	1,371	104	(10)	87	1,552
Portfolio Enhancement Program (5)	227	3	(15)	(4)	211
Other	3	—	—	—	3
	$52,840	$1,938	$(2,972)	$3,296	$55,102
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

Capital Markets

Capital Markets reported revenue for the current quarter of $162.1 million, 30.7% higher when compared with the prior year period. Pre-tax income was $12.3 million compared with a pre-tax loss of $6.1 million a year ago.

('000s)	3Q-2025	3Q-2024	Change	% Change
Revenue	$162,145	$124,030	$38,115	30.7

Investment Banking	$75,045	$50,098	$24,947	49.8
Advisory fees	$21,865	$32,798	$(10,933)	(33.3)
Equities underwriting	$48,326	$12,588	$35,738	283.9
Fixed income underwriting	$3,818	$4,390	$(572)	(13.0)
Other	$1,036	$322	$714	221.7

Sales and Trading	$86,753	$72,755	$13,998	19.2
Equities	$44,139	$33,303	$10,836	32.5
Fixed Income	$42,614	$39,452	$3,162	8.0

Other	$347	$1,177	$(830)	(70.5)

Total Expenses	$149,856	$130,174	$19,682	15.1
Compensation	$106,245	$87,649	$18,596	21.2
Non-compensation	$43,611	$42,525	$1,086	2.6

Pre-Tax Income (Loss)	$12,289	$(6,144)	$18,433	*

Compensation Ratio	65.5%	70.7%	(5.2)%	(7.4)
Non-compensation Ratio	26.9%	34.3%	(7.4)%	(21.6)
Pre-Tax Margin	7.6%	(5.0)%	12.6%	(252.0)
* Not meaningful

•Advisory fees earned from investment banking activities decreased 33.3% compared with the prior year period primarily due to the absence of a large restructuring related transaction that closed in the prior year period
•Equities underwriting fees increased significantly when compared with the prior year period due to robust underwriting volumes with large completed transactions in the financial institutions and technology sectors
•Equities sales and trading revenue increased 32.5% compared with the prior year period mostly due to higher overall trading volumes, including greater options-related commissions
•Fixed income sales and trading revenue increased 8.0% compared with a year ago largely due to higher trading volumes and interest income on trading inventory
•Compensation expenses increased 21.2% compared with the prior year period largely due to greater production-related expenses and higher incentive compensation accruals
•Non-compensation expenses were modestly higher than a year ago primarily due to an increase in underwriting expenses associated with increased activity

CRITICAL ACCOUNTING POLICIES
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
During the nine months ended September 30, 2025, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2025, total assets increased by 12.9% from December 31, 2024. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has uncommitted arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2025, the Company had an outstanding bank call loan balance of $262.3 million compared to $252.1 million at December 31, 2024. The Company also has some availability of uncommitted short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.9 million and $385,582, respectively, at September 30, 2025. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

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

While the results of Oppenheimer Israel (OPCO) Ltd. are not material, based on its recent performance, it is possible that a valuation allowance on the deferred tax assets of $2.6 million as of September 30, 2025 may be required in a future reporting period. Currently, based on all available evidence, a valuation allowance is not needed and we are looking to mitigate the need to record a valuation allowance in the future.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivable from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivable from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $5.5 million in forgivable notes (which are inherently illiquid) to employees during the three months ended September 30, 2025 ($1.8 million for the three months ended September 30, 2024) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention initiatives.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by Company and customer securities.

We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand, uncommitted in nature and bear interest at various rates. At September 30, 2025, the Company had $262.3 million of bank call loans ($252.1 million at December 31, 2024). The average daily bank loan balance outstanding for the three and nine months ended September 30, 2025 was $235.6 million and $279.4 million, respectively ($235.0 million and $147.5 million for the three and nine months ended September 30, 2024, respectively). The largest daily bank loan balance outstanding for the three and nine months ended September 30, 2025 was $373.7 million and $491.7 million, respectively ($346.9 million for each the three and nine months ended September 30, 2024).

At September 30, 2025, securities loan balances totaled $286.7 million ($235.5 million at December 31, 2024 and $272.0 million at September 30, 2024). The average daily securities loan balances outstanding for the three and nine months ended September 30, 2025 were $379.8 million and $384.3 million, respectively ($299.6 million and $296.6 million for the three and nine months ended September 30, 2024, respectively). The largest daily stock loan balances for the three and nine months ended September 30, 2025 were $435.8 million and $502.9 million, respectively ($375.5 million for each of the three and nine months ended September 30, 2024).

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
At September 30, 2025, the gross balances of reverse repurchase agreements and repurchase agreements were $236.7 million and $1,208.9 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended September 30, 2025 was $233.6 million and $1,143.6 million, respectively ($233.0 million and $915.8 million, respectively, for the three months ended September 30, 2024). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended September 30, 2025 was $339.3 million and $1,405.8 million, respectively ($569.1 million and $1,035.9 million, respectively, for the three months ended September 30, 2024).
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
We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. A portion of the assets underling these policies are invested in mutual funds that match those offered within the deferred compensation plans. As such, increases in deferred compensation costs recognized within Compensation and related expenses may be offset to a degree by increases in the cash surrender value of the Company-owned life insurance policies recognized within Other revenue and vice versa. Certain policies which could provide additional liquidity if needed had a cash surrender value of $107.7 million as of September 30, 2025.

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

We have long-term cash requirements of $195.7 million for operating lease obligations. The total cash requirement for operating lease obligations is estimated to be $10.9 million for the remainder of 2025 year.

Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2025	2024
Cash provided by/(used in) operating activities	$11,752	$(182,880)
Cash (used in)/provided by investing activities	(618)	455
Cash (used in)/provided by financing activities	(5,996)	185,832
Net increase in cash, cash equivalents and restricted cash	$5,138	$3,407

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

During periods of high volatility, we may see increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearinghouses such as the Depository Trust Company ("DTCC"), Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. The recent reduction of the settlement cycle for security transactions in the U.S. has substantially reduced settlement risks. All such requirements have been and will be met in the ordinary course with available collateral or short-term borrowings.
CYBERSECURITY

Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but, in fact are from parties intent on attempting to steal. In other instances, these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of client or Company funds or data concerning its clients, their financial affairs, as well as Company-privileged information.

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

Management’s Role

Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. The Company has a dedicated cybersecurity organization within its technology department that focuses on current and emerging cybersecurity matters. The Company’s cybersecurity function is led by the Company’s Chief Information Officer ("CIO") and the Company’s Chief Information Security Officer ("CISO"), who reports to the Company’s CIO. The CIO and his direct reports, including the CISO, discuss action items related to risks at a standing monthly meeting. The CISO and many members of his team have multiple decades of cybersecurity related experience. Risk reporting is provided at monthly meetings of the Company's cross-business Cybersecurity Committee and periodic presentations to the Company’s Risk Management Committee, at which many members of the Company’s senior management are present.

The CEO meets regularly with the CIO to discuss cybersecurity threats and existing and potentially new technology systems including those related to cybersecurity. The CIO and CISO have a standing monthly meeting with the President/CEO and General Counsel to discuss potential vulnerabilities in the cyber environment. The President/CEO formerly ran the Information Technology Department at the Company and as a result has significant systems experience including experience related to cybersecurity.

Board Oversight

The Board of Directors, both directly and through the Audit Committee, oversees management’s responsibility of ensuring proper functioning of our cybersecurity risk management program. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate cybersecurity risks. Recently, the Audit Committee added a member with significant cybersecurity experience. The Audit Committee receives a cybersecurity update at each regular meeting of the Board covering cybersecurity risks, cybersecurity staffing and staff development including certifications and training. These updates are given either in person by the CIO and CISO or in written presentations created by them.

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
Regulatory Capital Requirements
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See Note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
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
One Big Beautiful Bill Act
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which includes several U.S. federal income tax provisions affecting businesses. Among its changes, the OBBBA modifies certain Inflation Reduction Act (“IRA”) and Tax Cuts & Jobs Act (“TCJA”) provisions, including allowing companies to expense 100% of the cost of qualified property in the year it is initially placed in service. While changes in tax law are accounted for in the period of enactment, there are varied effective dates for the OBBBA’s provisions, some of which extend into 2026. The passage of the OBBBA did not and is not expected to have a material impact on our financial position or results of operations.
Limitations on Tax Deductions for Compensation Paid to Certain Executives and Officers
Internal Revenue Code Section 162(m) (“Section 162(m)”) currently limits a public company’s tax deductions for compensation above $1 million paid to “covered employees,” which includes the Chief Executive Officer, Chief Financial Officer and the next three highest paid officers. Amendments to Section 162(m) included in the American Rescue Plan Act of 2021, which become effective on January 1, 2027, expand the definition of “covered employees” to include the next five highest paid employees or officers. If there are no further changes or amendments to Section 162(m), or if the definition of “covered employees” is further expanded, we expect the Company’s operating results to be adversely impacted due to anticipated increases in the Company’s income tax expense and effective tax rate. Since the impact of these changes is dependent on our compensation and personnel mix beginning in 2027, we are unable to quantify the potential impact at this time.
Frequency of Reporting Requirements for Public Companies
The current administration and the SEC have recently suggested that they will propose rulemaking that will shift certain SEC reporting requirements for public companies from reporting quarterly (on Form 10-Q) to semi-annually. It is the Company's present intention to continue to report results on a quarterly basis.
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

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements or taxation policy that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah and Iran and related unrest in the Middle East and Russia's invasion of Ukraine and related Western sanctions, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, inflation, immigration, impact of tariffs and trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

In June and August of 2023, Oppenheimer was served with two complaints in Georgia State Court, by plaintiffs, virtually all of whom were never Oppenheimer customers, alleging unspecified losses arising from an investment in Horizon Private Equity III LLC. In 2024, each of those complaints was dismissed by the trial court. Plaintiffs in each case subsequently filed an appeal of the court’s order dismissing the cases. In May of 2025, the Georgia Court of Appeals upheld the trial court’s decision dismissing the cases. In May of 2025, plaintiffs filed a writ of certiorari with the Georgia Supreme Court. On September 30, 2025, the Georgia Supreme Court denied the writ of certiorari.

On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement is subject to Oppenheimer obtaining a waiver of certain statutory disqualifications.

On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York. Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. Plaintiff alleges breaches of the terms and conditions of the ABD program and its implied covenant of good faith and fair dealing, breach of fiduciary duties, violation of New York General Business Law (“GBL”), negligence, negligent misrepresentations and unjust enrichment. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. Specifically, Oppenheimer's motion to dismiss plaintiff's causes of action for breach of fiduciary duty for non-advisory clients, unjust enrichment, negligence and negligent misrepresentation were granted, while the motion to dismiss causes of action for breach of the terms and conditions and its implied covenant of good faith and fair dealing, breach of fiduciary duty for advisory clients and violation of GBL were denied. The court further set November 21, 2025 for oral argument on class certification. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against this action.

Item 1A. RISK FACTORS

During the three months ended September 30, 2025, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended September 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2025	—	—	—	486,508
August 1 - 31, 2025	—	—	—	486,508
September 1 - 30, 2025	—	—	—	486,508
Q3 2025 Total	—	—	—	486,508

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the three and nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 31st day of October, 2025

By: /s/ Robert S. Lowenthal
Robert S. Lowenthal, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)