Form 10-K
period 2025-12-31
OPPENHEIMER HOLDINGS INC
filed 2026-02-26
CIK 791963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
OMB Number: 3235-0063 Expires: December 31, 2026 Estimated average burden hours per response . . . 1,694.52

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock of the Company held by non-affiliates of the Company cannot be calculated in a meaningful way because there is only limited trading in the class of voting stock of the Company. The aggregate market value of the Class A non-voting common stock held by non-affiliates of the Company at June 30, 2025 was $685.2 million based on the per share closing price of the Class A non-voting common stock on the New York Stock Exchange on June 30, 2025 of $65.77.
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on February 26, 2026 was 10,607,590 and 99,665 shares, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
The Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Throughout this annual report, we refer to Oppenheimer Holdings Inc., collectively with its subsidiaries, as the "Company." We refer to the directly and indirectly owned subsidiaries of Oppenheimer Holdings Inc. collectively as the "Operating Subsidiaries."

PART I

Item 1. BUSINESS
OVERVIEW
Oppenheimer Holdings Inc. ("OPY" or the "Parent"), through its Operating Subsidiaries (together, the "Company", the "Firm", "we", "our" or "us"), is a leading middle-market investment bank and full service broker-dealer incorporated in the State of Delaware in the United States. With roots tracing back to 1881, the Company is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (both corporate and public finance), equity and fixed income research, market-making, trust services and investment advisory and asset management services. The Parent owns, through subsidiaries, Oppenheimer & Co. Inc. ("Oppenheimer"), a New York-based securities broker-dealer and investment adviser, Oppenheimer Asset Management Inc. and its subsidiary advisors ("OAM"), a New York-based investment adviser, Oppenheimer Trust Company of Delaware Inc. ("Oppenheimer Trust"), a Delaware limited purpose bank, and OPY Credit Corp. ("OPY Credit"), a New York corporation which conducts secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. We conduct our international businesses through Oppenheimer Europe Ltd. (United Kingdom with offices in the Isle of Jersey and Switzerland), Oppenheimer Investments Asia Limited (Hong Kong), and Oppenheimer Israel (OPCO) Ltd. (Israel).
The Company previously operated Freedom Investments, Inc. ("Freedom") as a discount securities broker-dealer based in New Jersey. In September 2025, the Company announced its plans for Freedom to cease operations and formally deregister as a broker-dealer. Pursuant to this action, Freedom ceased all broker-dealer activities and closed or transferred any remaining customer accounts. On December 1, 2025, Freedom submitted a Uniform Request for Broker-Dealer Withdrawal (“Form BDW”) to the Financial Industry Regulatory Authority, Inc. ("FINRA") and U.S. Securities and Exchange Commision (the "SEC") to formally deregister as a broker-dealer. Freedom’s deregistration became effective on January 30, 2026. As Freedom has been winding down its business for a number of years, the closing of Freedom did not have a material impact on the Company’s financial position or results of operations.
WEALTH MANAGEMENT
Through its Wealth Management business, Oppenheimer provides a comprehensive array of financial services through a network of 924 financial advisors in 88 offices located throughout the United States. Clients include high-net-worth individuals and families, corporate executives, and public and private businesses. Clients may choose a variety of ways to establish a relationship and conduct business including brokerage accounts with transaction-based pricing and/or investment advisory accounts with asset-based fee pricing. As of December 31, 2025, the Company held client assets under administration of $143.3 billion. Oppenheimer provides the following wealth management services:
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

OAM is responsible for the Company's advisory programs and alternative investments businesses offered to the Firm’s wealth management clients. The business includes discretionary and non-discretionary fee-based programs sponsored by Oppenheimer, OAM, and Oppenheimer Investment Management LLC ("OIM"), as well as alternative investments sponsored through Advantage Advisers Multi Manager LLC, Advantage Advisers Management, LLC and Oppenheimer Alternative Investment Management LLC.
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
At December 31, 2025, the Company had $55.2 billion of client assets under management ("AUM") in fee-based programs. Revenues for OAM are generated by investment advisory and transactional fees for advisory services and revenue from sharing arrangements with registered and private alternative investment vehicles. OAM earns investment advisory fees on all assets held in discretionary and non-discretionary asset-based programs. These fees are typically billed monthly in advance, and are calculated based on all fee-based AUM balances at the end of the prior month. OAM also receives income from revenue-sharing arrangements that are derived from management and incentive fees on alternative investments and are calculated on a pre-determined basis with registered and private investment companies.
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
Mutual Fund Managed Accounts - The Company offers three fee-based mutual fund managed account programs through Portfolio Advisory Services ("PAS"): (i) PAS Flex, a non-discretionary advisory program where clients choose mutual funds approved by the Company to create strategic asset allocations; (ii) PAS Directed, a discretionary advisory program where an Oppenheimer financial advisor chooses the mutual funds to create the asset allocation and portfolio construction; and (iii) PAS Research, a discretionary advisory program where OAM’s Consulting Group chooses the mutual funds to create strategic asset allocations.
Discretionary Advisory Accounts - Oppenheimer offers two discretionary portfolio management programs. Through its Omega and Alpha programs, Oppenheimer offers client-focused discretionary fee-based investment programs managed by Oppenheimer financial advisors.
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
CAPITAL MARKETS
Investment Banking
Oppenheimer employs over 200 investment banking professionals in the United States, the United Kingdom and Israel. Oppenheimer's investment banking business provides strategic advisory services and capital markets services to emerging growth and middle market companies as well as financial sponsors. The investment banking industry coverage groups focus on the Consumer and Retail, Financial Institutions, Healthcare, Industrials and Energy and Technology sectors. Oppenheimer's industry coverage teams partner with our Mergers and Acquisitions, Equity Capital Markets, Debt Capital Markets, Debt Advisory and Restructuring platforms, and Fund Placements and Advisory specialists, to provide their clients with tailored strategic and financial advice and comprehensive access to capital markets.
Mergers and Acquisitions — Oppenheimer advises buyers and sellers on sales, divestitures, mergers, acquisitions, tender offers, privatizations, and joint ventures. Oppenheimer provides dedicated senior banker leadership throughout the process of each financial advisory transaction, which combines our structuring and negotiating expertise with our industry knowledge, extensive relationships and capital markets capabilities.
Equities Capital Markets — Oppenheimer provides a full spectrum of equity and equity-like capital raising solutions for corporate clients through initial public offerings, both fully and confidentially marketed public follow-on offerings, convertible note offerings, registered directs, private investments in public equity, private placements, at-the-market offerings, and special purpose acquisition companies ("SPACs"). Oppenheimer is a leading underwriter of mid- and small-cap equity offerings, where it may act as a Lead Book runner, Joint Book runner or Co-Manager as the case may be. In addition, Oppenheimer provides significant expertise and underwriting support to issuers of convertible debt.
Debt Capital Markets — Oppenheimer offers a full range of debt capital markets solutions for domestic and international companies as well as foreign governments and quasi-sovereign institutions. We offer ratings advisory services to issuers in connection with ratings issued by major rating agencies. Oppenheimer acts as underwriter, arranger or placement agent on senior and subordinated debt offerings for developed market and emerging-market issuers. Oppenheimer focuses on structuring and distributing public and private debt through a variety of financing transactions, including 144A / Reg S and 4(a)(2) issuances, securitizations, leveraged buyouts, recapitalizations, and Chapter 11 exit financings, among others.
Public Finance - Oppenheimer's public finance group raises capital for state and local governments, public agencies, private developers, non-profit organizations and other borrowers. The group assists its clients by developing and executing capital financing plans that meet the clients’ objectives, and by maintaining strong national institutional and retail securities distribution capabilities. Public finance bankers have expertise in specific areas, including state and local governments and municipalities, credit strategy, water and utilities, housing, infrastructure, K-12 school districts, senior living, public-private partnerships, project finance, special districts, direct placements, and lease financings through the issuance of taxable municipal bonds. In addition to underwriting longer-term municipal securities, Oppenheimer also underwrites municipal revenue anticipation, tax anticipation and bond anticipation notes for local government issuers, as well as short-term bonds for bridge financing and real estate projects.
Debt Advisory and Restructuring — Oppenheimer provides advisory services to highly levered corporate issuers, financial sponsors, and debt investors. We evaluate a range of strategic alternatives, and identify potential capital structures and sources of financing to assist clients in pursuing their strategic and financial objectives. Our services include strategic capital solutions, liability management and balance sheet restructurings, as well as mergers and acquisitions advisory services.
Fund Placement and Advisory — Oppenheimer provides alternative investment firms with a broad and deep range of value-added services that complements the resources, relationships and thought leadership of the global Oppenheimer platform. Services include bespoke strategic and tactical fundraising advisory as well as primary fundraising, secondaries, co-investments and direct transactions.

Equities Division
Oppenheimer employs 36 senior research analysts covering approximately 675 equity securities, primarily listed in the U.S. and over 75 dedicated equity sales and trading professionals in offices throughout the U.S. and in the UK (London), Switzerland (Geneva), and Asia (Hong Kong). Oppenheimer provides fundamental equity research, execution services and access to all major U.S. equity exchanges and alternative execution venues, in addition to capital markets/origination, various arbitrage strategies, portfolio and electronic trading. Oppenheimer offers a suite of quantitative and algorithmic trading solutions to access liquidity in global markets. Oppenheimer's clients include domestic and international investors such as investment advisers, banks, mutual funds, insurance companies, hedge funds, and pension and profit sharing plans that are attracted by the research products, insights and market intelligence provided by our sales and trading staff as well as by the quality of our execution (measured by volume, timing, price and other factors), and competitive negotiated commission rates.
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
Taxable Fixed Income
Oppenheimer employs over 148 dedicated fixed income sales and trading professionals in offices in the U.S., the United Kingdom (London), the Isle of Jersey (St. Helier) and Asia (Hong Kong). Oppenheimer offers capabilities in trading and sales; transacting in investment grade and high yield corporate bonds; mortgage-backed securities; U.S. government and Agency bonds; distressed loans; reorganization equity; trade claims and the sovereign and corporate debt of industrialized and Emerging Market countries, which may be denominated in currencies other than U.S. dollars. Oppenheimer also publishes desk analysis with respect to a number of such securities. Risk of loss upon default by the borrower is significantly greater with respect to unrated or non-investment grade securities than with investment grade securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. Oppenheimer also participates in auctions for U.S. government securities conducted by the Federal Reserve Bank of New York on behalf of the U.S. Treasury Department as well as those of government agencies such as the Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Banks and Farm Credit Agency.
Institutional Fixed Income Sales and Trading - Oppenheimer trades and may hold positions in public and private debt (including sovereign debt) securities, including investment and non-investment grade, distressed loans and securities, convertible corporate securities, municipal securities and trade claims. Secondary trading activities related to the purchase and sale of distressed loans and securities are largely conducted on a riskless principal basis. There may be a limited market for some of these securities and market quotes may be available from only a small number of dealers or inter-dealer brokers. While Oppenheimer normally holds such securities for a short period of time in order to facilitate client transactions, there is a risk of loss upon default by the borrower or from a change in interest rates affecting the value of the security. These issuers may have high levels of indebtedness and be sensitive to adverse economic conditions, such as recession or increasing interest rates.
Municipal Trading - Oppenheimer has regionally-based municipal bond trading desks serving our retail financial advisors and their clients. The desks serve Oppenheimer's financial advisors in supporting their high-net-worth clients' needs for taxable and non-taxable municipal securities. The firm also maintains a dedicated institutional municipal bond sales and trading effort focused on serving mid-tier and national institutional accounts. The institutional desks assist in distributing municipal securities originated by the public finance group.
Fixed Income Research - Oppenheimer has a total of 11 fixed income research professionals covering high yield corporate, mortgage backed, Emerging Market, and municipal securities. Oppenheimer's high yield corporate bond research effort is designed to identify United States debt issuances that provide a combination of high current yield plus capital appreciation over the short to medium term as well as other special situations that may generate an attractive return. Our mortgage-backed securities practice focuses on the detailed analysis of individual agency and non-agency mortgage-backed securities. Research professionals cover Emerging Market fixed income issuers, focus on sovereign bonds and provide commentary on Emerging Market corporate bond issuers. Municipal bond research professionals are dedicated to the tax-exempt municipal bond market.
Proprietary Trading and Investment Activities
In the regular course of its business, Oppenheimer takes securities positions as a market maker and/or principal to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Oppenheimer exposes its own capital to the risk of fluctuations in market value. The Company is not subject to the “Volcker Rule” restrictions on proprietary trading that went into effect in July 2015, as it only applies to banks and other subsidiaries of bank holding companies.
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

CONSOLIDATED SUBSIDIARIES
Oppenheimer & Co. Inc.
Oppenheimer is a registered broker-dealer with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and a member of FINRA, and an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), and transacts business on various exchanges. Oppenheimer engages in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, investment banking and underwritings (both corporate and public finance), research, market-making, and investment advisory and asset management services. Oppenheimer largely provides its services from offices located in the United States.
Oppenheimer Asset Management Inc.
OAM is registered as an investment adviser with the SEC under the Adviser Act. OAM provides investment advice to clients through separate accounts and wrap fee programs.
OPY Credit Corp.
OPY Credit Corp. primarily engages in secondary trading activities related to the purchase and sale of loans and trade claims for U.S. and foreign clients introduced by Oppenheimer and Oppenheimer Europe Ltd. Such trading is largely on a riskless principal basis.
Oppenheimer Trust Company of Delaware Inc.
Oppenheimer Trust offers a wide variety of trust services to clients of Oppenheimer. This includes custody services, advisory services and specialized servicing options for clients. At December 31, 2025, Oppenheimer Trust held custodial assets of $615.1 million. Oppenheimer Trust is regulated by the Delaware State Bank Commissioner.
Freedom Investments, Inc.
Freedom, which formerly offered discount brokerage services on a limited basis, ceased operations in late 2025. Freedom’s de-registration as an SEC-registered broker-dealer became effective on January 30, 2026.
Oppenheimer Investments Asia Limited
Oppenheimer Investments Asia Limited, which is based in Hong Kong, China, provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission in Hong Kong.
Oppenheimer Europe Ltd.
Oppenheimer Europe Ltd., which is based in the United Kingdom, with offices in the Isle of Jersey and Switzerland, provides institutional equities, fixed income brokerage and corporate finance services as well as investment banking and fund placement activities and is regulated by the Financial Conduct Authority in the United Kingdom, and the Jersey Financial Services Commission in the Isle of Jersey.
Oppenheimer Israel Ltd.
Oppenheimer Israel (OPCO) Ltd., which is based in Tel Aviv, Israel, provides trading in foreign securities including both debt and equity as well as investment services including investment banking and merger and acquisition advice in the State of Israel and operates subject to the authority of the Israel Securities Authority.
BondWave LLC
BondWave LLC ("BondWave") is a cloud-based financial market software-as-a-service provider which offers institutions and broker-dealers active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions. BondWave also offers municipal bond data analysis, news and information to financial institutions.

Oppenheimer (Switzerland) AG
Oppenheimer (Switzerland) AG, which is based in Zurich, Switzerland, was formed in late 2025 and has not yet commenced substantive operations. It plans to offer wealth management services to non-U.S. high net worth and ultra-high net worth clients once registration with the Swiss Financial Market Supervisory Authority (“FINMA”) is completed and other customary regulatory approvals are received.
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
HUMAN CAPITAL OVERVIEW
The Company views human capital resources as its total workforce (full-time and part-time employees and consultants) and the various formal and informal programs and resources to support, recruit, train, and retain its workforce. As a financial services firm, our business relies extensively on our human capital resources to provide the highest level of services to meet the needs of our clients. The Company's human capital network includes, but is not limited to, financial advisors, research analysts, investment bankers, sales and trading professionals, portfolio managers, market analysts as well as employees in various support functions throughout the Firm. The Company's human capital management strategy is defined and overseen by the Management Committee in collaboration with the President/CEO. As the Company is engaged in many business lines within financial services, the Company relies on the expertise of its business leaders to manage the day-to-day human capital needs and priorities, including learning and development, recruiting and retention, and employee productivity. The human capital needs of our business are also supported by the Company’s Human Resources Department, which reports into the Chief Financial Officer.
At December 31, 2025, the Company employed 2,947 employees (2,906 full-time and 41 part-time), of whom 924 were financial advisors. With financial advisors comprising a considerable segment of the Company’s employee base, we believe they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.
Culture and Strategy
As a leading middle-market investment bank and full-service broker-dealer, the Company prides itself on its areas of specialization and its corporate culture of being supportive of its employees and providing direct access to senior management. Our values remain grounded in integrity and honesty, which form the core of our fundamental principles. It is our intention to prioritize these principles over business profits. Our Code of Conduct memorializes our beliefs and serves as a detailed guide for our directors, senior management, and employees to consult when making decisions about their conduct in relation to the Company’s business as well as their conduct outside of the business.

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
Professional development is a key foundational building block to our continued success. On an ongoing basis, the Company is committed to providing the highest level of learning for its employee base through Oppenheimer University, our e-Learning platform comprised of a deep catalogue of content curated to the specific learning needs of our employees, covering a wide range of business areas, financial products, corporate matters, and regulatory and compliance training. These courses include, but are not limited to, Compliance – Anti-Money Laundering, Cybersecurity and Anti-Harassment and Discrimination training as well as in-depth information on industry topics. In addition, the Company sponsors employee participation in industry trade associations, regulatory licensing and training, and continuing professional education in order to support the career goals and objectives of its employees.
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
Compensation as a percentage of revenue is a metric that the Firm monitors closely. A breakdown of the Firm’s compensation as a percentage of revenue by business segment is as follows:

	2025	2024	2023
Total Firm	62.1%	65.4%	62.7%
Wealth Management	52.1%	52.9%	47.6%
Capital Markets	60.9%	72.3%	77.9%
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
COMPETITION
Oppenheimer encounters intense competition in all aspects of the securities and investment banking business and competes directly with other securities firms, banks and investment banking boutiques, a significant number of which have substantially greater resources and offer a wider range of financial services than the Company. In addition, Oppenheimer faces increasing competition from other sources, such as commercial banks, insurance companies, private equity and financial sponsors and certain major corporations that have entered the securities industry through acquisition, including Fintech competitors offering online investment services to smaller investors. Many online firms offer “free” trades to all investors, which have become increasingly popular with small investors. To date, this competitive threat has not demonstrably impacted the Company’s business as it primarily is attractive to smaller investors who are not a target client group for the Company. Additionally, foreign-based securities firms and commercial banks regularly offer their services in performing a variety of investment banking functions including mergers and acquisitions advice, leveraged buy-out financing, merchant banking, and bridge financing, all in direct competition with U.S. investment banks.

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
The Company believes that the principal factors affecting competition in the securities and investment banking industries are the quality and ability of professional personnel and relative prices of services and products offered. In some instances, competition within the industry can be impacted by the credit ratings assigned to the Firm offering services when potential clients are making a determination of acceptable counterparties. The ability of securities industry participants to offer credit facilities to potential investment banking clients may affect the assignment of individual transactions. The Company's ability to compete depends substantially on its ability to attract and retain qualified employees while managing compensation and other costs. Oppenheimer and its competitors employ advertising and direct solicitation of potential customers in order to increase business and furnish investment research publications in an effort to retain existing and attract potential new clients. Many of Oppenheimer's competitors engage in these programs more extensively than Oppenheimer. Increasingly, securities firms are providing automated investment advisory services that employ algorithms to determine recommended portfolio allocations at a much lower price point. This model is in the early stage and it is not yet clear whether this type of investment advisory service will provide meaningful competition to the full-service investment model.
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
REGULATION
Self-Regulatory Organization Membership — Oppenheimer is a member firm of FINRA, a self-regulatory organization ("SRO") for broker-dealers and their registered representatives. In addition, Oppenheimer has satisfied the requirements of the Municipal Securities Rulemaking Board ("MSRB") for effecting customer transactions in municipal securities. The Company has access to a number of regional and national markets and is required to adhere to their applicable rules and regulations.

Securities Regulation — The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to SROs such as FINRA. FINRA has been designated as the primary regulator of Oppenheimer with respect to securities and option trading activities. SROs adopt rules (subject to approval by the SEC)

governing the industry and conduct periodic examinations of Oppenheimer's operations. Securities firms are also subject to regulation by state securities commissions in the states in which they do business. Oppenheimer is registered as a broker-dealer in the 50 states and the District of Columbia and Puerto Rico. Oppenheimer Europe Ltd. is regulated by the Financial Conduct Authority ("FCA") in the United Kingdom and the Jersey Financial Services Commission ("JFSC") in the Isle of Jersey. Oppenheimer Investments Asia Limited is regulated by the Securities and Futures Commission ("SFC") in Hong Kong. Oppenheimer Israel Ltd. operates subject to the authority of the Israel Securities Authority.
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
Increasingly, regulators (including both the SEC and FINRA) are focused on broker-dealer record retention of business communications by employees. In this context, there has been particular focus on texting and other off-channel communications by employees and the retention and storage of such records. Included in this attention has been an industry “sweep” resulting in substantial fines of firms, including the Company. The issue presents unique challenges due to the lack of easily adoptable technology solutions that would facilitate the prevention or detection of noncompliance with the Company's' strengthened policies on off-channel communications.
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
Public Company Regulations – As the Parent’s Class A non-voting common stock is listed on the New York Stock Exchange (“NYSE”), we are subject to corporate governance requirements established by the SEC and NYSE, in addition to federal and state law. The Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) imposes certain requirements regarding the Company’s business arrangements with members of the Board of Directors, the structure of its Audit and Compensation Committees and internal control over financial reporting framework and assessment. The Company has taken numerous actions, and incurred substantial expenses, since the passage of the legislation to comply with the Sarbanes-Oxley Act. Management has determined that the Company's internal control over financial reporting as of December 31, 2025 was effective. See "Management's Report on Internal Control over Financial Reporting."
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

Markets in Financial Instruments Directive (known as "MiFID II") — MiFID II became effective on January 3, 2018 in the United Kingdom and all of the European Union. The directive is intended to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. MiFID II sets out: (i) conduct of business and organizational requirements for investment firms; (ii) authorization requirements for regulated markets; (iii) regulatory reporting to avoid market abuse; (iv) trade transparency obligations for shares; and (v) rules on the admission of financial instruments to trading. The new rulemaking has fundamentally altered the provision of research to financial institutions and also requires the registration of all market participants. This rulemaking has negatively impacted the overall availability of commission revenue in payment for equity research and negatively impacted the liquidity of markets for equities and fixed income securities in Europe. Recently, a review of market liquidity both in the UK and the European Union has resulted in an increased likelihood that many of the regulations regarding payment for company research may be changed or rescinded in order to provide greater liquidity and improve capital markets.

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

In 2020, the DOL published its final prohibited transaction exemption (“PTE”) addressing investment advice fiduciaries provide to ERISA plans and IRAs. The PTE takes a principles-based (rather than a prescriptive) approach to resolving conflicts that arise under ERISA when an investment advice fiduciary, its affiliate or a related party is paid certain types of compensation (such as commissions, trailing fees or revenue-sharing) or engages in certain principal transactions. The effective date for compliance with the PTE was February 1, 2022. The Company implemented certain additional processes beyond the actions taken to comply with the Reg BI Rules in order to ensure full compliance with the PTE.

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
On May 16, 2024, the SEC adopted amendments to Regulation S-P, which requires SEC-regulated entities to adopt written policies and procedures for an incident response program that is reasonably designed to detect, respond to, and recover from unauthorized access to or use of customer information. The final amendments, which became effective in December 2025, require entities within 30 days to notify individuals whose sensitive customer information was accessed or used without authorization.
In 2025, several U.S. states proposed or enacted expanded privacy and data protection laws targeting artificial intelligence (“AI”). These new state-level statutes-ranging from broad frameworks to narrow consumer protections-mandate transparency, risk assessments, and safeguards for “high-risk” AI systems, including chatbots, and deepfakes, particularly in areas such as healthcare. These evolving AI-related mandates overlap with conventional privacy laws, potentially imposing new obligations on the Company’s business operations, particularly in cases where personal information is processed. There is legislation proposed to have federal law and regulation adopted which would unify and override the evolving state laws.
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
U.S. broker-dealers and SROs are required to report all equity and option life cycle events to the repository on a daily basis. In addition, U.S. broker-dealers are required to submit customer account information to the repository. This has made the CAT the world's largest repository of securities transactions and client information. In June 2020, Oppenheimer, like other U.S. broker dealers, began reporting equity trades, and in July, 2020 non-complex option trades to the CAT. Oppenheimer began reporting complex option trades in 2021. In May 2024, client personal information began to be submitted. The CAT NMS Plan requires SROs to create plans to eliminate duplicative reporting. In February 2025, the SEC issued an exemptive order allowing CAT participants to cease requiring the submission of client personal identifiable information ("PII") effective immediately. The Company has ceased submitting such information and believes this action will significantly protect clients’ information although information previously submitted has not been eliminated and the SEC has not provided guidance on when, or if, such information may be deleted. The requirements of the CAT have been and will continue to be expensive to implement and present potential privacy issues that may not be protected under existing rule-making and may make the Company liable for improper disclosure or cybersecurity hacking of the CAT database.

Trust Company Regulation — Oppenheimer Trust is a limited purpose trust company organized under the laws of Delaware and is regulated by the Office of the State Banking Commissioner. The impact of any of, or more than one of, the foregoing regulations could have a material adverse effect on our business, financial condition and results of operations.
REGULATORY CAPITAL REQUIREMENTS
As a registered broker-dealer and member firm regulated by FINRA, Oppenheimer is subject to certain net capital requirements pursuant to Rule 15c3-1 (the "Net Capital Rule") promulgated under the Exchange Act. The Net Capital Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in liquid form.
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
Compliance with the Net Capital Rule could limit the operations of Oppenheimer that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from Oppenheimer, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock. Under the Net Capital Rule, broker-dealers are required to maintain certain records and provide the SEC with quarterly reports with respect to, among other things, significant movements of capital, including transfers to a holding company parent or other affiliate. The SEC and/or SROs may in certain circumstances restrict Oppenheimer's ability to withdraw excess net capital and transfer it to the Company or to other Operating Subsidiaries or to expand the Company's business. As of December 31, 2025, Oppenheimer was in compliance with their regulatory requirements.
Oppenheimer Europe Ltd. is authorized by the FCA of the United Kingdom to provide investment services under the Investment Firms’ Prudential Regime (“IFPR”). Pursuant to the IFPR, Oppenheimer Europe Ltd. is required to maintain a minimum of Sterling 750,000 in capital. As of December 31, 2025, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
Oppenheimer Investments Asia Limited was approved by the SFC to provide institutional fixed income and equities brokerage services to Hong Kong institutional investors and corporate finance advisory services to Hong Kong institutional clients. Oppenheimer Investments Asia Limited is required to maintain Required Liquid Capital of the greater of HKD 3.0 million or 5% of Adjusted Liabilities as defined by the Hong Kong Securities and Futures Financial Resources Rules. As of December 31, 2025, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
Oppenheimer Trust is a limited purpose trust company licensed by the Delaware State Bank Commissioner to provide fiduciary and related services. Oppenheimer Trust is required to maintain capital of $4.15 million. As of December 31, 2025, Oppenheimer Trust was in compliance with its capital requirements.

See Note 18 to the consolidated financial statements appearing in Item 8 for further information on the Company's regulatory capital requirements.
Securities Investor Protection Corporation ("SIPC")
Oppenheimer is a member of the SIPC, which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts (including the customer accounts of other securities firms when it acts on their behalf as a clearing broker) held by the Firm of up to $500,000 for each customer, subject to a limitation of $250,000 for claims for cash balances. SIPC is funded through assessments on registered broker-dealers. In addition, Oppenheimer has purchased additional "excess of SIPC"

policy protection from certain underwriters at Lloyd's of London of an additional $99.5 million (and $900,000 for claims for cash balances) per customer. The "excess of SIPC" policy has an overall aggregate limit of liability of $300.0 million. The Company has an indemnity agreement with Lloyd's of London pursuant to which the Company has agreed to indemnify Lloyd's of London for losses incurred by Lloyd's under the policy.
AVAILABLE INFORMATION
The Company's principal place of business is at 85 Broad Street, New York, NY 10004 and its telephone number is (212) 668-8000. The Company's internet address is http://www.oppenheimer.com. The Company makes available free of charge through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other SEC filings and all amendments to those reports as soon as reasonably possible upon such material being electronically filed with or furnished to the SEC.

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
Our results of operations have been, in the past, and/or may, in the future, be materially affected by market fluctuations due to global financial markets, economic conditions, sanctions, weather events, public health epidemics, changes to global trade policies, tax legislation and tariffs, bank failures and other factors, including the level and volatility of equity, fixed income and commodity prices, the level and term structure of interest rates, inflation and currency values, and the level of other market indices. The results of our Capital Markets business segment, particularly results relating to our involvement in primary and secondary markets for all types of financial products, are subject to substantial market fluctuations due to a variety of factors that we cannot control or predict with great certainty. These fluctuations impact results by causing variations in business flows and activity and in the fair value of securities and other financial products. Fluctuations also occur due to the level of global market activity, which, among other things, affects the size, number and timing of investment banking client assignments and transactions and the realization of returns from our principal investments. The Company may incur losses and be subject to reputational harm to the extent that, for any reason, it is unable to sell at anticipated price levels securities it purchased as an underwriter. As an underwriter, the Company is subject to heightened standards regarding liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings it underwrites. Any such misstatement or omission could subject the Company to enforcement action by the SEC and claims of investors, either of which could have a material adverse impact on the Company's results of operations, financial condition and reputation. As a market maker and dealer, the Company may own large positions in specific securities, and these undiversified holdings concentrate the risk of market fluctuations and may result in greater losses than would be the case if the Company's holdings were more diversified.
During periods of unfavorable market or economic conditions, the level of individual investor participation in the global markets, as well as the level of client assets, may also decrease, which would negatively impact the results of our Wealth Management business segment. Substantial market fluctuations could also cause variations in the value of our investments in our funds, the flow of investment capital into or from Assets Under Management ("AUM"), and the way customers allocate capital among money market, equity, fixed income or other investment alternatives, which could negatively impact our Wealth Management business segment. Additionally, increases in the fair value of OPY Class A non-voting common stock generally result in higher compensation expense associated with the Oppenheimer stock appreciation rights (“OARs”) offered to certain employees as part of their compensation package.
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
Changes in interest rates (especially if such changes are rapid), sustained low or high interest rates or uncertainty regarding the future direction of interest rates, may create a less favorable environment for certain of the Company's businesses, particularly its fixed income business, resulting in reduced business volume and reduced revenue. Additionally, decreases in interest rates will likely result in a reduction in interest revenue available to the Company through its margin lending and also reduced profit contributions from cash sweep products such as the FDIC-insured Bank Deposit program. If interest rates continue to decrease in immediate future periods, and/or balances within our cash sweep products decrease, the Company's profitability will be negatively impacted.
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

Furthermore, we also incur credit and certain concentration risk in our Wealth Management business segment lending to mainly individual investors related to margin loans collateralized by securities. While Oppenheimer limits customer loans to an amount not greater than 65% of the fair value of the securities, our two largest customer accounts collectively comprise approximately 47.8% of the margin loans as of December 31, 2025. Both accounts are significantly over collateralized.
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
Our liquidity could be negatively affected by our inability to raise funding in the long-term or short-term debt capital markets, our inability to access the secured lending markets, or unanticipated outflows of cash or collateral by customers or clients. We have a contingency funding plan that would guide our actions in the event the Company’s liquidity sources used in the ordinary course of business are disrupted. However, factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, including concerns regarding fiscal matters in the U.S. and other geographic areas, could impair our ability to raise funding, including from our contingent funding sources. In addition, our ability to raise funding could be impaired if investors or lenders develop a negative perception of our long-term or short-term financial prospects due to factors such as an incurrence of large trading or operational losses, or a decline in the level of our business activity, if regulatory authorities take significant action against us or our industry, or we discover significant employee misconduct or illegal activity. With the increase in the value of financial assets (particularly equity securities), clearing organizations, of which we are a member, have significantly increased their deposit requirements, which are purported to reflect the risks to the financial system of members unable to meet their settlement obligations. Under some scenarios, such requirements imposed even on simple agency transactions could be so significant as to be beyond the Company’s ability to fund. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets, such as our investment portfolios, trading assets or company-owned life insurance policies, to meet maturing liabilities or other obligations. The shortening of the settlement cycle of equities transactions to one day has significantly mitigated the risks of counterparty failure. We may be unable to sell some of our assets or we may have to sell assets at a discount to market value, either of which could adversely affect our results of operations, cash flows and financial condition.
Our short-term lines of credit are uncommitted in nature and subject to the risk that our lenders decline to fund a requested loan.
The Company has uncommitted short-term lines of credit in the form of bank call loans with multiple third-party financial institutions. All of these arrangements are secured in nature, with the Company fully collateralizing any drawdowns with marketable securities. Under these arrangements, lenders are not contractually obligated to make loans to us and may decline to fund any requested loan in their sole discretion. It is possible that our lenders exit these uncommitted relationships or reduce the amount of our available funding, which could have a material adverse effect on our available liquidity and our ability to meet short-term obligations.
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

Our businesses rely extensively on data processing and communications systems. In addition to better serving clients, the effective use of technology increases efficiency and enables us to reduce costs. Adapting or developing our technology systems to meet new regulatory requirements, client needs, and competitive demands is critical for our business. Introduction of new technology presents challenges on a regular basis. There are significant technical and financial costs and risks in the development of new or enhanced applications, including the risk that we might be unable to effectively use new technologies or adapt our applications to emerging industry standards. There are also risks associated with discontinuing and transitioning away from older but proven technologies, as such system migrations may experience cost overruns and involve operational disruptions, data migration challenges and increased risk of errors that could adversely affect our financial reporting and internal controls. Our continued success depends, in part, upon our ability to: (i) successfully maintain and upgrade the capability of our technology systems; (ii) address the needs of our clients by using technology to provide products and services that satisfy their demands; and (iii) retain skilled information technology employees. Failure of our technology systems, which could result from events beyond our control, or an inability to effectively upgrade those systems or implement new technology-driven products or services, could result in financial losses, liability to clients, and violations of applicable privacy and other applicable laws and regulatory sanctions.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, driven by the emergence of the Fintech industry. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications based on artificial intelligence, machine learning, quantum computing or new approaches to data mining. Risks related to artificial intelligence, including our use of third-party products incorporating artificial intelligence, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. Several states have introduced or proposed regulations governing the use of artificial intelligence which may limit our ability to use these technologies and/or may result in increased compliance and operational costs. It is possible that federal or other regulations may be issued in the future that are similar or potentially more restrictive, requiring significant resources to comply with applicable laws. We continue to evaluate emerging technologies like agentic artificial intelligence for incorporation into our business. Any failure to accurately identify and address our responsibilities and liabilities in this new environment could negatively affect any solutions we develop or deploy and could subject us to reputational harm, regulatory action or litigation, any of which may harm our financial condition and operating results.

Additionally, growing industry interest and regulatory discussions around expanding trading hours, including proposals for near-continuous or 24/7 markets, could significantly alter market structure and introduce new business, operational and compliance risks. Extended or continuous trading sessions may experience lower liquidity and wider bid-ask spreads, which could increase execution risk and market volatility. These conditions may adversely affect our ability to provide efficient trade execution and could result in higher transaction costs for clients. Furthermore, operating in a 24/7 environment could require substantial investment in technology infrastructure, cybersecurity, and staffing to maintain system resilience and regulatory compliance across all hours. Additionally, continuous trading may increase exposure to operational errors, system outages, and heightened surveillance obligations. Regulatory frameworks governing margin, settlement cycles, and market oversight for extended-hours trading remain uncertain. Changes in these areas could impose additional compliance burdens or alter competitive dynamics. Failure to adapt effectively to these developments could negatively impact our reputation, business, financial condition, and results of operations.
The Company does not currently offer the direct purchase or sale of digital or related custody services, which may limit our ability to compete or adapt to market trends.
We do not currently offer the ability to transact directly in cryptocurrencies or other direct digital asset products, nor do we provide custody services for such assets. As investor interest in digital assets and blockchain-based financial products continues to grow, certain competitors may seek to differentiate themselves by offering crypto or crypto-related investment products, custody solutions, or tokenized securities. If we do not offer services related to digital assets, this could limit our ability to attract or retain clients who seek exposure to digital assets or integrated custody solutions, including investment banking clients who wish to pursue a tokenized IPO.

Furthermore, if market demand for digital asset products accelerates or regulatory frameworks continue to evolve to permit broader adoption, we may need to invest significant resources to develop, acquire, or partner for the necessary technology, licenses, and operational capabilities. There can be no assurance that we would be able to do so on commercially reasonable terms, in a timely manner, or at all. Failure to adapt to changing market expectations could result in loss of market share, outflow of client assets, reputational harm and adversely affect the Company’s financial position and results of operations.
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
Climate change and emerging state-level sustainability reporting requirements could adversely affect our operations, financial condition and reputation.
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

Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients and increase the credit exposures to those clients. Additionally, our reputation and client relationships may be damaged as a result of our involvement, or our clients’ involvement, in certain industries associated with causing or exacerbating, or alleged to cause or exacerbate, climate change. Recent state-level sustainability regulations, including

California’s SB 253 and SB 261 climate disclosure laws, require large companies doing business in the state, including the Company, to report greenhouse gas emissions and climate-related financial risks. Other states, including New York, Illinois, Colorado and New Jersey, have proposed similar regulations. Such reporting requirements may place an increased burden on our business, including requiring the adoption of processes and procedures at increased cost to meet the data reporting measures that are or will be required. We also may be negatively impacted by any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. New regulations or guidance relating to climate change, as well as the perspectives of stockholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.
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

Moreover, there has been increased regulatory focus on ESG-related practices of investment managers. A growing interest on the part of investors and regulators in ESG factors, and increased demand for, and scrutiny of, ESG-related disclosures by asset managers has likewise increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies offered to our clients or of our ESG efforts or initiatives, commonly referred to as “greenwashing.” Such perceptions or accusations could damage our reputation, result in litigation or regulatory enforcement actions, and adversely affect our business. The change in administrations at the federal level has significantly impacted expectations around ESG policies and the need to foresee necessary changes to meet societal standards. Ongoing political shifts at both federal and state levels — including elections and regulatory appointments — may abruptly alter ESG policy contours, complicating our ability to anticipate and adapt to new expectations and regulatory standards.

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
Firms in the financial services industry have been operating in an onerous regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC and FINRA as well as state regulators. Penalties and fines sought by regulatory authorities have increased substantially. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many different aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to continue operating particular businesses. For example, the failure to comply with the obligations imposed by the Exchange Act on broker-dealers and the Advisers Act on investment advisers, including recordkeeping, registration, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or by the Investment Company Act of 1940, as amended (the "1940 Act"), could result in investigations, sanctions and reputational damage. Increasingly, regulators have instituted a practice of "regulation by enforcement" where new interpretations of existing regulations are introduced by bringing enforcement actions against securities firms for activities that occurred in the past but were not then thought to be problematic. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or SROs (e.g., FINRA) that supervise the financial markets. Substantial legal liability or significant regulatory action taken against us could have a material adverse effect on our business prospects including our financial condition and results of operations. Recent pronouncements by the SEC have implied that some of the aforesaid risks may be ameliorated by changes in administration and evolving policy.

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

The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting processes and/or systems. The Company believes that it effectively evaluates and manages the market, credit, liquidity and other risks to which it is exposed. Nonetheless, the effectiveness of the Company’s ability to manage risk exposure can never be completely or accurately predicted or fully assured, and there can be no guarantee that the Company’s risk management will be successful. For example, unexpectedly large or rapid movements or disruptions in one or more markets or other unforeseen developments can have a material adverse effect on the Company’s financial condition and results of operations. The consequences of these developments can include losses due to adverse changes in securities values, decreases in the liquidity of trading positions, higher volatility in earnings, increases in the Company’s credit risk to customers as well as to third parties and increases in general systemic risk. Shortening of the equities securities settlement cycle to one day has reduced some of the counterparty risk associated with rapid changes in securities pricing. Certain of the Company’s risk management systems are subject to regulatory review and may be found to be insufficient by the Company’s regulators potentially leading to regulatory sanctions. The Company over the past several years has increased its systems of surveillance over the various risks facing its business and has instituted standing committees to regularly review both the risks themselves as well as the adequacy of the systems providing information. There can be no guarantee that the operation of these systems will allow the Company to prevent or mitigate the various risks faced by its businesses. Various regulators periodically review the Company’s risk control practices, and, if found inadequate, can bring enforcement actions and seek sanctions against the Firm.
RISKS ASSOCIATED WITH THE COMPANY’S COMMON STOCK
The holders of Class A Stock do not have the ability to vote on most corporate matters which limits the influence that these holders have over the Company.
The Company issues two classes of shares, Class A non-voting common stock (the “Class A Stock") and Class B voting common stock (the "Class B Stock"). At December 31, 2025, there were 99,665 shares of Class B Stock outstanding compared to 10,387,575 shares of Class A Stock outstanding. The voting power associated with the Class B Stock allows holders of the Class B Stock to effectively exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the Company. Approximately 98% of the Class B Stock is held by an entity controlled by Mr. Albert Lowenthal, the Chairman of the Company, which allows Mr. Lowenthal to control all matters requiring stockholder approval. Due to the lack of voting power, the holders of the Class A Stock have limited influence on corporate matters. The voting power of the holders of the Class B Stock may have the effect of depressing the price of the Company's Class A Stock, and delaying or preventing a change in control of the Company or resulting in the receipt of a "control premium" by the controlling stockholder which premium would not be received by the holders of the Class A Stock. The controlling stockholder may have potential conflicts of interest with other stockholders including the ability to determine the outcome of "say on pay" votes at the Company. The presence of the Class B Stock may also result in the Company receiving low “ESG scores” by some parties, which could result in unforeseeable consequences to the Company.
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
Our Board of Directors declared cash dividends of $1.72 per share in 2025 to holders of Class A and Class B Stock and also authorized the Company to repurchase shares of its Class A Stock. The declaration and payment of future cash dividends and authorization of future share repurchases is subject to the Board of Director’s discretion and may be impacted by a number of factors, including but not limited to our net income levels, ability to generate positive operating cash flows, sources of liquidity, subsidiary capital requirements and general financial and business conditions.
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
Developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, the Company's business and profitability.
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
U.S. markets may also be impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. Concerns about the EU, including Brexit, and the stability of the EU's sovereign debt, may cause uncertainty and disruption for financial markets globally. Hostilities between Russia and Ukraine, the conflict between Israel, Hamas and Iran, as well as related disruptions of shipping routes in the Red Sea and related military action, military and other risks related to China's territorial claims adversely affecting its neighbors including Taiwan and recent U.S. military activity in Venezuela could have unforeseen and negative impacts upon the markets and the Company and its operations. In addition, the U.S.’s recent aggressiveness in foreign affairs including the taking of oil vessels on the high seas, pronouncements concerning Greenland and the threat of involvement in the internal affairs of Iran all may lead to geopolitical risks that are not capable of measurement.

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
In recent years the Company has experienced, and continues to experience, significant pricing pressures on trading margins and commissions in debt and equity trading. In the fixed income market, regulatory requirements have resulted in greater price transparency, leading to increased price competition and decreased trading margins. In the equity market, the Company has experienced increased pricing pressure from institutional clients to reduce commissions, and this pressure has been augmented by the increased use of electronic and direct market access trading, which has created additional downward pressure on trading margins. The trend toward using alternative trading systems is continuing to grow, which may result in decreased commission and trading revenue, reduce the Company's participation in the trading markets and its ability to access market information, and lead to the creation of new and stronger competitors. Institutional clients also have pressured financial services firms to alter "soft dollar" practices under which brokerage firms bundle the cost of trade execution with research products and services. Some institutions are entering into arrangements that separate (or "unbundle") payments for research products or services from sales commissions. Institutions subject to MiFID II, which the Company does business with primarily through its European- based subsidiary, are required to unbundle such payments.

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
The Company's success is dependent in large part upon the services of its senior executives and employees. Any loss of service of the chief executive officer ("CEO") and/or Chairman may adversely affect the business and operations of the Company. The Company maintains key man insurance on the life of its Chairman. Approximately 98% of the shares of Class B Stock are held by Phase II Financial Inc. ("Phase II"), a Delaware corporation controlled by Mr. Albert Lowenthal, the Chairman of the Company. In the event of Mr. Lowenthal's death or incapacity, control of Phase II would pass to Mr. Lowenthal's spouse. If the Company's senior executives or employees terminate their employment and the Company is unable to find suitable replacements in relatively short periods of time, its operations may be materially and adversely affected.
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

We have a written incident response plan that identifies the steps to be taken in response to a cybersecurity incident that includes investigation, escalation and remediation provisions. The incident response plan includes standard processes for reporting and escalating cybersecurity incidents to senior management. The Company has recently modified its incident response plan to include mandates required under SEC Regulation S-P: Privacy of Consumer Financial Information and Safeguarding Customer Information.

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

Item 2. PROPERTIES

The Company and Oppenheimer maintain offices at their headquarters at 85 Broad Street, New York, New York which houses their executive management team and many administrative functions for the Firm as well as their research, trading, investment banking, and asset management businesses. Generally, the offices outside of 85 Broad Street serve as bases for sales representatives who process trades and provide other brokerage services in co-operation with Oppenheimer’s New York offices using the data processing facilities located there. The Company maintains an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. Oppenheimer Trust is based in Wilmington, Delaware. Management believes that its present facilities are adequate for the purposes for which they are used and have adequate capacity to provide for presently contemplated future uses. In addition, the Company has offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong, China. Working arrangements for employees based outside of our corporate headquarters vary based on local regulations, including health regulations. All of the Company’s properties are leased under operating lease arrangements. Management is assessing its future real estate needs in light of the hybrid working environment, the existing footprint, and upcoming lease expirations.

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

For certain legal and regulatory proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial, indeterminate or special damages. Counsel may be required to review, analyze and resolve numerous issues, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before the Company can reasonably estimate a loss or range of loss or additional loss for the proceeding. Even after lengthy review and analysis, the Company, in many legal and regulatory proceedings, may not be able to reasonably estimate possible losses or range of losses. The Company does not believe that a loss is probable or that it can reasonably estimate a loss or losses from the Liberty Capital Group v. Oppenheimer Holdings Inc. et. al and accordingly no loss accrual has currently been made for this matter.

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements as a whole.

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $253 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.

On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act of 1934 and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board ("MSRB") Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement was subject to Oppenheimer obtaining a waiver of certain statutory disqualifications, which Oppenheimer received in December 2025. On December 10, 2025, the Court entered a final judgment enjoining Oppenheimer from further violations of Section 15B (c) (1) of the Exchange Act as well as Rule 15c2-12 thereunder as well as MSRB Rules G-17 and G-27. On January 7, 2026, Oppenheimer paid the $1.2 million fine to the SEC.

On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. Plaintiff alleges breaches of the terms and conditions of the ABD program and implied covenant of good faith and fair dealing, breach of fiduciary duties, violation of New York General Business Law (the “GBL”), negligence, negligent misrepresentations and unjust enrichment. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. Specifically, Oppenheimer's motion to dismiss plaintiff's causes of action for breach of fiduciary duty for non-advisory clients, unjust enrichment, negligence and negligent misrepresentation were granted, while the motion to dismiss causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, breach of fiduciary duty for advisory clients and violation of the GBL were denied. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, and violation of the GBL. The Court held that plaintiff did not have standing to assert a class claim for breach of fiduciary duty, but granted plaintiff leave to amend the complaint by December 22, 2025 to include a plaintiff with standing. Plaintiff did not amend its complaint. On December 22, 2025, Oppenheimer filed a petition for permission to appeal the decision granting class certification with the U.S. Court of Appeals for the Second Circuit, which petition is currently pending. The case is scheduled for trial commencing in June, 2026, and it is likely that a decision by the trial jury will be rendered in the District Court this fiscal year. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against this action.

Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market information
The Company's Class A Stock is listed and traded on the NYSE (trading symbol "OPY"). The Class B Stock is not traded on any stock exchange and, as a consequence, there is only limited trading in the Class B Stock. The Company does not presently contemplate listing the Class B Stock in the United States on any national or regional stock exchange or on NASDAQ. The following table sets forth for the periods indicated the high and low trades for the Company's Class A Stock.

	2025		2024
	High	Low	High	Low
First quarter	$73.12	$58.40	$41.48	$37.14
Second quarter	$66.81	$49.26	$47.93	$36.93
Third quarter	$79.99	$64.66	$58.35	$47.47
Fourth quarter	$77.10	$63.81	$70.25	$47.39
Cash dividends per share declared during the year are reflected below. The dividends were typically declared in the same quarter in which they were paid.

(Expressed in thousands, except per share amounts)	2025		2024		2023
	Dividend Per Share	Total Dividend Declared	Dividend Per Share	Total Dividend Declared	Dividend Per Share	Total Dividend Declared
First quarter	$0.18	$1,894	$0.15	$1,583	$0.15	$1,674
Second quarter	$0.18	$1,893	$0.15	$1,550	$0.15	$1,659
Third quarter	$0.18	$1,894	$0.18	$1,849	$0.15	$1,583
Fourth quarter	$1.18	$12,381	$0.18	$1,860	$0.15	$1,556
Total	$1.72	$18,062	$0.66	$6,842	$0.60	$6,472
On December 12, 2025, the Company announced a special cash dividend in the amount of $1.00 per share, payable on January 9, 2026 to holders of record of Class A Stock and Class B Stock as of the close of business on December 26, 2025.

The payment of dividends in the future is subject to the discretion of our Board of Directors and will depend upon general business conditions, legal and contractual restrictions on the payment of dividends and other factors that our Board of Directors may deem to be relevant.
The following table sets forth information about the stockholders of the Company as of February 26, 2026 as set forth in the records of the Company's transfer agent and registrar:

	Number of Shares Outstanding	Number of Stockholders of Record
Class A Stock	10,607,590	83
Class B Stock	99,665	32

Our Class A Stock is owned by numerous beneficial owners, whose shares are held in the names of various banks, broker-dealers and other financial institutions.

As of December 31, 2025, there were 1,265,307 shares of Class A Stock underlying outstanding restricted share awards. The Class A Stock underlying all vested restricted shares could be sold pursuant to Rule 144 or effective registration statements on Form S-8.

(b) Issuer Purchases of Equity Securities
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
During the year ended December 31, 2025, the Company purchased and canceled an aggregate of 46,292 shares of Class A Stock for a total consideration of $3.0 million ($64.36 per share) under its share repurchase program. As of December 31, 2025, 451,601 shares remained available to be purchased under the share repurchase program. During the year ended December 31, 2024, the Company purchased and canceled an aggregate of 243,806 shares of Class A Stock for a total consideration of $9.6 million ($39.39 per share) under its share repurchase program. As of December 31, 2024, 497,893 shares remained available to be purchased under its share repurchase program. For additional information on the Company’s share repurchase program, see Note 13 to the Consolidated Financial Statements.
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
The following table provides information regarding purchases of shares of Class A Stock during the fourth quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1 - 31, 2025	—	$—	—	486,508
November 1 - 30, 2025	33,747	$66.20	33,747	452,761
December 1 - 31, 2025	1,160	$66.74	1,160	451,601
Q4 2025 Total	34,907	$66.14	34,907	451,601

(1) None of the foregoing authorizations is subject to expiration.
(c) Securities Authorized for Issuance Under Equity Compensation Plans
Information related to the Company's compensation plans under which equity securities are authorized for issuance is presented in Note 16 of the Notes to Consolidated Financial Statements and Part III, Item 12 of this Form 10-K.

(d) Share Performance Graph
The following graph shows cumulative total stockholder return over the past five year period of U.S. $100 invested in (1) the Company's Class A Stock, (2) the Standard & Poor's 500 Index (S&P 500), and (3) the Standard & Poor's 500 Financials Index:

As of December 31,	2020	2021	2022	2023	2024	2025
Oppenheimer Class A Stock	100	152	141	140	215	246
S&P 500	100	129	105	133	166	196
S&P 500 Financials	100	135	121	135	177	203

Item 6. Reserved

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2025 and 2024. For a discussion of our results of operations and liquidity and capital resources for the year ended December 31, 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of December 31, 2025, we provided our services from 88 offices in 25 states located throughout the United States, offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At December 31, 2025, client assets under management ("AUM") totaled $55.2 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs and as well as the net asset value of private placement of alternative investments offered by and held by clients of the Firm. Client assets under administration ("CAUA") as of December 31, 2025 totaled $143.3 billion. CAUA includes AUM and the other assets for which the Firm provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware Inc.. Through OPY Credit Corp., we conduct secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. At December 31, 2025, the Company employed 2,947 employees (2,906 full-time and 41 part-time), of whom 924 were financial advisors.
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

We continuously invest in and improve our technology platform to support client service and to remain competitive, while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop the existing trading, investment banking, investment advisory and other businesses. We recognize employee work habits have changed in a post-pandemic world. As a result, we are continuously reviewing our physical footprint on lease renewals, and in many cases reducing office size and configuration. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.

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
Impact of Change in Short-term Interest Rates
After holding rates steady for the first nine months of the year, the Federal Reserve voted in favor of three consecutive 25 basis point rate cuts at its meetings in September, October and December of 2025. The current target range of 3.50% to 3.75% underscores the Federal Reserve’s emphasis on supporting economic growth and stabilizing the labor market amid somewhat moderating inflationary pressures. However, dissenting votes at recent meetings suggest that future interest rate policy decisions may be more divided, potentially leading to increased uncertainty around the pace and direction of rate changes.
Further changes to the federal funds rate may continue to impact our interest-based revenues. Lower rates reduce fees earned from FDIC-insured client deposits through our sweep program, though this impact may be partially offset if the cash sweep balances rise as clients encounter fewer attractive alternatives to deploy these balances. Rate reductions also decrease the interest we charge on customer margin loans and earn on other interest-sensitive assets, negatively affecting earnings. The Company may enjoy an offset to such reduced interest revenues by increased activities in other parts of its business as has traditionally been the case. Additionally, lower rates may also reduce the Company's short-term borrowing costs, which helps reduce interest-related expenses.
Gaza War
On October 7, 2023, Hamas initiated an unprovoked invasion of Israel from the Gaza Strip, resulting in thousands of casualties. Israel formally declared war on Hamas in response to the attack and initiated several military operations in an effort to clear militants from the area, including hostilities against Hezbollah, Syria and Iran. In October 2025, Israel and Hamas announced a tentative ceasefire and hostage release agreement, under which Hamas committed to release remaining hostages and Israel agreed to halt military operations. The ceasefire remains fragile, with reports of violations and humanitarian challenges raising concerns about its durability. If unrest persists or escalates, there remains a risk that the conflict could broaden into a wider regional war, potentially disrupting global trade, financial markets and thus on our business. We continue to monitor for any adverse impacts of this conflict on our business operations and financial performance in Israel or elsewhere.
Recent Developments in Venezuela
On January 3, 2026, the United States conducted a military operation in Venezuela that resulted in the capture of President Nicolás Maduro and his wife, who were subsequently transported to New York to face narco‑terrorism and related charges, with legal proceedings beginning in Manhattan federal court. The administration has also signaled temporary U.S. oversight of Venezuela’s oil industry and transition. In addition, the U.S. Coast Guard in conjunction with the U.S. military has boarded and taken possession of five vessels carrying sanctioned oil. While the Company has no direct exposure to Venezuelan assets or counterparties, the heightened geopolitical uncertainty and potential volatility in global energy and emerging markets could influence overall market conditions. Such developments may affect investor sentiment and trading activity, which in turn could negatively impact performance across our businesses.

Recent Changes in U.S. Trade Policies
In 2025, the United States significantly increased tariffs across a broad range of imports from almost every major trading partner. Although some tariffs were temporarily paused during negotiations with China, the EU, and other partners, it is possible that failed negotiations or expiration of tariff pauses could prompt retaliatory levies from impacted countries. These trade actions are also likely to disrupt supply lines, increase inflation and negatively impact consumer spending in the U.S. While the recent changes to U.S. trade policies have not had a significant impact on the Company’s financial results to date, adverse changes or sudden policy announcements, including retaliatory tariffs, could adversely impact the financial markets, reducing the value of our assets under management and related advisory fees. To date, turmoil created by proposed tariffs, as well as expected lower interest rates and constantly changing U.S. policy, have substantially and adversely impacted the value of the U.S. dollar in comparison with other major currencies.
On February 20, 2026, the U.S. Supreme Court issued a 6–3 decision striking down the administration’s sweeping global tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), holding that the statute does not provide the President authority to unilaterally impose broad‑based tariffs. The ruling invalidates the 10% baseline tariff applied to nearly all U.S. trading partners as well as higher duties on selected countries. Following the decision, President Trump has stated that he intends to pursue new tariff measures under alternative legal authorities, signaling that additional trade actions may follow despite the Court’s ruling. Although the Supreme Court did not address whether previously collected tariffs must be refunded, external estimates indicate that IEEPA‑based tariffs generated more than $175 billion in revenue, creating uncertainty regarding potential reimbursement obligations. Changes or adverse developments to U.S. trade policies may also depress trading volumes as well as capital market and deal making activities, reducing our related commissions and investment banking revenues. Uncertainty over the outcome of trade negotiations may also impact activity levels in the capital markets as well as general price levels in the equity and debt markets.
EXECUTIVE SUMMARY
The Firm’s operating results for the fourth quarter and full year 2025 were much improved. We achieved record full year and quarterly earnings per share with increased revenues driven by broad-based strength across our core businesses. Both of our operating segments benefited from a generally favorable macroeconomic environment, including a sustained rise in equity markets, which drove all major U.S. indices to a third straight year of double-digit gains. Markets continued to rally with support from an accommodative Federal Reserve and strong corporate earnings, helping offset concerns about trade tensions and a softening labor market. Interest in, and announced investments in artificial intelligence platforms provided significant additional strength to equity markets.

The favorable market conditions benefited our Wealth Management business, as rising asset values underpinned increased client trading activity and lifted assets under management to record levels, resulting in higher related fees compared with the prior-year period. Alternative Investments also benefited from certain sponsored hedge funds surpassing prior high-water marks, which generated meaningful incentive fees in the fourth quarter of 2025. These increases were somewhat offset by lower fees earned on our FDIC sweep product due to reduced average sweep balances. Our Capital Markets business also performed well and continued to build on the strength and momentum that we saw in the third quarter. Investment Banking, in particular, experienced a continued wave of deal activity. Underwriting and advisory transaction volumes remained strong, reflecting the benefits of prior investments we made in building our banking franchise.

We are very pleased with our 2025 financial performance which was achieved through the commitment of our employees and their continued focus on client outcomes. Revenues and earnings per share reached a new record, our balance sheet remains conservatively positioned, and our stockholders’ equity and book value per share metrics reached fresh highs. Our solid operating results and capital position allowed us to return additional value to shareholders in the form of a $1.00 per share special dividend in early January 2026. Looking ahead, our Firm remains well-positioned to navigate evolving market and economic conditions and capitalize on opportunities across our businesses. As we enter 2026, we believe that the momentum is likely to continue providing strong underpinnings to the equity markets and to results within our investment banking franchise.

RESULTS OF OPERATIONS

The following table and discussion summarizes the changes in the major revenue and expense categories for the past three years:

(Expressed in thousands)
	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Revenue
Commissions	$464,415	$409,710	13.4	$409,710	$349,248	17.3
Advisory fees	555,439	483,433	14.9	483,433	415,679	16.3
Investment banking	266,392	176,447	51.0	176,447	117,665	50.0
Bank deposit sweep income	114,811	138,770	(17.3)	138,770	172,807	(19.7)
Interest	152,982	135,537	12.9	135,537	104,550	29.6
Principal transactions, net	50,214	54,684	(8.2)	54,684	65,347	(16.3)
Other	33,818	33,915	(0.3)	33,915	23,529	44.1
Total revenue	1,638,071	1,432,496	14.4	1,432,496	1,248,825	14.7
Expenses
Compensation and related expenses	1,016,506	936,814	8.5	936,814	782,396	19.7
Communications and technology	105,770	99,361	6.5	99,361	91,321	8.8
Occupancy and equipment costs	63,690	63,852	(0.3)	63,852	66,002	(3.3)
Clearing and exchange fees	27,846	27,641	0.7	27,641	24,928	10.9
Interest	86,561	87,991	(1.6)	87,991	68,599	28.3
Other	126,507	111,080	13.9	111,080	168,809	(34.2)
Total expenses	1,426,880	1,326,739	7.5	1,326,739	1,202,055	10.4
Pre-tax income	211,191	105,757	99.7	105,757	46,770	126.1
Income tax provision	63,232	34,510	83.2	34,510	16,498	109.2
Net Income	$147,959	$71,247	107.7	$71,247	$30,272	135.4

Net income (loss) attributable to non-controlling interest, net of tax	(444)	(310)	*	(310)	93	*

Net income attributable to Oppenheimer Holdings Inc.	$148,403	$71,557	107.4	$71,557	$30,179	137.1
*Percentage not meaningful

Fiscal 2025 compared to Fiscal 2024

Revenue

•Commission revenue was a record high $464.4 million for the year ended December 31, 2025, an increase of 13.4% compared with $409.7 million for the year ended December 31, 2024 due to higher overall transaction volumes

•Advisory fees were a record high $555.4 million for the year ended December 31, 2025, an increase of 14.9% compared with $483.4 million for the year ended December 31, 2024 due to higher management fees from advisory programs attributable to an increase in billable AUM levels and increased incentive fees from alternative investments

•Investment banking revenue was $266.4 million for the year ended December 31, 2025, an increase of 51.0% compared with $176.4 million for the year ended December 31, 2024 due to greater participation in M&A transactions with higher associated fees and higher new issuance activity levels

•Bank deposit sweep income for the year ended December 31, 2025 decreased $24.0 million or 17.3% from the prior year due to lower average cash sweep balances and lower short-term interest rates

•Interest revenue was $153.0 million for the year ended December 31, 2025, an increase of 12.9% compared with $135.5 million for the year ended December 31, 2024 primarily due to higher interest earned on trading inventories

•Principal transactions revenue was $50.2 million for the year ended December 31, 2025, a decrease of 8.2% compared with $54.7 million for the year ended December 31, 2024 primarily due to lower realized and unrealized gains from government securities trading activities partially offset by higher corporate bond trading income

•Other revenue of $33.8 million for the year ended December 31, 2025 was relatively flat compared to $33.9 million for the year ended December 31, 2024

Expenses

•Compensation and related expenses totaled $1,016.5 million during the year ended December 31, 2025, an increase of 8.5% compared with the year ended December 31, 2024 primarily due to higher production-related expenses and incentive compensation accruals. Compensation and related expenses as a percentage of revenue was 62.1% for the year ended December 31, 2025 compared with 65.4% for the year ended December 31, 2024

•Non-compensation expenses were $410.4 million during the year ended December 31, 2025, an increase of 5.2% compared with $389.9 million during the year ended December 31, 2024 due to higher underwriting and technology-related expenses

•The effective tax rate for the 2025 year improved to 29.9% compared with 32.6% for the prior year as the impact of certain unfavorable permanent items and nondeductible foreign losses was reduced due to higher income levels in the year ended December 31, 2025

Fiscal 2024 compared to Fiscal 2023
Revenue

•Commission revenue was $409.7 million for the year ended December 31, 2024, an increase of 17.3% compared with $349.2 million for the year ended December 31, 2023 due to higher overall client activity
•Advisory fees were $483.4 million for the year ended December 31, 2024, an increase of 16.3% compared with $415.7 million for the year ended December 31, 2023 due to higher management fees from advisory programs attributable to record billable AUM levels
•Investment banking revenue was $176.4 million for the year ended December 31, 2024, an increase of 50.0% compared with $117.7 million for the year ended December 31, 2023 due to higher transaction and new issuance volumes

•Bank deposit sweep income was $138.8 million for the year ended December 31, 2024, a decrease of 19.7% compared with $172.8 million for the year ended December 31, 2023 due to lower cash sweep balances and lower short-term interest rates
•Interest revenue was $135.5 million for the year ended December 31, 2024, an increase of 29.6% compared with $104.6 million for the year ended December 31, 2023 primarily due to higher average margin loan balances and security inventories
•Principal transactions revenue was $54.7 million for the year ended December 31, 2024, a decrease of 16.3% compared with $65.3 million for the year ended December 31, 2023 primarily due to lower realized and unrealized gains from government securities trading activities

•Other revenue was $33.9 million for the year ended December 31, 2024, an increase of 44.1% compared to $23.5 million for the year ended December 31, 2023 primarily due to higher death benefit proceeds

Expenses

•Compensation and related expenses totaled $936.8 million during the year ended December 31, 2024, an increase of 19.7% compared with the year ended December 31, 2023 primarily due to higher salary expense, production-related expenses, incentive compensation costs and elevated expenses associated with Oppenheimer stock appreciation rights (“OARs”), which were adversely impacted by the significant increase in the OPY Class A Stock price. Compensation and related expenses as a percentage of revenue was 65.4% for the year ended December 31, 2024 compared with 62.7% for the year ended December 31, 2023
•Non-compensation expenses were $389.9 million during the year ended December 31, 2024, a decrease of 7.1% compared with $419.7 million during the year ended December 31, 2023 largely due to the absence of significant legal and regulatory costs, partially offset by an increase in interest expense
•The effective income tax rate for the year ended December 31, 2024 was 32.6% compared with 35.3% for the year ended December 31, 2023 primarily due to the absence of the non-deductible $13.0 million regulatory settlement, which was recorded in 2023

BUSINESS SEGMENTS

The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months and years ended December 31, 2025 and 2024. Effective in the fourth quarter of 2024, the Company combined the former Private Client and Asset Management business segments to form the Wealth Management segment. Our Capital Markets and Corporate/Other segments were not impacted by these changes.

(Expressed in thousands)
	For the Three Months Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2025	2024	% Change
Revenue
Wealth Management	$287,270	253,515	13.3	$1,035,403	972,052	6.5
Capital Markets	182,928	119,325	53.3	591,315	447,579	32.1
Corporate/Other	2,432	2,577	(5.6)	11,353	12,865	(11.8)
Total	472,630	375,417	25.9	1,638,071	1,432,496	14.4
Pre-tax Income (Loss)
Wealth Management	98,839	53,708	84.0	292,065	265,739	9.9
Capital Markets	52,839	(4,975)	(1,162.1)	56,167	(39,596)	(241.9)
Corporate/Other	(45,708)	(31,666)	44.3	(137,041)	(120,386)	13.8
Total	$105,970	$17,067	520.9	$211,191	$105,757	99.7

Wealth Management
Wealth Management reported revenue of $1,035.4 million for the year ended December 31, 2025, 6.5% higher compared with the prior year. Pre-tax income was $292.1 million, an increase of 9.9% from the prior year.

(Expressed in thousands, except financial advisor headcount or otherwise indicated)
	For the Years Ended December 31,
	2025	2024	% Change
Revenue	$1,035,403	$972,052	6.5
Commissions	235,321	221,558	6.2
Advisory fees	555,387	483,390	14.9
Bank deposit sweep income	114,811	138,771	(17.3)
Interest	87,982	88,714	(0.8)
Other	41,902	39,619	5.8

Total Expenses	$743,338	$706,313	5.2
Compensation	539,694	514,227	5.0
Non-compensation	203,644	192,086	6.0

Pre-tax Income	$292,065	$265,739	9.9

Compensation Ratio	52.1%	52.9%	(1.5)
Non-compensation Ratio	19.7%	19.8%	(0.5)
Pre-tax Margin	28.2%	27.3%	3.3

AUA (billions)	$143.3	$129.5	10.7
AUM (billions)	$55.2	$49.4	11.7
Cash Sweep Balances (billions)	$3.0	$3.0	—
Financial Advisor Headcount	924	931	(0.8)

•Retail commissions increased 6.2% from the prior year, reaching a record high, driven by higher retail transaction volumes
•Advisory fees increased 14.9% from the prior year, setting a new record, due to higher billable AUM and increased incentive fees from alternative investments
•Bank deposit sweep income for the full year decreased $24.0 million or 17.3% from the prior year due to lower average cash sweep balances and lower short-term interest rates
•Interest revenue was relatively flat with the prior year
•Other revenue increased 5.8% compared with the prior year primarily due to allocated syndicate fees and changes in market value of the Firm's investments in hedge funds and private equity funds
•AUM of $55.2 billion reached record levels at December 31, 2025, which is the basis for advisory fee billings for January 2026
•The $5.8 billion increase in AUM from December 31, 2024 to December 31, 2025 was largely due to higher asset values resulting from market appreciation
•Compensation expenses increased 5.0% from the prior year primarily due to greater production-related expenses, partially offset by lower costs associated with share appreciation rights
•Non-compensation expenses increased 6.0% from the prior year due to a number of items, including higher technology-related expenses and external portfolio manager costs that are directly related to higher AUM

The following table provides a breakdown of the change in assets under management for the year ended December 31, 2025:

(Expressed in millions)
	For the Year Ended December 31, 2025
	Beginning Balance			Appreciation (Depreciation)	Ending Balance
Fund Type		Contributions	Redemptions
Traditional (1)	$43,039	$8,891	$(10,577)	$6,200	$47,553
Institutional Fixed Income (2)	916	71	(120)	63	930
Alternative Investments:
Hedge funds (3)	4,015	153	(319)	1,061	4,910
Private Equity Funds (4)	1,185	195	(50)	286	1,616
Portfolio Enhancement Program (5)	228	30	(19)	(8)	231
Other	—	3			3
	$49,383	$9,343	$(11,085)	$7,602	$55,243
(1)Traditional investments include third party advisory programs, Oppenheimer financial advisor managed and advisory programs, and Oppenheimer Asset Management taxable and tax-exempt portfolio management strategies
(2)Institutional fixed income provides solutions to institutional investors including: Taft-Hartley Funds, Public Pension Funds, Corporate Pension Funds, and Foundations and Endowments
(3)Hedge funds represent investments in strategies including long/short equity, global macro, event driven, merger arbitrage, multi-strategy and credit. They may be single manager or fund of funds
(4)Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities
(5) The portfolio enhancement program sells uncovered, far out-of-the-money puts and calls on the S&P 500 Index. The     program is market neutral and uncorrelated to the index. Valuation is based on collateral requirements for a series of contracts representing the investment strategy

Capital Markets
Capital Markets reported revenue of $591.3 million for the year ended December 31, 2025, 32.1% higher compared with the prior year. Pre-tax income was $56.2 million compared with a pre-tax loss of $39.6 million for the prior year.

(Expressed in thousands, except otherwise indicated)
	For the Years Ended December 31,
	2025	2024	% Change
Revenue	$591,315	$447,579	32.1

Investment Banking	$260,446	$166,785	56.2
Advisory fees	113,065	107,222	5.4
Equities underwriting	121,821	46,181	163.8
Fixed income underwriting	18,946	11,844	60.0
Other	6,614	1,538	*

Sales and Trading	$328,254	$277,262	18.4
Equities	170,886	134,854	26.7
Fixed income	157,368	142,408	10.5

Other	$2,615	$3,532	(26.0)

Total Expenses	$535,148	$487,175	9.8
Compensation	360,276	323,612	11.3
Non-compensation	174,872	163,563	6.9

Pre-tax Income (Loss)	$56,167	$(39,596)	(241.9)

Compensation Ratio	60.9%	72.3%	(15.8)
Non-compensation Ratio	29.6%	36.5%	(18.9)
Pre-tax Margin	9.5%	(8.8)%	(208.0)
* Percentage not meaningful
•Advisory fees earned from investment banking activities increased 5.4% compared with the prior year due to greater participation in M&A transactions with higher associated fees
•Equities underwriting fees increased 163.8% compared with the prior year due to higher new issuance activity in the financial institutions, healthcare and technology sectors during the second half of 2025
•Fixed income underwriting fees were up $5.1 million, or 60.0%, compared with the prior year due to a higher number of public finance transactions
•Equities sales and trading revenue increased 26.7% compared with the prior year due to higher trading volumes, including increased options-related commissions
•Fixed income sales and trading revenue increased 10.5% compared with the prior year driven by higher trading income attributable to higher volumes and interest income earned on trading inventory
•Compensation expenses were higher than the prior year primarily due to higher incentive compensation and production-related expenses
•Non-compensation expenses were 6.9% higher compared with the prior year mainly due to an increase in technology and underwriting expenses, partially offset by lower interest expenses

CRITICAL ACCOUNTING ESTIMATES

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

Assumption and judgment - The fair value hierarchy established by ASC 820 prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

•Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
•Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and
•Unobservable inputs that are significant to the overall fair value measurement.

The availability of observable inputs can vary for different products. We use prices and inputs that are current as of the measurement date even in periods of market disruption or illiquidity. Financial instruments are classified as Level 3 if observable pricing inputs are not available due to limited market activity for the asset or liability. The valuation of financial instruments are classified in Level 3 of the fair value hierarchy and consists of valuation techniques that incorporate one or more significant unobservable inputs, and therefore requires the greatest amount of management judgment. As of December 31, 2025, the Company had $128,000 of auction rate securities classified within Level 3 of the fair value hierarchy. The Company has valued a convertible note using a discounted cash flow model and equity security warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of December 31, 2025, the Company had $2.1 million and $1.2 million of convertible note and equity security warrants, respectively, in Level 3 assets. Additionally, the Company classified a $17 million equity security associated with a consolidated private equity fund sponsored by the Company within Level 3 of the fair value hierarchy due to use of unobservable pricing inputs. See Note 8 to the consolidated financial statements appearing in Item 8 for further information on the fair value definition, Level 1, Level 2 and Level 3 and related valuation techniques.

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
Legal and Regulatory Reserves
Critical estimates – In the normal course of business, the Company has been named as defendant or co-defendant in various legal actions, including arbitrations, class actions and other litigation, creating substantial exposure and periodic expenses. The Company may also be subject to potential fines and penalties imposed by regulatory authorities. Management is required to assess the probability of loss and estimate the amount of such loss when preparing its consolidated financial statements.

Assumption and judgment - The determination of the levels of these reserves requires significant judgment on the part of management. In accordance with applicable accounting guidance, we established reserves for litigation and regulatory matters where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and we can reasonably estimate the amount of that loss. When loss contingencies are not probable or cannot be reasonably estimated, we do not establish reserves. When determining whether to record a reserve, management considers many factors including, but not limited to, the amount of the claim; the stage and forum of the proceeding, the sophistication of the claimant, the amount of the loss, if any, in the client's account and the possibility of wrongdoing, if any, on the part of an employee of the Company; the basis and validity of the claim; previous results in similar cases; and applicable legal precedents and case law. Each legal and regulatory proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the results of that period. See Note 17 to the consolidated financial statements appearing in Item 8 for further details.

Impact if actual results differ from assumptions – Due to the inherent uncertainties of the legal and regulatory proceedings, our judgment may be materially different from the actual outcome. The assumptions we used to determine the estimates of reserves may be incorrect and the actual disposition of a legal or regulatory proceeding could be greater or less than the reserve amount.
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

Assumption and judgment - We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and the results of recent operations. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We estimate when certain items will affect taxable income in the various jurisdictions in the future. We are also required to evaluate and measure all uncertain tax positions taken or expected to be taken on tax returns and to record liabilities for the amount of such positions that may not be sustained, or may only be partially sustained, upon examination by the relevant taxing authorities. See Note 15 to the consolidated financial statements appearing in Item 8 for further details.

Impact if actual results differ from assumptions – Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the relevant taxing authorities. If one or more of the taxing authorities were to successfully challenge our right to realize some or all of the tax benefit we recorded, and we were not able to realize this benefit, our effective income tax rate in a given financial statement period could be materially affected and it could also have a material adverse effect on our consolidated financial statements.
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
LIQUIDITY AND CAPITAL RESOURCES
Total assets increased by 10.0% from December 31, 2024 to December 31, 2025. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under agreements to repurchase ("repurchase agreements"). Oppenheimer has uncommitted arrangements with banks for borrowings on a fully-collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, changes in stock loan balances and financing through repurchase agreements. At December 31, 2025, the Company had a $76.8 million outstanding bank loan balance. The Company also has some availability of short-term bank financing on an unsecured basis.
The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.9 million and $385,440, respectively, at December 31, 2025. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any restrictions on transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $4.0 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.

While the results of Oppenheimer Israel (OPCO) Ltd. are not material, based on its recent performance, it is possible that a valuation allowance on the deferred tax assets of $2.7 million as of December 31, 2025 may be required in a future reporting period. Currently, based on all available evidence, a valuation allowance is not needed and we are looking to mitigate the need to record a valuation allowance in the future.
Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivables from brokers, dealers and clearing organizations represents deposits for securities borrowed transactions, margin deposits or current transactions awaiting settlement. The receivables from customers represents margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned, with the exception of the auction rate securities, a convertible note, equity security warrants and an equity security associated with a consolidated private equity fund sponsored by the Company, are mainly comprised of actively trading, readily marketable securities. We issued $14.2 million in forgivable notes (which are inherently illiquid) to employees for the year ended December 31, 2025 ($25.4 million for the year ended December 31, 2024) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. At December 31, 2025, bank call loans were $76.8 million ($252.1 million at December 31, 2024). The average daily bank loan outstanding for the year ended December 31, 2025 was $269.6 million ($167.7 million for the year ended December 31, 2024). The largest daily bank loan outstanding for the year ended December 31, 2025 was $664.4 million ($350.7 million for the year ended December 31, 2024).
At December 31, 2025, securities loan balances totaled $370.3 million ($235.5 million at December 31, 2024). The average daily securities loan balance for the year ended December 31, 2025 was $361.0 million ($305.8 million for the year ended December 31, 2024). The largest daily stock loan balance for the year ended December 31, 2025 was $502.9 million ($425.3 million for the year ended December 31, 2024).
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
At December 31, 2025, the gross balances of reverse repurchase agreements and repurchase agreements were $175.8 million and $1,173.0 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the year ended December 31, 2025 was $332.2 million and $1,092.5 million, respectively ($322.0 million and $1,179.7 million, respectively, for the year ended December 31, 2024). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the year ended December 31, 2025 was $665.3 million and $1,405.8 million, respectively ($671.2 million and $1,118.0 million, respectively, for the year ended December 31, 2024).
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
Liquidity Management
We manage our need for liquidity on a daily basis to ensure compliance with regulatory requirements. Our liquidity needs may be affected by market conditions, increased inventory positions or trading activity, business expansion, clearinghouse margin requirements and other unanticipated occurrences. In the event that existing financial resources do not satisfy our liquidity needs, we may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside our control.

We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. Certain policies which could provide additional liquidity if needed had a cash surrender value of $109.1 million as of December 31, 2025.
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
Our primary long-term cash requirements include $154.9 million of operating lease obligations. The total cash requirement for operating lease obligations is estimated to be approximately $43.7 million for the 2026 year.
Funding Risk

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024
Cash provided by (used in) operating activities	$188,752	$(108,168)
Cash used in investing activities	(1,388)	(3,839)
Cash (used in) provided by financing activities	(182,109)	116,322
Net increase in cash and cash equivalents	$5,255	$4,315
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

During periods of high volatility, we have seen increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearing houses such as the Depository Trust Company ("DTC"), Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. The recent reduction of the settlement cycle for equities transactions in the U.S. has substantially reduced settlement risks. All such requirements have been and will be met in the ordinary course with available collateral or short-term borrowings.
REGULATORY AND TAXATION MATTERS AND DEVELOPMENTS
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” herein for additional information.
Regulatory Capital Requirements
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of December 31, 2025, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See “Business – Regulatory - Regulatory Capital Requirements” in Part I, Item 1 and Note 18 of the Notes to Consolidated Financial Statements in Item 8 for further information on regulatory capital requirements.
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

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements or taxation policy that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah and Iran and related unrest in the Middle East, Russia's invasion of Ukraine and related Western sanctions and recent U.S. military activity in Venezuela, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business including but not limed to risks associated with the use of artificial intelligence, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, inflation, immigration, impact of tariffs and trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A.

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
In addition to monitoring the creditworthiness of its customers and counterparties, Oppenheimer imposes more conservative margin requirements than those of FINRA Rule 4210. Generally, Oppenheimer limits customer loans to an amount not greater than 65% of the value of the securities (or lower if the securities in the account are concentrated in a limited number of issues). Particular attention and more restrictive requirements are placed on more highly volatile securities traded in the NASDAQ market. In comparison, FINRA Rule 4210 permits loans of up to 75% of the value of the equity securities in a customer's account. Further discussion of credit risk appears in Note 9 to the Company's consolidated financial statements appearing in Item 8.
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
At December 31, 2025 and 2024, the Company's value-at-risk for each component of market risk was as follows:

(Expressed in thousands)
	VAR for Fiscal 2025			VAR for Fiscal 2024
	High	Low	Average	High	Low	Average
Equity price risk	$130	$4	$68	$126	$37	$95
Interest rate risk	2,906	746	1,478	1,641	1,068	1,355
Commodity price risk	—	—	—	—	—	—
Diversification benefit	(128)	(493)	(304)	(227)	(663)	(369)
Total	$2,908	$257	$1,242	$1,540	$442	$1,081

(Expressed in thousands)
	VAR at December 31,
	2025	2024
Equity price risk	$72	$104
Interest rate risk	746	1,068
Diversification benefit	(165)	(227)
Total	$653	$945

The potential future loss presented by the total value-at-risk generally falls within predetermined levels of loss that should not be material to the Company's results of operations, financial condition or cash flows. The changes in the value-at-risk amounts reported in 2025 from those reported in 2024 reflect changes in the size and composition of the Company's trading portfolio at December 31, 2025 compared to December 31, 2024. The Company's portfolio as of December 31, 2025 includes approximately $22.5 million in corporate equities, which are related to deferred compensation liabilities and which do not bear any value-at-risk to the Company. Further discussion of risk management appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A, "Risk Factors."
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
As of December 31, 2025, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has concluded that the Company's internal control over financial reporting as of December 31, 2025 was effective.
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
The Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Oppenheimer Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oppenheimer Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated income statements, statements of comprehensive income, statements of changes in stockholders’ equity and redeemable noncontrolling interests, and statements of cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 26, 2026

We have served as the Company’s auditor since 2013.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2025	2024
Assets
Cash and cash equivalents	$38,405	$33,150
Deposits with clearing organizations	107,607	98,909
Receivables from brokers, dealers and clearing organizations	260,001	241,478
Receivables from customers, net of allowance for credit losses of $131 ($175 in 2024)	1,415,049	1,268,866
Income tax receivable	1,406	1,499
Securities owned, including amounts pledged of $1,179,503 ($1,015,604 in 2024), at fair value	1,250,802	1,108,206
Notes receivable, net	57,965	67,931
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $101,962 ($92,390 in 2024)	32,402	38,188
Right-of-use lease assets, net of accumulated amortization of $137,005 ($118,325 in 2024)	119,111	133,821
Company-owned life insurance	109,094	98,828
Intangible assets	35,042	35,709
Goodwill	143,607	143,607
Other assets	151,924	112,534
Total Assets	$3,722,415	$3,382,726
Liabilities and Stockholders' Equity
Liabilities
Drafts payable	$18,347	$21,661
Bank call loans	76,800	252,100
Payables to brokers, dealers and clearing organizations	397,997	253,816
Payables to customers	393,694	357,835
Securities sold under agreements to repurchase, net	997,192	931,754
Securities sold but not yet purchased, at fair value	175,712	98,892
Accrued compensation	374,420	331,298
Accounts payable and other liabilities	73,600	65,764
Income tax payable	15,640	3,963
Lease liabilities	154,928	173,320
Deferred tax liabilities, net of deferred tax assets of $50,032 ($48,640 in 2024)	47,056	41,928
Total Liabilities	2,725,386	2,532,331
Commitments and contingencies (Note 17)
Stockholders' Equity
Common stock ($0.001 par value per share):
Class A: shares authorized: 50,000,000; shares issued and outstanding 10,387,575 and 10,231,736 as of December 31, 2025 and 2024, respectively Class B: shares authorized, issued and outstanding: 99,665 as of December 31, 2025 and 2024	10	10
Additional paid-in capital	32,703	29,733
Retained earnings	947,413	819,961
Accumulated other comprehensive income	3,697	691
Total Oppenheimer Holdings Inc. stockholders' equity	983,823	850,395
Non-controlling interests	13,206	—
Total Stockholders' Equity	997,029	850,395
Total Liabilities and Stockholders' Equity	$3,722,415	$3,382,726
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands, except number of shares and per share amounts)	2025	2024	2023
Revenue
Commissions	$464,415	$409,710	$349,248
Advisory fees	555,439	483,433	415,679
Investment banking	266,392	176,447	117,665
Bank deposit sweep income	114,811	138,770	172,807
Interest	152,982	135,537	104,550
Principal transactions, net	50,214	54,684	65,347
Other	33,818	33,915	23,529
Total revenue	1,638,071	1,432,496	1,248,825
Expenses
Compensation and related expenses	1,016,506	936,814	782,396
Communications and technology	105,770	99,361	91,321
Occupancy and equipment costs	63,690	63,852	66,002
Clearing and exchange fees	27,846	27,641	24,928
Interest	86,561	87,991	68,599
Other	126,507	111,080	168,809
Total expenses	1,426,880	1,326,739	1,202,055
Pre-tax income	211,191	105,757	46,770
Income tax provision	63,232	34,510	16,498
Net income	147,959	71,247	30,272
Net income (loss) attributable to non-controlling interests, net of tax	(444)	(310)	93
Net income attributable to Oppenheimer Holdings Inc.	$148,403	$71,557	$30,179

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$14.13	$6.91	$2.81
Diluted	13.04	$6.37	$2.59

Weighted average shares outstanding
Basic	10,502,853	10,349,803	10,736,166
Diluted	11,383,240	11,230,007	11,645,708

Period end shares outstanding	10,487,240	10,331,401	10,286,448

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2025	2024	2023
Net income	$147,959	$71,247	$30,272
Other comprehensive income (loss), net of tax
Currency translation adjustment	3,006	(223)	(502)
Comprehensive income	150,965	71,024	29,770
Net income (loss) attributable to non-controlling interests	(444)	(310)	93
Comprehensive income attributable to Oppenheimer Holdings Inc.	$151,409	$71,334	$29,677

The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND REDEEMABLE
NON-CONTROLLING INTERESTS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands except per share amounts)	2025	2024	2023
Common stock ($0.001 par value per share)
Balance at beginning of year	$10	$10	$11
Issuance of Class A non-voting common stock	—	—	—
Repurchase of Class A non-voting common stock for cancellation	—	—	(1)
Balance at end of year	10	10	10
Additional paid-in capital
Balance at beginning of year	29,733	31,774	28,628
Issuance of Class A non-voting common stock	6,524	8,800	6,061
Repurchase of Class A non-voting common stock for cancellation	(90)	(8,384)	(3,936)
Share-based expense	12,966	12,859	13,058
Vested employee share plan awards	(16,430)	(15,580)	(11,892)
Change in redemption value of redeemable non-controlling interests	—	264	(145)
Balance at end of year	32,703	29,733	31,774
Retained earnings
Balance at beginning of year	819,961	756,468	764,178
Repurchase of Class A non-voting common stock for cancellation	(2,889)	(1,219)	(31,437)
Net income (1)	148,403	71,557	30,179
Dividends declared	(18,062)	(6,845)	(6,452)
Balance at end of year	947,413	819,961	756,468
Accumulated other comprehensive income
Balance at beginning of year	691	914	1,416
Currency translation adjustment	3,006	(223)	(502)
Balance at end of year	3,697	691	914
Total Oppenheimer Holdings Inc. stockholders' equity	$983,823	$850,395	$789,166

Non-controlling interests
Balance at beginning of year	$—	$73	$722
Contributions during the year	13,650	—	—
Capital distribution to non-controlling interests	—	—	(198)
Net income (loss) attributable to non-controlling interests	(444)	(310)	93
Change in redemption value of redeemable non-controlling interests	—	237	(544)
Balance at end of year	13,206	—	73
Total stockholders' equity	$997,029	$850,395	$789,239

Redeemable Non-controlling Interests
Balance at beginning of year	$—	$—	$25,466
Redemption of redeemable non-controlling interests	—	—	(26,155)
Change in redemption value of redeemable non-controlling interests	—	—	689
Balance at end of year	$—	$—	$—

Dividends declared per share	$1.72	$0.66	$0.60

(1) Attributable to Oppenheimer Holdings Inc.
The accompanying notes are an integral part of these consolidated financial statements.

OPPENHEIMER HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31,

(Expressed in thousands)	2025	2024	2023

Cash flows from operating activities
Net income	$147,959	$71,247	$30,272
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	10,979	10,834	9,924
Deferred income taxes	4,833	3,551	6,457
Amortization of intangible assets	667	350	—
Amortization of notes receivable	16,763	18,124	15,966
Amortization of debt issuance costs	—	170	219
Write-off of debt issuance costs	—	222	5
Reversal of credit losses	(44)	(137)	(5)
Share-based compensation	32,205	45,506	16,940
Amortization of right-of-use lease assets	26,095	26,101	27,281
Gain on repurchase of senior secured notes	—	—	(51)
Paid in kind interest	(234)	—	—
Decrease (increase) in operating assets:
Deposits with clearing organizations	(8,698)	(20,203)	(1,015)
Receivables from brokers, dealers and clearing organizations	(18,523)	43,218	(78,619)
Receivables from customers	(146,139)	(208,837)	142,877
Income tax receivable	93	5,700	(7,199)
Securities purchased under agreements to resell	—	5,842	(5,842)
Securities owned	(142,362)	(312,894)	(296,718)
Notes receivable	(6,797)	(23,415)	(21,111)
Company-owned life insurance	(10,266)	(9,839)	(11,535)
Other assets	(40,189)	(14,641)	289
Increase (decrease) in operating liabilities:
Drafts payable	(3,314)	12,659	9,002
Payables to brokers, dealers and clearing organizations	144,181	(108,074)	(188,116)
Payables to customers	35,859	(11,452)	(87,188)
Securities sold under agreements to repurchase	65,438	291,372	479,373
Securities sold but not yet purchased	76,820	67,216	(21,092)
Accrued compensation	23,883	42,407	13,227
Income tax payable	11,677	3,963	(4,130)
Accounts payable and other liabilities	(32,134)	(47,158)	(48,021)
Cash provided by/(used in) operating activities	188,752	(108,168)	(18,810)

Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(5,193)	(5,148)	(17,056)
Acquisitions, net of cash consideration	—	(2,350)	(2,929)
Proceeds from the settlement of company-owned life insurance	3,805	3,659	4,424
Cash used in investing activities	(1,388)	(3,839)	(15,561)

Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(7,575)	(6,845)	(6,452)
Issuance of Class A non-voting common stock	—	64	75
Repurchase of Class A non-voting common stock for cancellation	(2,979)	(9,603)	(35,124)
Payments for employee taxes withheld related to vested share-based awards	(9,905)	(6,844)	(5,907)
Contribution from non-controlling interests	13,650	—	—
Distribution to non-controlling interests	—	—	(198)
Redemption on redeemable non-controlling interests	—	500	(26,155)
Repurchase of senior secured notes	—	—	(1,000)
Redemption of senior secured notes	—	(113,050)	—
Increase (decrease) in bank call loans, net	(175,300)	252,100	—
Cash provided by/(used in) financing activities	(182,109)	116,322	(74,761)
Net increase/(decrease) in cash and cash equivalents	5,255	4,315	(109,132)
Cash and cash equivalents, beginning of year	33,150	28,835	137,967
Cash and cash equivalents, end of year	$38,405	$33,150	$28,835

Reconciliation of cash and cash equivalents within the consolidated balance sheet:	2025	2024	2023
Cash and cash equivalents	$38,405	$33,150	28,835
Total cash and cash equivalents	$38,405	$33,150	$28,835

Schedule of non-cash financing activities
Employee share plan issuance	$10,678	$13,951	$9,376
Fair value of non-cash assets acquired	—	3,165	6,658
Fair value of liabilities assumed in acquisition	—	840	1,544
Contingent consideration for BondWave LLC	—	—	(1,395)

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$86,910	$88,795	$68,399
Cash paid during the year for income taxes, net	46,141	21,272	20,576

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

The Company is headquartered in New York and has 88 branch offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey, and Geneva, Switzerland. The principal subsidiaries of OPY are Oppenheimer & Co. Inc. ("Oppenheimer"), a registered broker-dealer in securities and investment adviser under the Investment Advisers Act of 1940; Oppenheimer Asset Management Inc. ("OAM") and its wholly-owned subsidiary, Oppenheimer Investment Management LLC, both registered investment advisers under the Investment Advisers Act of 1940; Oppenheimer Trust Company of Delaware ("Oppenheimer Trust"), a limited purpose trust company that provides fiduciary services such as trust and estate administration and investment management; OPY Credit Corp., which conducts secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis; Oppenheimer Europe Ltd., based in the United Kingdom, with offices in the Isle of Jersey, and Switzerland, which provides institutional equities and fixed income brokerage and corporate finance and is regulated by the Financial Conduct Authority; and Oppenheimer Investments Asia Limited, based in Hong Kong, China, which provides fixed income and equities brokerage services to institutional investors and is regulated by the Securities and Futures Commission. Oppenheimer owns Oppenheimer Israel (OPCO) Ltd., based in Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority. Freedom Investments Inc. ("Freedom"), which formerly offered discount brokerage services on a limited basis, ceased operations in late 2025. Freedom's de-registration as an SEC-registered broker-dealer became effective on January 30, 2026.

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

Accounting Standards Recently Adopted

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures

The FASB issued this ASU in December of 2023 to enhance the transparency and decision usefulness of income tax disclosures. The amendments require public business entities to enhance the annual reconciliation of its statutory income tax rate to its effective tax rate by mandating the disclosure of the impact associated with specific categories and requiring separate

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

disclosure for reconciling items exceeding certain quantitative thresholds. The amendments also require entities to annually disclose the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes, with separate disclosure of individual jurisdictions exceeding 5% of total income taxes paid. The Company adopted this guidance for the year ended December 31, 2025. Refer to Note 15 for additional information.
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
The Company's financial instruments that are recorded at fair value generally are classified within Level 1 or Level 2 within the fair value hierarchy using quoted market prices or other pricing sources with reasonable levels of price transparency. Financial instruments classified within Level 1 are valued based on quoted market prices in active markets and consist of U.S. Treasury securities, money market funds and corporate equities. Level 2 financial instruments primarily consist of investment grade and high-yield corporate debt, convertible bonds, U.S. Agency securities, mortgage and asset-backed securities, and municipal obligations. Financial instruments classified as Level 2 are valued based on quoted prices for similar assets and liabilities in active markets, pricing models which incorporate market observable inputs and quoted prices for identical or similar assets and liabilities in markets that are not active. Some financial instruments such as auction rate securities ("ARS"), convertible notes, equity security warrants and equity securities associated with a consolidated private equity fund sponsored by the Company are classified within Level 3 within the fair value hierarchy as observable pricing inputs are not available due to limited market activity for the asset or liability. See Note 8 for further details of financial instruments in Level 3 assets as of December 31, 2025 and December 31, 2024.
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
The Company's financing receivables are secured by collateral received from customers and counterparties. In many cases, the Company is permitted to sell or re-pledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements, to cover short positions or to fulfill the obligation of securities fails to deliver. The Company monitors the fair value of the collateral received on a daily basis and may require customers and counterparties to deposit additional collateral or return collateral pledged, when appropriate.
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
The Company also periodically makes loans to financial advisors and other revenue producers as part of its hiring and retention process. These loans are recorded as notes receivable on its consolidated balance sheet. Allowances are established on these loans if the employee is no longer associated with the Company and the loan has not been promptly repaid.
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
Goodwill within the Corporate/Other operating segment largely relates to the Company’s acquisition of BondWave LLC. The Company's annual goodwill impairment analysis performed as of December 31, 2025 over the goodwill within the Private Client Division ("PCD") reporting unit, a separate reporting unit within Wealth Management, applied the same valuation methodologies with consistent inputs as that performed as of December 31, 2024.
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
Intangible Assets
Intangible assets are primarily comprised of trademarks, trade names and an Internet domain name, carried on the balance sheet at $35 million. Indefinite intangible assets are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. The fair value of the trademarks and trade names was substantially in excess of their carrying value as of December 31, 2025. Defined-lived intangible assets are comprised of software licenses, developed technology and customer relationships. These intangible assets carried at $2.9 million are amortized over their estimated lives and are periodically evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable from future undiscounted cash flows.
Share-based Compensation Plans
As part of the compensation to employees and directors, the Company uses stock-based compensation, consisting of restricted stock and stock appreciation rights. In accordance with ASC Topic 718, "Compensation - Stock Compensation," the Company classifies the restricted stock awards as equity awards, which requires the compensation cost to be recognized in the consolidated income statements over the requisite service period of the award at grant date fair value and adjusted for actual forfeitures. The fair value of restricted stock awards is determined based on the grant date closing price of the Company's Class A non-voting common stock ("Class A Stock") adjusted for the present value of dividends. Key assumptions used to estimate the fair value include the expected term and the expected volatility of the Company's Class A Stock over the term of the award,

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

the risk-free interest rate over the expected term, and the Company's expected annual dividend yield. The Company classifies stock appreciation rights ("OARs") as liability awards, which requires the fair value to be remeasured through earnings at each reporting period until the award vests. The fair value of OARs is also determined using the Black-Scholes model at the end of each reporting period. The compensation cost is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Bank Call Loans
Bank call loans are generally payable on demand and bear interest at various rates, and such loans are collateralized by firm and/or customer's margin securities.
Foreign Currency Translations
Foreign currency balances have been translated into U.S. dollars as follows: monetary assets and liabilities at exchange rates prevailing at period end; revenue and expenses at average rates for the period; and gains or losses resulting from translating foreign currency financial statements, net of related tax effects, are reflected in accumulated other comprehensive income in the consolidated balance sheets. The functional currency of the overseas operations is the local currency in each location except for Oppenheimer Europe Ltd., Oppenheimer Investments Asia Limited and Oppenheimer (Switzerland) AG which have the U.S. dollar as their functional currency.
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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

3. Acquisitions

On December 29, 2023, the Company acquired 100% of the membership interests of BondWave LLC, a cloud-based financial markets software as a service provider that offers institutions active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions. Under the terms of the agreement, the Company paid approximately $3.6 million on closing, with additional contingent payments made subsequent to closing. The Company has no further contingent payment obligations related to this transaction. The Company allocated $4.3 million of the purchase price to goodwill, $2.2 million to definite-lived intangible assets, $625,000 to cash acquired and the remainder to other assets acquired and liabilities assumed as part of the acquisition accounted under ASC 805 ,“Business Combinations” ("ASC 805"). The goodwill, which has been allocated to the “Corporate/Other” segment, primarily reflects the expected synergies of combining the scalable software platform with Oppenheimer’s broader client base.

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

As of December 31, 2025, the Company had $58.0 million of notes receivable ($67.9 million as of December 31, 2024). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate may be adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the year ended December 31, 2025, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2025, the balance of defaulted notes was $3.5 million and the allowance for uncollectibles was $2.1 million. The allowance for uncollectibles consisted of $1.2 million related to defaulted notes balances (five years and older) and $0.9 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of December 31, 2025:

(Expressed in thousands)	As of
December 31, 2025
2025	$379
2024	292
2023	541
2022	141
2021	930
2020 and prior	1,189
Total	$3,472

The following table presents activity in the allowance for uncollectibles of defaulted notes for the years ended December 31, 2025 and 2024:

(Expressed in thousands)
	For the Year Ended December 31,
	2025	2024
Beginning balance	$2,815	$3,869
Additions	186	847
Write-offs	(884)	(1,901)
Ending balance	$2,117	$2,815

5.    Leases

The Company has operating leases for office space and equipment expiring at various dates through 2035. The Company leases its corporate headquarters at 85 Broad Street, New York, New York which houses its executive management team and many administrative functions for the Company as well as its research, trading, investment banking, and asset management businesses and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 88 retail branch offices in the United States as well as offices in London, England, St. Helier, Isle of Jersey, Geneva, Switzerland, Tel Aviv, Israel and Hong Kong, China.

The Company is constantly assessing its needs for office space and, on a rolling basis, has many leases that expire in any given year. Substantially all of the leases are held by the Company's subsidiary, Viner Finance Inc., which is a wholly owned subsidiary of the Company.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include an option to renew and the exercise of lease renewal options is at the Company's sole discretion. The Company did not include the renewal options as part of the right of use assets and liabilities. The depreciable life of assets and leasehold improvements is limited by the expected lease term. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2025, the Company had right-of-use operating lease assets of $119.1 million (net of accumulated amortization of $137.0 million) which are comprised of real estate leases of $116.2 million (net of accumulated amortization of $134.8 million) and equipment leases of $2.9 million (net of accumulated amortization of $2.2 million). As of December 31, 2025, the Company had operating lease liabilities of $154.9 million which are comprised of real estate lease liabilities of $152 million and equipment lease liabilities of $2.9 million. The Company had no finance leases as of December 31, 2025.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of December 31, 2025 and December 31, 2024, respectively:

	As of
	December 31, 2025	December 31, 2024

Weighted average remaining lease term (in years)	5.57	6.08
Weighted average discount rate	7.36%	7.50%
The following table presents operating lease costs recognized for the years ended December 31, 2025 and December 31, 2024, respectively, which are included in occupancy and equipment costs on the consolidated income statements:

(Expressed in thousands)
	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024

Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$24,399	$24,394
Real estate leases - Interest expense	11,839	12,761
Equipment leases - Right-of-use lease asset amortization	1,693	1,706
Equipment leases - Interest expense	197	176

The maturities of lease liabilities as of December 31, 2025 are as follows:

(Expressed in thousands)
As of December 31, 2025

2026	$43,665
2027	40,976
2028	26,884
2029	20,251
2030	17,429
After 2030	40,674
Total lease payments	189,879
Less interest	(34,951)
Present value of lease liabilities	$154,928

As of December 31, 2025, the Company had $9.5 million of additional operating leases that have not yet commenced. ($6.9 million as of December 31, 2024).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$202,336	$229,028	$38	$431,402
Mutual fund and insurance income	32,984	4	25	33,013
Advisory fees	555,387	—	52	555,439
Investment banking - capital markets	12,107	140,765	—	152,872
Investment banking - advisory	454	113,066	—	113,520
Bank deposit sweep income	114,811	—	—	114,811
Other	16,308	1,772	4,926	23,006
Total revenue from contracts with customers	934,387	484,635	5,041	1,424,063
Other sources of revenue:
Interest	87,982	58,503	6,497	152,982
Principal transactions, net	3,125	47,331	(242)	50,214
Other	9,909	846	57	10,812
Total other sources of revenue	101,016	106,680	6,312	214,008
Total revenue	$1,035,403	$591,315	$11,353	$1,638,071

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)	For the Year Ended December 31, 2024
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$188,783	$188,113	$14	$376,910
Mutual fund and insurance income	32,775	4	21	32,800
Advisory fees	483,391	—	42	483,433
Investment banking - capital markets	11,155	58,022	—	69,177
Investment banking - advisory	46	107,224	—	107,270
Bank deposit sweep income	138,770	—	—	138,770
Other	12,837	2,864	4,987	20,688
Total revenue from contracts with customers	867,757	356,227	5,064	1,229,048
Other sources of revenue:
Interest	88,714	39,299	7,524	135,537
Principal transactions, net	3,263	51,382	39	54,684
Other	12,318	671	238	13,227
Total other sources of revenue	104,295	91,352	7,801	203,448
Total revenue	$972,052	$447,579	$12,865	$1,432,496

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
The Company had receivables related to revenue from contracts with customers of $72.8 million and $46.2 million at December 31, 2025 and December 31, 2024, respectively. The Company had no significant impairments related to these receivables during the years ended December 31, 2025 and 2024.
Deferred revenue relates to software license fees received upfront from customers, retainer fees, and other fees earned from certain advisory transactions where the performance obligations have not yet been satisfied. Total deferred revenue was $2.1 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet:

(Expressed in thousands)	As of
	December 31, 2025	December 31, 2024
Receivables:
Commission (1)	$5,011	$4,408
Mutual fund and insurance income (2)	6,106	5,838
Advisory fees (3)	24,166	11,271
Bank deposit sweep income (4)	3,876	4,748
Investment banking fees (5)	25,414	14,798
Other	8,221	5,124
Total receivables	$72,794	$46,187
Deferred revenue (payables):
Investment banking fees (6)	$286	$28
Software license fees (7)	1,846	902
	$2,132	$930
(1) Commission earned but not yet received
(2) Mutual fund and insurance income earned but not yet received
(3) Management and performance fees earned but not yet received
(4) Fees earned from FDIC-insured bank deposit program but not yet received
(5) Underwriting revenue and advisory fees earned but not yet received
(6) Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied
(7) Software license fees received upfront from customers and recognized ratably over the contract period
Contract Costs
The Company incurs incremental transaction-related costs to obtain and/or fulfill contracts associated with investment banking and advisory engagements where the revenue is recognized at a point in time and the costs are determined to be recoverable. As of December 31, 2025, these contract costs were $2.1 million ($2.0 million as of December 31, 2024). There were no significant charges recognized in relation to these costs for year ended December 31, 2025.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

7.    Receivables from and payables to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of December 31,
	2025	2024
Receivables from brokers, dealers and clearing organizations consists of:
Securities borrowed	$160,006	$137,177
Receivables from brokers	51,080	59,487
Securities failed to deliver	2,583	8,459
Clearing organizations and other (1)	42,015	33,142
Other	4,317	3,213
Total	$260,001	$241,478
Payables to brokers, dealers and clearing organizations consists of:
Securities loaned	$370,331	$235,498
Payables to brokers	728	607
Securities failed to receive	18,937	14,757
Clearing organizations and other	8,001	2,954
Total	$397,997	$253,816
(1) As of December 31, 2025, approximately $14.8 million of this balance represents a receivable for trades executed, but not yet settled ($15.4 million as of December 31, 2024)

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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

In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company has valued the ARS securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. As of December 31, 2025 and December 31, 2024, the Company had $128,000 and $2.7 million respectively, of auction rate securities in Level 3 assets. Additionally, the Company has valued a convertible note using a discounted cash flow model and equity security warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of December 31, 2025, the Company had $2.1 million and $1.2 million of convertible notes and equity security warrants, respectively, in Level 3 assets. As of December 31, 2024, the Company had no convertible notes or equity security warrants classified in Level 3. Additionally, the Company classified a $17.0 million equity security associated with a consolidated private equity fund sponsored by the Company within Level 3 of the fair value hierarchy due to use of unobservable pricing inputs.
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
Other
The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of December 31, 2025 and December 31, 2024, the fair value of the investment was $6.3 million and $5.9 million, respectively, and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of December 31, 2025, the Company had no trade claims. As of December 31, 2024, Company had $2.7 million of trade claims in Level 3 assets.
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

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2025:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity funds (2)	$5,555	$741	N/A	N/A
	$5,555	$741
(2) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co- investment opportunities

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2024:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds (1)	$283	$—	Quarterly - Annually	30 - 120 days
Private equity funds (2)	5,090	1,314	N/A	N/A
	$5,373	$1,314
(1) Hedge funds represent investments in credit driven strategies
(2) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co- investment opportunities

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis, as of December 31, 2025 and 2024, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$27,996	$—	$—	$27,996
Securities owned:
U.S. Treasury securities	1,151,564	—	—	1,151,564
U.S. Agency securities	—	5,925	—	5,925
Sovereign obligations	—	1,223	—	1,223
Corporate debt and other obligations	—	3,989	2,064	6,053
Mortgage and other asset-backed securities	—	2,109	—	2,109
Municipal obligations	—	28,926	—	28,926
Convertible bonds	—	20,500	—	20,500
Corporate equities	28,200	—	1,170	29,370
Money markets	5,000	4	—	5,004
Auction rate securities	—	—	128	128
Securities owned, at fair value	1,184,764	62,676	3,362	1,250,802
Investments (1)	1,600	13,695	17,000	32,295
Loans (1)	—	653	—	653
Derivative contracts: (2)
TBAs	—	34	—	34
Derivative contracts, total	—	34	—	34
Total	$1,214,360	$77,058	$20,362	$1,311,780
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$155,518	$—	$—	$155,518
U.S. Agency securities	—	1	—	1
Sovereign obligations	—	2,410	—	2,410
Corporate debt and other obligations	—	1,965	—	1,965
Convertible bonds	—	6,096	—	6,096
Corporate equities	9,722	—	—	9,722
Securities sold but not yet purchased, at fair value	165,240	10,472	—	175,712
Derivative contracts: (2)
Futures	133	—	—	133
TBAs	—	27	—	27
Derivative contracts, total	133	27	—	160
Total	$165,373	$10,499	$—	$175,872
(1) Included in other assets on the consolidated balance sheet
(2) Included in receivables / payables to brokers, dealers and clearing organizations

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
(1) Included in other assets on the consolidated balance sheet
(2) Included in receivables / payables to brokers, dealers and clearing organizations

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2025
	Beginning Balance	Total Realized and Unrealized Gains (2)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Trade claims	$2,684	$957	$534	$(4,175)	$—	$—
Auction rate securities (1)	2,652	206	—	(2,730)	—	128
Private equity securities (3)	—	—	17,000	—	—	17,000
Corporate equities	—	—	1,170	—	—	1,170
Corporate debt and other obligations	—	234	1,830	—	—	2,064
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions in the consolidated income statement
(3) Represents equity security associated with a consolidated private equity fund sponsored by the Company

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Year Ended December 31, 2024
	Beginning Balance	Total Realized and Unrealized Losses (2)	Purchases and Issuances	Sales and Settlements	Transfers In / (Out)	Ending Balance

Assets
Trade claims	$—	$—	$1,427	$—	$1,257	$2,684
Auction rate securities (1)	2,713	9	—	(70)	—	2,652
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions in the consolidated income statement

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

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2025

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,405	$38,405	$—	$—	$38,405
Deposits with clearing organizations	79,611	79,611	—	—	79,611
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	160,006	—	160,006	—	160,006
Receivables from brokers	51,080	—	51,080	—	51,080
Securities failed to deliver	2,583	—	2,583	—	2,583
Clearing organizations and other	46,298	—	46,298	—	46,298
	259,967	—	259,967	—	259,967
Receivables from customers	1,415,049	—	1,415,049	—	1,415,049
Notes receivable, net	57,965	—	57,965	—	57,965
Company-owned life insurance	109,094	—	109,094	—	109,094
Investments (1)	2,114	—	2,114	—	2,114
(1) Included within other assets on the consolidated balance sheet

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$18,347	$18,347	$—	$—	$18,347
Bank call loans	76,800	—	76,800	—	76,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	370,331	—	370,331	—	370,331
Payables to brokers	728	—	728	—	728
Securities failed to receive	18,937	—	18,937	—	18,937
Clearing organizations and other	7,841	—	7,841	—	7,841
	397,837	—	397,837	—	397,837
Payables to customers	393,694	—	393,694	—	393,694
Securities sold under agreements to repurchase	997,192	—	997,192	—	997,192

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Assets and liabilities not measured at fair value as of December 31, 2024

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$33,150	$33,150	$—	$—	$33,150
Deposits with clearing organization	70,838	70,838	—	—	70,838
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	137,177	—	137,177	—	137,177
Receivables from brokers	59,487	—	59,487	—	59,487
Securities failed to deliver	8,459	—	8,459	—	8,459
Clearing organizations and other	36,355	—	36,355	—	36,355
	241,478	—	241,478	—	241,478
Receivables from customers	1,268,866	—	1,268,866	—	1,268,866
Notes receivable, net	67,931	—	67,931	—	67,931
Company-owned life insurance	98,828	—	98,828	—	98,828
Investments (1)	1,634	—	1,634	—	1,634
(1) Included within other assets on the consolidated balance sheet

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$21,661	$21,661	$—	$—	$21,661
Bank call loans	252,100	—	252,100	—	252,100
Payables to brokers, dealers and clearing organizations:
Securities loaned	235,498	—	235,498	—	235,498
Payables to brokers	607	—	607	—	607
Securities failed to receive	14,757	—	14,757	—	14,757
Clearing organizations and other	1,883	—	1,883	—	1,883
	252,745	—	252,745	—	252,745
Payables to customers	357,835	—	357,835	—	357,835
Securities sold under agreements to repurchase	931,754	—	931,754	—	931,754

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
Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury notes, Federal Funds, General Collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the consolidated balance sheet in receivables from / payables to brokers, dealers and clearing organizations and in the consolidated income statement as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the consolidated balance sheet in receivables from / payables to brokers, dealers and clearing organizations and in the consolidated income statement as principal transactions revenue, net.
The notional amounts and fair values of the Company's derivatives as of December 31, 2025 and 2024 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of December 31, 2025
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$9,900	$34
		$9,900	$34

Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$13,960,000	$133
Other contracts	TBAs	9,900	27
		$13,969,900	$160

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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the consolidated income statements for the years ended December 31, 2025 and 2024:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2025
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$(189)
Other contracts	TBAs	Principal transactions revenue	17
			$(172)

(Expressed in thousands)
	The Effect of Derivative Instruments in the Consolidated Income Statement
	For the Year Ended December 31, 2024
Types	Description	Location	Net Gain (Loss)
Commodity contracts	Futures	Principal transactions revenue	$3,083
Other contracts	Foreign exchange forward contracts	Other revenue	(10)
	TBAs	Principal transactions revenue	1
			$3,074

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

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
The Company obtains short-term borrowings primarily through bank call loans. Bank call loans are generally payable on demand and bear interest at various rates. As of December 31, 2025 and 2024, the outstanding balance of bank call loans was $76.8 million and $252.1 million, respectively. As of December 31, 2025, such loans with commercial banks were collateralized by the Company's securities and margin account securities with market values of approximately $16.0 million and $69.8 million, respectively.
As of December 31, 2025, the Company had approximately $2.0 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $304.1 million under securities loan agreements.
As of December 31, 2025, the Company had pledged $336.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of December 31, 2025, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of December 31, 2025:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,172,957
Securities loaned:
Equity securities	370,331
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,543,288

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of December 31, 2025 and 2024:

As of December 31, 2025
(Expressed in thousands)
				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$175,765	$(175,765)	$—	$—	$—	$—
Securities borrowed (1)	160,006	—	160,006	(152,278)	—	7,728
Total	$335,771	$(175,765)	$160,006	$(152,278)	$—	$7,728
(1) Included in receivables from brokers, dealers and clearing organizations on the consolidated balance sheet

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,172,957	$(175,765)	$997,192	$(997,192)	$—	$—
Securities loaned (2)	370,331	—	370,331	(357,814)	—	12,517
Total	$1,543,288	$(175,765)	$1,367,523	$(1,355,006)	$—	$12,517
(2) Included in payables to brokers, dealers and clearing organizations on the consolidated balance sheet

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
(1) Included in receivables from brokers, dealers and clearing organizations on the consolidated balance sheet

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
(2) Included in payables to brokers, dealers and clearing organizations on the consolidated balance sheet

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of December 31, 2025, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $153.3 million ($131.7 million as of December 31, 2024) and $175.8 million ($68.1 million as of December 31, 2024), respectively, of which the Company has re-pledged approximately $49.1 million ($39.2 million as of December 31, 2024) under securities loaned transactions and $175.8 million under repurchase agreements ($68.1 million as of December 31, 2024).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.2 billion, as presented on the face of the consolidated balance sheet as of December 31, 2025 ($1.0 billion as of December 31, 2024).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivables from brokers, dealers and clearing organizations as of December 31, 2025 were receivables from four major U.S. broker-dealers totaling approximately $117.8 million. Included in receivables from customers as of December 31, 2025 were fully secured margin loans from our two largest customer accounts totaling approximately $674.9 million, comprising 47.8% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of December 31, 2025 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of December 31, 2025, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In the normal course of business, the Company may sponsor and serve as the general partner or managing member of hedge funds and private equity funds established for the purpose of providing alternative investments to its institutional and qualified retail clients. Upon initial formation, the Company or its affiliates may provide loans to these funds to finance the purchase of underlying investments. These loans generally mature in 90 days or less and are repaid by the fund when the underlying fund interests are sold to qualified clients. In November 2025, such a loan was made to a private equity fund. As of December 31, 2025, $5.0 million of the loan was outstanding (none outstanding as of December 31, 2024). The Company determined that this fund meets the definition of a VIE because a simple majority of the underlying investors (equity holders) do not have the ability to remove the Managing Member. Since an affiliate of the Company serves as the Managing Member and has the power to direct the activities that most significantly impact the fund's economic performance, the Company concluded it is the primary beneficiary and consolidated the fund as of December 31, 2025. The assets of the VIE can only be used to settle the obligations of the VIE. The following table sets forth the total assets and liabilities of the VIE consolidated on our consolidated balance sheet.

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024
Assets
Cash and cash equivalents	$250	—
Other assets	18,350	—
Total Assets	18,600	—
Liabilities
Other liabilities	34	—
Total Liabilities	$34	$—
Additionally, the Company's investment in and additional capital commitments to these hedge funds and private equity funds are considered variable interests. The Company's additional capital commitments are subject to call at a later date and are limited to the amount committed. As of December 31, 2025, the Company does not have any investments and capital commitments to these funds.

As of December 31, 2025 and 2024, assets and liabilities in the Company's consolidated balance sheet related to a VIE where the Company is not the primary beneficiary were included in Securities owned, at fair value on the consolidated balance sheet and primarily related to a convertible note and equity security warrants issued by a VIE. The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to, the VIE.

(Expressed in thousands)
	As of December 31,
	2025	2024
Assets	$3,234	$—
Liabilities	—	—
Unfunded commitments	—	—
Maximum loss exposure	$3,234	$—

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

11.    Furniture, equipment and leasehold improvements

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024
Furniture, fixtures and equipment	$68,866	$65,979
Leasehold improvements	65,498	64,599
Total	134,364	130,578
Less accumulated depreciation	(101,962)	(92,390)
Total	$32,402	$38,188
Depreciation and amortization expense, included in occupancy and equipment costs in the consolidated income statements was $11.0 million, $10.8 million and $9.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

12.    Bank call loans
Bank call loans, primarily payable on demand, bear interest at various rates. Details of the bank call loans are as follows:

(Expressed in thousands, except percentages)
	2025	2024
Year-end balance	$76,800	$252,100
Weighted interest rate (at end of year)	4.60%	5.12%
Maximum balance (at any month-end)	$439,600	$288,200
Average amount outstanding (during the year)	$269,635	$167,691
Average interest rate (during the year)	5.00%	5.44%
Interest expense for the year ended December 31, 2025 on bank call loans was $13.7 million ($9.9 million in 2024 and $2.9 million in 2023).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

13.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the years indicated:

	2025	2024
Class A Stock outstanding, beginning of year	10,231,736	10,186,783
Issued pursuant to share-based compensation plans (Note 16)	202,131	288,759
Repurchased and canceled	(46,292)	(243,806)
Class A Stock outstanding, end of year	10,387,575	10,231,736
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
During the year ended December 31, 2025, the Company purchased and canceled an aggregate of 46,292 shares of Class A Stock for a total consideration of $3.0 million ($64.36 per share) under its share repurchase program. As of December 31, 2025, 451,601 shares remained available to be purchased under the share repurchase program.
Share purchases will be made by the Company from time to time in the open market at the prevailing open market price using cash on hand or other liquidity sources, in compliance with the applicable rules and regulations of the New York Stock Exchange and federal and state securities laws. All shares purchased will be canceled. The share repurchase program is expected to continue indefinitely. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements and capital availability. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of Class A Stock. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Dividends
The Company paid cash dividends of $0.72 per share in 2025 to holders of Class A Stock and Class B Stock, in the aggregate amount of $7.6 million. The Company paid cash dividends of $0.66 per share in 2024 in the aggregate amount of $6.8 million. In 2023, the Company paid cash dividends of $0.60 per share in the aggregate amount of $6.5 million.
On December 12, 2025, the Company announced a special cash dividend in the amount of $1.00 per share, payable on January 9, 2026 to holders of record of Class A Stock and Class B Stock as of the close of business on December 26, 2025. Additionally, on January 30, 2026, the Company announced a quarterly dividend in the amount of $0.18 per share, payable on February 27, 2026 to holders of record of Class A Stock and Class B Stock on the close of business on February 13, 2026.

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

(Expressed in thousands, except number of shares and per share amounts)
	For the Years Ended December 31,
	2025	2024	2023
Basic weighted average number of shares outstanding	10,502,853	10,349,803	10,736,166
Net dilutive effect of share-based awards, treasury stock method (1)	880,387	880,204	909,542
Diluted weighted average number of shares outstanding	11,383,240	11,230,007	11,645,708

Net income attributable to Oppenheimer Holdings Inc.	$148,403	$71,557	$30,179

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$14.13	$6.91	$2.81
Diluted	$13.04	$6.37	$2.59
(1)For the year ended December 31, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 6,500 shares of Class A Stock granted under share-based compensation arrangements. For the year ended December 31, 2024, there were no shares of Class A Stock with an anti-dilutive effect granted under share-based compensation arrangements. For the year ended December 31, 2023, the diluted net income per share computation did not include the anti-dilutive effect of 115,950 shares of Class A Stock granted under share-based compensation arrangements.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

15.    Income taxes
Income tax expenses shown in the consolidated income statements are reconciled to amounts of tax that would have been payable from the application of the federal tax rate to pre-tax profit, as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax	$44,344	21.0%	$22,194	21.0%	$9,806	21.0%
U.S. state and local income taxes, net of U.S. federal income tax benefits (1)	12,351	5.8%	7,062	6.6%	1,805	3.9%
Foreign tax effects
United Kingdom
Changes in valuation allowances	2,638	1.2%	1,869	1.8%	1,945	4.2%
Statutory tax rate difference between United Kingdom and U.S.	(500)	(0.2)%	(370)	(0.3)%	(203)	(0.4)%
Other	102	0.0%	592	0.5%	(358)	(0.8)%
Other foreign jurisdictions	295	0.1%	257	0.2%	(159)	(0.3)%
Non-taxable or non-deductible items
Executive compensation	4,910	2.4%	2,747	2.6%	1,514	3.2%
Meals and entertainment expenses	974	0.5%	853	0.8%	726	1.6%
Fine and penalties	—	—%	364	0.3%	2,859	6.1%
Transit and parking expenses	505	0.2%	492	0.5%	501	1.1%
Insurance proceeds	(664)	(0.3)%	(885)	(0.8)%	(511)	(1.1)%
Interest income	(222)	(0.1)%	(209)	(0.2)%	(453)	(1.0)%
Other	74	0.0%	68	0.1%	28	(0.1)%
Excess tax benefits from share-based awards	(1,547)	(0.7)%	(671)	(0.6)%	(1,317)	(2.8)%
Other adjustments	(28)	0.0%	147	0.1%	315	0.7%
Total income taxes	$63,232	29.9%	$34,510	32.6%	$16,498	35.3%

(1)State and local taxes in New York, California, Florida, Pennsylvania and New Jersey comprised the majority (greater than 50 percent) of the tax effect in this category
The effective income tax rate for the year ended December 31, 2025 was 29.9% compared with 32.6% for the year ended December 31, 2024. The tax rate in the 2025 year improved as the impact of certain unfavorable permanent items and nondeductible foreign losses was reduced due to higher income levels in the current period.
Pre-tax income from continuing operations included in the consolidated income statements represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024	2023
Pre-tax income from continuing operations
U.S.	$214,443	$106,969	$41,926
Foreign	(3,251)	(1,212)	4,844
Total pre-tax income from continuing operations	$211,192	$105,757	$46,770

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Income tax expenses included in the consolidated income statements represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024	2023
Current tax expense
U.S. federal tax	$42,943	$22,249	$6,967
State and local tax	14,330	7,459	2,137
Foreign	1,127	1,250	937
Total current tax expense	58,400	30,958	10,041
Deferred tax expenses (benefit)
U.S. federal tax	3,524	2,323	5,207
State and local tax	1,676	1,262	919
Foreign	(368)	(33)	331
Total deferred tax expense (benefit)	4,832	3,552	6,457
Total income tax expense (benefit)	$63,232	$34,510	$16,498
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

(Expressed in thousands)
	As of December 31,
	2025	2024
Deferred tax assets:
Deferred compensation	$37,320	$35,846
Deferred rent and lease incentives	8,805	7,504
Net operating losses and credits	17,130	13,822
Receivables reserves	679	925
Accrued expenses	297	1,284
Involuntary conversion	1,693	1,696
Other	980	1,028
Total deferred tax assets	66,904	62,105
Valuation allowance	(14,335)	(11,516)
Deferred tax assets after valuation allowance	52,569	50,589
Deferred tax liabilities:
Goodwill	41,569	41,560
Partnership investments	31,390	28,967
Company-owned life insurance	19,450	16,619
Depreciation	4,238	3,151
Other	342	198
Total deferred tax liabilities	96,989	90,495
Deferred tax liabilities, net	$(44,420)	$(39,906)
The Company recognized deferred tax assets of $2.7 million at December 31, 2025 within other assets arising from net operating losses incurred by Oppenheimer Israel (OPCO) Ltd. The Company believes that realization of the deferred tax assets is more likely than not based on expectations of future taxable income in Israel. These net operating losses carry forward indefinitely and are not subject to expiration, provided that these subsidiaries and their underlying businesses continue operating normally (as is anticipated).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

As of December 31, 2025, the Company had deferred tax assets of $13.1 million arising from net operating losses incurred by Oppenheimer Europe Ltd. and had recorded full valuation allowances. Although the net operating losses carry forward indefinitely, the Company believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. The net change during the year in the total valuation allowance is $2.5 million.
The Company and one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. The Company has closed tax years through 2019 in the U.S. federal jurisdiction.
The Company has unrecognized tax benefits of $1.5 million, $1.3 million and $1.2 million as of December 31, 2025, 2024 and 2023, respectively (as shown on the table below). Included in the balance of unrecognized tax benefits as of December 31, 2025 and 2024 were $1.2 million and $994,000, respectively, of tax benefits for either year that, if recognized, would affect the effective tax rate.
During the year ended December 31, 2025, the Company added $0.8 million and released $0.6 million related to state and local tax matters. A reconciliation of the beginning and ending amount of unrecognized tax benefit follows:

(Expressed in thousands)
	2025	2024	2023
Balance at beginning of year	$1,258	$1,236	$1,072
Additions for tax positions of prior years	823	217	224
Lapse in statute of limitations	(411)	(136)	—
Settlements with taxing authorities	(140)	(59)	(60)
Balance at end of year	$1,530	$1,258	$1,236
In its consolidated income statements, the Company records interest and penalties accruing on unrecognized tax benefits in pre-tax income as interest expense and other expense, respectively. For the year ended December 31, 2025, the Company added tax-related interest expense of $55,000, and for the years ended December 2024 and 2023, the Company released tax-related interest expense of $3,000 and $107,000, respectively, in its consolidated income statement. As of December 31, 2025 and 2024, the Company had an income tax-related interest payable of $269,000 and $325,000, respectively, on its consolidated balance sheets.
Income taxes paid during the year included in the consolidated statement of cash flows represent the following:

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024	2023
Federal	$34,364	$18,717	$11,520
State
New York State	2,883	*	3,530
New York City	*	*	2,499
Others	7,219	1,430	1,798
	10,102	1,430	7,827
Foreign	1,675	1,125	1,229
Total	$46,141	$21,272	$20,576
(*) The amount of income taxes paid during this year does not meet the 5% disaggregation threshold for this jurisdiction

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

16.    Employee compensation plans
The Company maintains various employee compensation plans for the benefit of its employees.. Two types of employee compensation are granted under share-based compensation and cash-based compensation plans.
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
On March 1, 2024, the Company adopted the Oppenheimer Holdings Inc. 2024 Incentive Plan (the "2024 OIP"). The 2024 OIP received stockholder approval at the Company's Annual Meeting of Stockholders on May 6, 2024. The 2024 OIP replaced the 2014 OIP, which expired by its terms on February 26, 2024. Holders of the Class B Stock of the Company approved for registration 1,000,000 shares of Class A Stock under the 2024 OIP. As of December 31, 2025, the number of shares of Class A Stock available under the 2024 plan, but not yet awarded, was 771,375.
Restricted stock - Restricted stock awards were generally awarded for a three or five year term and fully vest at the end of the term. The following table summarizes the status of the Company's non-vested restricted Class A Stock awards under the 2014 OIP and 2024 OIP for the year ended December 31, 2025:

	Number of Class A Shares Subject to Restricted Stock Awards	Weighted Average Fair Value Per Share	Weighted Average Remaining Contractual Life
Non-vested at beginning of year	1,434,968	$35.42	1.6 years
Granted	227,625	69.89	2.7 years
Vested	(340,491)	29.29	—
Forfeited	(56,795)	47.74	—
Non-vested at end of year	1,265,307	$42.71	1.4 years
As of December 31, 2025, all outstanding restricted Class A Stock awards were non-vested. The aggregate intrinsic value of restricted Class A Stock awards outstanding as of December 31, 2025 was $91.5 million. During the year ended December 31, 2025, the Company included $13.0 million ($12.9 million in 2024 and $13.1 million in 2023) of compensation expense in its consolidated income statements relating to restricted Class A Stock awards. As of December 31, 2025, there was $20.5 million of total unrecognized compensation cost related to unvested restricted Class A Stock awards. The cost is expected to be recognized over a weighted average period of 1.4 years.
On February 6, 2026, the Company awarded a total of 330,440 restricted shares of Class A Stock to current     employees pursuant to the 2024 OIP. Of these restricted shares, 138,685 shares will cliff vest in three years and 191,755 shares will cliff vest in five years. These awards will be expensed over the applicable three or five year vesting period.
Stock options - There were no options outstanding as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, there was no stock option expense ($2,550 in 2024 and $8,195 in 2023) recognized in the Company's consolidated income statement.

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
OARs - The Company has awarded OARs pursuant to the Oppenheimer Holdings Inc. Stock Appreciation Right Plan. The following table summarizes the status of the Company's outstanding OARs awards as of December 31, 2025:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair Value as of December 31, 2025
January 11, 2021	526,499	$32.16	10 days	$40.15
January 7, 2022	559,117	49.57	1 year	24.67
January 6, 2023	472,630	45.33	2 years	29.35
January 5, 2024	454,760	40.78	3 years	34.30
January 6, 2025	629,270	64.48	4 years	22.87
Total OARs outstanding	2,642,276
Total weighted average values		$47.38	3.0 years	$29.82
The fair value as of December 31, 2025 for each of the OARs was estimated using the Black-Scholes model with the following assumptions:

	Grant Date
	January 11, 2021	January 7, 2022	January 6, 2023	January 5, 2024	January 6, 2025
Expected term (1)	10 days	1 year	2 years	3 years	4 years
Expected volatility factor (2)	18.737%	32.074%	26.223%	26.100%	30.414%
Risk-free interest rate (3)	3.644%	3.511%	3.482%	3.544%	3.655%
(1) The expected term was determined based on the remaining life of the actual awards
(2) The volatility factor was measured using the weighted average of historical daily price changes of the Company's Class A Stock over a historical period commensurate to the expected term of the awards
(3) The risk-free interest rate was based on periods equal to the expected term of the awards based on the U.S. Treasury yield curve in effect at December 31, 2025

As of December 31, 2025, 2,642,276 of outstanding OARs were unvested. As of December 31, 2025, the aggregate intrinsic value of OARs outstanding was $65.8 million. In the year ended December 31, 2025, the Company included $19.2 million ($32.6 million in 2024 and $3.9 million in 2023) in compensation expense in its consolidated income statements relating to OARs awards. The liability related to the OARs was $49.3 million as of December 31, 2025. As of December 31, 2025, there was $29.5 million of total unrecognized compensation cost related to unvested OARs. The cost is expected to be recognized over a weighted average period of 3.0 years.

On January 9, 2026, 374,380 OARs were awarded to Oppenheimer employees related to fiscal 2025 performance. These OARs will be expensed over 5 years (the vesting period).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

Cash-based Compensation Plans
Defined Contribution Plan
The Company, through its subsidiaries, maintains a defined contribution plan covering substantially all full-time U.S. employees. The Oppenheimer & Co. Inc. 401(k) Plan provides that Oppenheimer may make discretionary contributions. Eligible Oppenheimer employees can make voluntary contributions which cannot exceed $23,500, $23,000 and $22,500 per annum in 2025, 2024 and 2023, respectively, unless they are also eligible to make "catch up" contributions. The Company made contributions to the 401(k) Plan of $6.8 million, $4.9 million and $4.4 million in 2025, 2024 and 2023, respectively.
Deferred Compensation Plans
The Company maintains an Executive Deferred Compensation Plan ("EDCP") in order to offer certain qualified high-performing financial advisors a bonus based upon a formula reflecting years of service, production, net commissions and a valuation of their clients' assets. The bonus amounts resulted in deferrals for fiscal 2025 of $12.9 million ($12.1 million for 2024 and $10.1 million for 2023). These deferrals normally vest after five years. The liability is being recognized over the vesting period. The EDCP also includes voluntary deferrals by senior executives that are not subject to vesting. The Company maintains a company-owned life insurance policy, which is designed to hedge a portion of the EDCP obligation. The EDCP liability is being tracked against the value of a benchmark investment portfolio held for this purpose.
Additionally, the Company maintains the Oppenheimer & Co. Inc. Investment Banking and Capital Markets Deferred Compensation Plan ("CMDP") for eligible employees in the Capital Markets business segment. An employee is eligible to participate in the CMDP if the employee (i) is an Investment Banking Division employee of Oppenheimer with a title of Associate or above whose previous year’s salary and bonus exceeded $200,000, or (ii) is a professional working in the Oppenheimer Capital Markets Division (but not the Investment Banking Division) who is designated by the Plan Administrator (in its sole discretion) as eligible to participate in the Plan. The CMDP has both mandatory and elective contributions. The amount of compensation subject to mandatory deferral (“Bonus Deferral Credit”) is based on a schedule maintained by the Plan Administrator from time to time. The Bonus Deferral Credit vests ratably over a period of three years and is distributed upon vesting. For the elective portion, a participant is eligible if his or her base salary and bonus exceed $500,000 and he or she may elect to defer up to 50% of the total of his or her base salary and bonus amounts (“Elective Deferral Credit”) for a 5-year or 10-year period. The Elective Deferral Credit is 100% vested at all times. The Company provides a Matching Credit of 10% of the Elective Deferral Credit which vests on last day of the Performance Year (as defined in the CMDP) attributable to the Matching Credit. The Elective Deferral Credit and the Matching Credit are distributed in lump sums in the year following the fifth or tenth anniversary of the last day of the Performance Year (as defined in the CMDP), depending on the participant’s election. For fiscal 2025, the Company’s deferral related to the CMDP totaled $18.7 million which is comprised of Bonus Deferral Credits.
As of December 31, 2025, the Company's liability with respect to the EDCP and CMDP totaled $75.2 million and is included in accrued compensation on the consolidated balance sheet as of December 31, 2025.
The Company also maintains a deferred compensation plan on behalf of certain employees who were formerly employed by CIBC World Markets. The Company hedges this deferred compensation obligation with a portfolio of mutual fund investments. As of December 31, 2025, the Company's liability with respect to this plan totaled $25.2 million.
The total amount expensed in 2025 for the Company's deferred compensation plans was $32.6 million ($38.7 million in 2024 and $33.6 million in 2023).

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

17.    Commitments and contingencies
Commitments
The Company had capital commitments of $0.7 million with respect to unfunded obligation in private equity funds sponsored by the Company and $9.5 million of commitments related to additional operating leases that have not yet commenced.

As of December 31, 2025, the Company had no collateralized or uncollateralized letters of credit outstanding.

In the normal course of business, the Company enters into commitments for debt and equity underwritings. As of December 31, 2025, the Company had certain open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.
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

For certain legal and regulatory proceedings, the Company cannot reasonably estimate such losses, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial, indeterminate or special damages. Counsel may be required to review, analyze and resolve numerous issues, including through potentially lengthy discovery and determination of important factual matters, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before the Company can reasonably estimate a loss or range of loss or additional loss for the proceeding. Even after lengthy review and analysis, the Company, in many legal and regulatory proceedings, may not be able to reasonably estimate possible losses or range of losses. The Company does not believe that a loss is probable or that it can reasonably estimate a loss or losses from the Liberty Capital Group v. Oppenheimer Holdings Inc. et. al and accordingly no loss accrual has currently been made for this matter.

For certain other legal and regulatory proceedings, the Company can estimate possible losses, or range of loss in excess of amounts accrued, but does not believe, based on current knowledge and after consultation with counsel, that such losses individually, or in the aggregate, will have a material adverse effect on the Company's consolidated financial statements as a whole.

For legal and regulatory proceedings where there is at least a reasonable possibility that a loss or an additional loss may be incurred, the Company estimates a range of aggregate loss in excess of amounts accrued of up to $253 million. This estimated aggregate range is based upon currently available information for those legal proceedings in which the Company is involved, where the Company can make an estimate for such losses. For certain cases, the Company does not believe that it can make an estimate. The foregoing aggregate estimate is based on various factors, including the varying stages of the proceedings (including the fact that some are currently in preliminary stages), the numerous yet-unresolved issues in many of the

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
On September 13, 2022, the SEC filed a complaint against Oppenheimer in the United States District Court for the Southern District of New York (the “Court") alleging that Oppenheimer violated Section 15B(c)(1) of the Exchange Act of 1934 and Rule 15c2-12 thereunder as well as Municipal Securities Rulemaking Board ("MSRB") Rules G-17 and G-27 for not having fully complied with the exemption from the continuing disclosure obligations under Rule 15c2-12. The SEC asked the Court to enter an order enjoining Oppenheimer from violating the above-referenced rules and requiring it to disgorge approximately $1.9 million plus interest and pay a civil penalty. On January 30, 2024, Oppenheimer and the SEC reached an agreement in principle to settle the litigation pursuant to which Oppenheimer would pay a civil penalty of $1.2 million. The settlement was subject to Oppenheimer obtaining a waiver of certain statutory disqualifications, which Oppenheimer received in December 2025. On December 10, 2025, the Court entered a final judgment enjoining Oppenheimer from further violations of Section 15B (c) (1) of the Exchange Act as well as Rule 15c2-12 thereunder as well as MSRB Rules G-17 and G-27. On January 7, 2026, Oppenheimer paid the $1.2 million fine to the SEC.

On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. Plaintiff alleges breaches of the terms and conditions of the ABD program and implied covenant of good faith and fair dealing, breach of fiduciary duties, violation of New York General Business Law (the “GBL”), negligence, negligent misrepresentations and unjust enrichment. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. Specifically, Oppenheimer's motion to dismiss plaintiff's causes of action for breach of fiduciary duty for non-advisory clients, unjust enrichment, negligence and negligent misrepresentation were granted, while the motion to dismiss causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, breach of fiduciary duty for advisory clients and violation of the GBL were denied. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, and violation of the GBL. The Court held that plaintiff did not have standing to assert a class claim for breach of fiduciary duty, but granted plaintiff leave to amend the complaint by December 22, 2025 to include a plaintiff with standing. Plaintiff did not amend its complaint. On December 22, 2025, Oppenheimer filed a petition for permission to appeal the decision granting class certification with the U.S. Court of Appeals for the Second Circuit, which petition is currently pending. The case is scheduled for trial commencing in June, 2026, and it is likely that a decision by the trial jury will be rendered in the District Court this fiscal year. Oppenheimer believes the claims to be without merit and intends to vigorously defend itself against this action.

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

18.     Regulatory requirements
The Company's U.S. broker dealer subsidiaries, Oppenheimer and Freedom, are subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of December 31, 2025, the net capital of Oppenheimer as calculated under the Rule was $485.1 million or 35.51% of Oppenheimer's aggregate debit items. This was $457.8 million in excess of the minimum required net capital at that date.
Freedom computed its net capital requirement under the basic method provided for in the Rule, which required that Freedom maintain net capital equal to the greater of $100,000 or 6-2/3% of aggregate indebtedness, as defined, prior to its de-registration on January 30, 2026. As of December 31, 2025, Freedom had net capital of $3.5 million, which was $3.4 million in excess of the $100,000 required to be maintained at that date.
As of December 31, 2025, the capital required and held under the Financial Conduct Authority's Investment Firms' Prudential Regime ("IFPR") for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 158.0% (required 56.0%);
•Tier 1 Capital ratio 158.0% (required 75.0%); and
•Total Capital ratio 210.0% (required 100.0%).
As of December 31, 2025, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of December 31, 2025, the regulatory capital of Oppenheimer Investments Asia Limited was $3.6 million, which was $3.2 million in excess of the $385,440 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of December 31, 2025, Oppenheimer Investment Asia Limited was in compliance with its regulatory requirements.
As of December 31, 2025, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

19.     Goodwill and intangibles
Goodwill

The Company's goodwill of $143.6 million resides in reporting units with its Wealth Management ($137.9 million) and Corporate/Other ($5.7 million) reportable segments. The Company performed its annual test for goodwill impairment for both reporting units as of December 31, 2025, which did not result in any impairment charges. Both reporting units had fair values that were substantially in excess of their respective carrying values. Goodwill within the Corporate/Other reporting unit relates to the Company’s acquisition of BondWave LLC and Bitvore.
Intangible assets are primarily comprised of trademarks, trade names and an Internet domain name, carried on the balance sheet at $35 million. Indefinite intangible assets are subject to at least an annual test for impairment to determine if the estimated fair value is less than their carrying amount. Trademarks and trade names recorded as of December 31, 2025 and 2024 have been tested for impairment and it has been determined that no impairment has occurred. At each annual intangible assets impairment testing date, the trademarks and trade names had a fair value that was substantially in excess of their carrying value.
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
Corporate/Other — The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization. The Company also includes activities associated with BondWave, LLC in Corporate/Other.

The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the years ended December 31, 2025, 2024 and 2023. There are no adjustments or reconciling items for any of the years presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

(Expressed in thousands)
	For the Years Ended December 31, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$1,035,403	$591,315	$11,353	$1,638,071
Less :
Compensation expenses	539,694	360,276	116,536	1,016,506
Other segment items (1)	203,644	174,872	31,858	410,374
Pre-tax income (loss)	$292,065	$56,167	$(137,041)	$211,191
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses

OPPENHEIMER HOLDINGS INC. Notes to Consolidated Financial Statements

(Expressed in thousands)
	For the Years Ended December 31, 2024
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$972,052	$447,579	$12,865	$1,432,496
Less :
Compensation expenses	514,227	323,612	98,974	936,813
Other segment items (1)	192,086	163,563	34,277	389,926
Pre-tax income (loss)	$265,739	$(39,596)	$(120,386)	$105,757
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses

(Expressed in thousands)
	For the Years Ended December 31, 2023
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$890,187	$345,897	$12,741	$1,248,825
Less :
Compensation expenses	424,031	269,330	89,035	782,396
Other segment items (1)	247,621	139,528	32,510	419,659
Pre-tax income (loss)	$218,535	$(62,961)	$(108,804)	$46,770
(1) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses

Revenue, classified by the major geographic areas in which it was earned for the years ended December 31, 2025, 2024 and 2023 was as follows:

(Expressed in thousands)
	For the Years Ended December 31,
	2025	2024	2023
Americas	$1,572,329	$1,376,254	$1,199,558
Europe/Middle East	63,149	52,513	46,490
Asia	2,593	3,729	2,777
Total	$1,638,071	$1,432,496	$1,248,825

21.    Subsequent events

The Company has performed an evaluation of events that occurred since December 31, 2025 and through the date on which the consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 13, Note 16 and Note 18.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the quarter ended December 31, 2025.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
Section 303A.12(a) CEO Certification
The Company submitted a Section 12(a) CEO Certification to the New York Stock Exchange on May 29, 2025 with respect to fiscal 2024.
Sarbanes-Oxley Act Section 302 CEO and CFO Certifications
The Company submitted the CEO and CFO Certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2024 and is submitting such Certifications for 2025 herewith.

Item 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-
1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be contained under the caption "Election of Directors" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Exchange Act required by this form will be contained under the caption "Executive Compensation and Related Information - Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. That information is incorporated herein by reference.
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

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be contained under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Security Ownership of Certain Beneficial Owners and Management" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained under the caption "Executive Compensation and Related Information - Certain Relationships and Related Party Transactions" under the sub-heading "Indebtedness of Directors and Executive Officers under (1) Securities Purchase and (2) Other Programs" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained under the caption "Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services" in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Number	Description

3.1	Certificate of Incorporation of Oppenheimer Holdings Inc., a Delaware corporation (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2009).

3.2	Amended and Restated By-Laws of Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K for the year ended December 31, 2021).

4.1	Description of the Registrant's Common Stock (previously filed as Exhibit 4.3 to Form 10-K for the year ended December 31, 2023).

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

10.3
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

10.5	Oppenheimer Holdings Inc. 2024 Incentive Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on July 26, 2024).

10.6	Oppenheimer & Co. Inc. 2019 Executive Deferred Compensation Plan (previously filed as an exhibit to form 10-K for the year ended December 31, 2018).
10.7	Oppenheimer & Co. Inc. Investment Banking and Capital Market Deferred Compensation Plan (previously filed as an exhibit to Form 8-K filed December 20, 2021).

10.8
Offer Letter dated May 6, 2022 between Brad M. Watkins and Oppenheimer Holdings Inc. (previously filed as an exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.9
Lease dated October 15, 2018 between Chrysler East Building, L.L.C., Landlord, and Viner Finance Inc., Tenant, for premises at 666 Third Avenue, New York, New York (previously filed as an exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.10	Oppenheimer & Co. Inc. Stock Appreciation Right Plan (previously filed as an exhibit to Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 3, 2023).

10.11
Third Amendment to Agreement of Lease dated June 13, 2023 between 666 Third Avenue LLC (Landlord) and Viner Finance Inc., Tenant for premises at 45 Rockefeller Plaza, New York, NY (previously filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 2023).

19	Insider Trading Policy (previously filed as Exhibit 19 to Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27,2025).
21	Subsidiaries of the registrant (filed herewith).

23.1	Consent of independent accountants (filed herewith).

31.1	Certification signed by Robert S. Lowenthal (filed herewith).

31.2	Certification signed by Brad M. Watkins (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 signed by Robert S. Lowenthal (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350 signed by Brad M. Watkins (furnished herewith).

97	Oppenheimer Holdings Inc. Compensation Recovery (Clawback) Policy adopted January 2011 and amended October 2023 (previously filed as Exhibit 97 to Form 10-K for the year ended December 31, 2023).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Income Statements for the three years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the three years ended December 31, 2025, 2024 and 2023, and (vi) the notes to the Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of February, 2026.

OPPENHEIMER HOLDINGS INC.

BY: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(on behalf of the Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B.M. Watkins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
B.M. Watkins

/s/ E. Behrens	Director	February 26, 2026
E. Behrens

/s/ T. Dwyer	Director	February 26, 2026
T. Dwyer

/s/ P. Friedman	Director	February 26, 2026
P. Friedman

/s/ L. Roth	Director	February 26, 2026
L. Roth

/s/ A.G. Lowenthal	Chairman, Director	February 26, 2026
A.G. Lowenthal

/s/ R.S. Lowenthal	Director, President, Chief Executive Officer (Principal Executive Officer)	February 26, 2026
R.S. Lowenthal

/s/ T. Glasser	Director	February 26, 2026
T. Glasser

/s/ S. Kanter	Director	February 26, 2026
S. Kanter

/s/ S. Spaulding	Director	February 26, 2026
S. Spaulding