Form 10-Q
period 2026-03-31
OPPENHEIMER HOLDINGS INC
filed 2026-05-01
CIK 791963

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on April 30, 2026 was 10,608,340 and 99,665 shares, respectively.

Table of Content

OPPENHEIMER HOLDINGS INC.

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2026	December 31, 2025
(Expressed in thousands, except number of shares and per share amounts)
Assets
Cash and cash equivalents	$34,601	$38,405
Deposits with clearing organizations	114,230	107,607
Receivables from brokers, dealers and clearing organizations	295,376	260,001
Receivables from customers, net of allowance for credit losses of $154 ($131 in 2025)	1,483,755	1,415,049
Income tax receivable	1,403	1,406
Securities owned, including amounts pledged of $1,172,973 ($1,179,503 in 2025), at fair value	1,265,918	1,250,802
Notes receivable, net	55,137	57,965
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $104,464 ($101,962 in 2025)	29,919	32,402
Right-of-use lease assets, net of accumulated amortization of $143,446 ($137,005 in 2025)	113,679	119,111
Company-owned life insurance	106,144	109,094
Goodwill	143,607	143,607
Intangible assets	34,876	35,042
Other assets	136,633	151,924
Total assets	$3,815,278	$3,722,415
Liabilities and Stockholders' Equity
Liabilities
Drafts payable	$19,754	$18,347
Bank call loans	287,900	76,800
Payables to brokers, dealers and clearing organizations	374,933	397,997
Payables to customers	376,343	393,694
Securities sold under agreements to repurchase	968,346	997,192
Securities sold but not yet purchased, at fair value	231,804	175,712
Accrued compensation	244,269	374,420
Income tax payable	12,444	15,640
Accounts payable and other liabilities	144,220	73,600
Lease liabilities	147,523	154,928
Deferred tax liabilities, net of deferred tax assets of $53,713 ($50,032 in 2025)	42,101	47,056
Total liabilities	2,849,637	2,725,386
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock ($0.001 par value per share): Class A: shares authorized: 50,000,000; shares issued and outstanding: 10,608,340 and 10,387,575 as of March 31, 2026 and December 31, 2025, respectively Class B: shares authorized, issued and outstanding: 99,665 as of March 31, 2026 and December 31, 2025	11	10
Additional paid-in capital	23,597	32,703
Retained earnings	924,908	947,413
Accumulated other comprehensive income	3,910	3,697
Total Oppenheimer Holdings Inc. stockholders' equity	952,426	983,823
Non-controlling interest (Note 2)	13,215	13,206
Total Stockholders' equity	965,641	997,029
Total Liabilities and Stockholders' Equity	$3,815,278	$3,722,415
The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	For the Three Months Ended March 31,
	2026	2025
Revenue
Commissions	$128,341	$110,878
Advisory fees	141,718	128,803
Investment banking	97,720	47,623
Bank deposit sweep income	26,118	30,075
Interest	37,531	36,369
Principal transactions, net	10,787	8,975
Other	2,880	5,102
Total revenue	445,095	367,825
Expenses
Compensation and related expenses	$296,001	$227,091
Communications and technology	26,566	26,182
Occupancy and equipment costs	15,775	16,009
Clearing and exchange fees	6,361	7,752
Interest	18,686	21,396
Other (1)	108,707	28,019
Total expenses	472,096	326,449
Pre-tax (loss) income	(27,001)	41,376
Income tax (benefit) provision	(6,432)	10,721
Net (loss) income	$(20,569)	$30,655
Net income attributable to non-controlling interest, net of tax	9	—
Net (loss) income attributable to Oppenheimer Holdings Inc.	$(20,578)	$30,655

(Loss) Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$(1.93)	$2.93
Diluted	$(1.93)	$2.72

Weighted average shares outstanding
Basic	10,642,909	10,465,771
Diluted	10,642,909	11,277,939

Period end shares outstanding	10,708,005	10,525,495
(1) Includes an accrual of $70.0 million related to the settlement of the “cash sweep” program litigation, see Note 13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(Expressed in thousands)	For the Three Months Ended March 31,
	2026	2025
Net (loss) income	$(20,569)	$30,655
Other comprehensive income (loss), net of tax
Currency translation adjustment	213	(487)
Comprehensive (loss) income	(20,356)	30,168
Net income attributable to non-controlling interests	9	—
Comprehensive (loss) income attributable to Oppenheimer Holdings Inc.	$(20,365)	$30,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NON-CONTROLLING INTERESTS (unaudited)

(Expressed in thousands, except per share amounts)	For the Three Months Ended March 31,
	2026	2025
Common stock ($0.001 par value per share)
Balance at beginning of period	$10	$10
Issuance of Class A non-voting common stock	1	—
Balance at end of period	11	10
Additional paid-in capital
Balance at beginning of period	32,703	29,733
Issuance of Class A non-voting common stock	8,261	6,199
Repurchase of Class A non-voting common stock for cancellation	—	(90)
Share-based expense	3,951	3,458
Vested employee share plan awards	(21,318)	(15,969)
Balance at end of period	23,597	23,331
Retained earnings
Balance at beginning of period	947,413	819,961
Net (loss) income (1)	(20,578)	30,655
Dividends declared	(1,927)	(1,895)
Balance at end of period	924,908	848,721
Accumulated other comprehensive income (loss)
Balance at beginning of period	3,697	691
Currency translation adjustment	213	(487)
Balance at end of period	3,910	204
Total Oppenheimer Holdings Inc. stockholders' equity	$952,426	$872,266
Non-controlling interest
Balance at beginning of period	13,206	—
Net income attributable to non-controlling interest	9	—
Balance at end of period	13,215	—
Total stockholders' equity	$965,641	$872,266

Dividends declared per share	$0.18	$0.18

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31,

(Expressed in thousands)	2026	2025
Cash flows from operating activities
Net (loss) income	$(20,569)	$30,655
Adjustments to reconcile net (loss) income to net cash used in operating activities
Non-cash items included in net (loss) income:
Depreciation and amortization of furniture, equipment and leasehold improvements	2,483	2,785
Deferred income taxes	(5,035)	2,600
Amortization of intangible assets	167	166
Amortization of notes receivable	4,457	4,520
Reversal of credit losses	22	(10)
Paid-in-kind interest	(89)	—
Share-based compensation	26,237	716
Amortization of right-of-use lease assets	6,740	6,333
Decrease (increase) in operating assets:
Deposits with clearing organizations	(6,623)	3,087
Receivables from brokers, dealers and clearing organizations	(35,375)	(8,830)
Receivables from customers	(68,728)	(81,062)
Income tax receivable	3	396
Securities owned	(15,027)	(109,482)
Notes receivable	(1,629)	(4,320)
Company-owned life insurance	2,950	1,841
Other assets	14,955	2,829
Increase (decrease) in operating liabilities:
Drafts payable	1,407	(6,330)
Payables to brokers, dealers and clearing organizations	(23,064)	130,654
Payables to customers	(17,351)	(29,537)
Securities sold under agreements to repurchase	(28,846)	(65,341)
Securities sold but not yet purchased	56,092	178,996
Accrued compensation	(152,436)	(147,150)
Income tax payable	(3,196)	7,460
Accounts payable and other liabilities	72,473	(12,716)
Cash used in operating activities	(189,982)	(91,740)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	—	(1,681)
Proceeds from the settlement of company-owned life insurance	549	1,322
Cash provided by/(used in) investing activities	549	(359)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(12,414)	(1,895)
Repurchase of Class A non-voting common stock for cancellation	—	(90)
Payments for employee taxes withheld related to vested share-based awards	(13,057)	(9,770)
Increase in bank call loans	211,100	107,400
Cash provided by financing activities	185,629	95,645
Net (decrease)/increase in cash and cash equivalents	(3,804)	3,546
Cash and cash equivalents, beginning of period	38,405	33,150
Cash and cash equivalents, end of period	$34,601	$36,696

Reconciliation of cash and cash equivalents within the condensed consolidated balance sheets:	2026	2025
Cash and cash equivalents	$34,601	$36,696
Total cash and cash equivalents	$34,601	$36,696

Schedule of non-cash financing activities
Employee share plan issuance	$14,338	$10,277
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18,738	$20,630
Cash paid during the period for income taxes, net	$1,664	$289

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

As of March 31, 2026, the Company had $55.1 million of notes receivable ($58.0 million as of December 31, 2025). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate may be adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three months ended March 31, 2026, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary. The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of March 31, 2026, the balance of defaulted notes was $3.3 million and the allowance for uncollectibles was $2.6 million. The allowance for uncollectibles consisted of $2.1 million related to defaulted notes balances (five years and older) and $0.5 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of March 31, 2026:

(Expressed in thousands)
As of March 31, 2026

2026	$—
2025	379
2024	199
2023	495
2022	141
2021 and prior	2,058
Total	$3,272

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three months ended March 31, 2026 and 2025:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2026	2025
Beginning balance	$2,117	$2,814
Additions	435	168
Ending balance	$2,552	$2,982

4.    Leases
The Company has operating leases for office space and equipment expiring at various dates through 2035. The Company leases its corporate headquarters at 85 Broad Street, New York, New York, which houses its executive management team and many administrative functions for the Company as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In addition, the Company has 88 retail branch offices in the United States as well as offices in London, United Kingdom; St. Helier, Isle of Jersey; Geneva, Switzerland; Tel Aviv, Israel; and Hong Kong, China.

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

As of March 31, 2026, the Company had right-of-use operating lease assets of $113.7 million (net of accumulated amortization of $143.4 million) which are comprised of real estate leases of $110.8 million (net of accumulated amortization of $141.4 million) and equipment leases of $2.9 million (net of accumulated amortization of $2.0 million). As of March 31, 2026, the Company had operating lease liabilities of $147.5 million which are comprised of real estate lease liabilities of $144.6 million and equipment lease liabilities of $2.9 million. The Company had no finance leases as of March 31, 2026.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of March 31, 2026 and December 31, 2025, respectively:

	As of
	March 31, 2026	December 31, 2025

Weighted average remaining lease term (in years)	5.42	5.57
Weighted average discount rate	7.36%	7.36%

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents operating lease costs recognized for the three months ended March 31, 2026 and March 31, 2025, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)	For the Three Months Ended March 31,
	2026	2025
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,330	$5,957
Real estate leases - Interest expense	2,688	3,129
Equipment leases - Right-of-use lease asset amortization	410	424
Equipment leases - Interest expense	49	45

The maturities of lease liabilities as of March 31, 2026 and December 31, 2025 are as follows:

(Expressed in thousands)	As of
	March 31, 2026	December 31, 2025
2026	$32,654	$43,665
2027	41,441	40,976
2028	27,348	26,884
2029	20,324	20,251
2030	17,429	17,429
After 2030	40,675	40,674
Total lease payments	$179,871	$189,879
Less interest	(32,348)	(34,951)
Present value of lease liabilities	$147,523	$154,928

As of March 31, 2026, the Company had $9.8 million of additional real estate operating leases that have not yet commenced ($9.5 million as of December 31, 2025).

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three months ended March 31, 2026 and 2025:

(Expressed in thousands)	For the Three Months Ended March 31, 2026
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$51,567	$67,941	$14	$119,522
Mutual fund and insurance income	8,811	1	7	8,819
Advisory fees	141,694	—	24	141,718
Investment banking - capital markets	3,935	30,521	—	34,456
Investment banking - advisory	268	62,996	—	63,264
Bank deposit sweep income	26,118	—	—	26,118
Other	4,211	48	1,216	5,475
Total revenue from contracts with customers	236,604	161,507	1,261	399,372
Other sources of revenue:
Interest	20,863	15,418	1,250	37,531
Principal transactions, net	(897)	11,905	(221)	10,787
Other	(2,890)	292	3	(2,595)
Total other sources of revenue	17,076	27,615	1,032	45,723
Total revenue	$253,680	$189,122	$2,293	$445,095

(Expressed in thousands)	For the Three Months Ended March 31, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$48,767	$53,948	$12	$102,727
Mutual fund and insurance income	8,144	1	6	8,151
Advisory fees	128,792	—	11	128,803
Investment banking - capital markets	2,962	18,699	—	21,661
Investment banking - advisory	—	25,962	—	25,962
Bank deposit sweep income	30,075	—	—	30,075
Other	4,349	1,108	1,313	6,770
Total revenue from contracts with customers	223,089	99,718	1,342	324,149
Other sources of revenue:
Interest	21,485	13,454	1,430	36,369
Principal transactions, net	(587)	9,795	(233)	8,975
Other	(2,001)	294	39	(1,668)
Total other sources of revenue	18,897	23,543	1,236	43,676
Total revenue	$241,986	$123,261	$2,578	$367,825

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
The Company had receivables related to revenue from contracts with customers of $50.1 million and $72.8 million at March 31, 2026 and December 31, 2025, respectively. The Company had no significant impairments related to these receivables during the three months ended March 31, 2026.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	March 31, 2026	December 31, 2025
Receivables
Commission (1)	$7,618	$5,011
Mutual fund and insurance income (2)	6,199	6,106
Advisory fees (3)	4,873	24,166
Bank deposit sweep income (4)	4,192	3,876
Investment banking fees (5)	21,544	25,414
Other	5,695	8,221
Total receivables	$50,121	$72,794
Deferred revenue (payables):
Investment banking fees (6)	$1,153	$286
Software license fees (7)	1,289	1,846
	$2,442	$2,132

(1)Commissions earned but not yet received
(2)Mutual fund and insurance income earned but not yet received
(3)Management and performance fees earned but not yet received
(4)Fees earned from FDIC-insured bank deposit program but not yet received
(5)Underwriting revenue and advisory fees earned but not yet received
(6)Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied
(7)Software license fees received upfront from customers and recognized ratably over the contract period

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

6.    Earnings per share
Basic earnings per share is computed by dividing net income or loss over the weighted average number of shares of Class A non-voting common stock ("Class A Stock") and Class B voting common stock ("Class B Stock") outstanding. Diluted earnings per share includes the weighted average number of shares of Class A Stock and Class B Stock outstanding and unvested restricted stock awards of Class A Stock using the treasury stock method.
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended March 31,
	2026	2025
Basic weighted average number of shares outstanding	10,642,909	10,465,771
Net dilutive effect of share-based awards, treasury stock method (1)	—	812,168
Diluted weighted average number of shares outstanding	10,642,909	11,277,939

Net (loss) income attributable to Oppenheimer Holdings Inc.	$(20,578)	$30,655

(Loss) Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$(1.93)	$2.93
Diluted	$(1.93)	$2.72
(1) For the three months ended March 31, 2026, the diluted net loss per share computation did not include the anti-dilutive effect of 983,778 shares of Class A Stock granted under share-based compensation arrangements but not yet issued or vested. For the three months ended March 31, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 211,250 shares of Class A Stock granted under share-based compensation arrangements but not yet issued or vested.

7.    Receivables from and payables to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	March 31, 2026	December 31, 2025
Receivables from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$158,057	$160,006
Receivables from brokers	48,775	51,080
Securities failed to deliver	20,360	2,583
Clearing organizations	28,846	27,215
Trade date receivables	33,430	14,800
Other	5,908	4,317
Total	$295,376	$260,001
Payables to brokers, dealers and clearing organizations consisting of:
Securities loaned	$320,163	$370,331
Payables to brokers	1,136	728
Securities failed to receive	49,557	18,937
Clearing organizations and other	4,077	8,001
Total	$374,933	$397,997

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
In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company valued the auction rate securities owned at the tender offer price and categorized them in Level 3 of the fair value hierarchy due to the illiquid nature of the securities and the period of time since the last tender offer. As of March 31, 2026 and December 31, 2025, the Company had $128,000, of auction rate securities in Level 3 assets. The Company also valued a convertible note using a discounted cash flow model and warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of March 31, 2026, the Company had $2.2 million and $1.2 million of convertible note and warrants, respectively, in Level 3 assets. Additionally, the Company classified a $17.0 million equity security associated with a consolidated private equity fund sponsored by the Company within Level 3 of the fair value hierarchy due to unobservable pricing inputs.
Derivative financial instruments
The Company classifies exchange-traded derivative financial instruments such as futures contracts in Level 1 of the valuation hierarchy. Some of our derivative positions, such as to-be-announced securities, are valued using models that use observable market parameters, and we classify them in Level 2 of the valuation hierarchy.
Loans
The fair value of loans is estimated using recently executed transactions and current price quotations, which are usually observable. When observable pricing information is not available, fair value is generally determined based on cash flow models using discounted cash flow models, competitor comparable data and other valuation metrics. As of March 31, 2026 and December 31, 2025, the Company had $296,000 and $653,000 of loans, respectively, in Level 2 assets.
Other
The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment based on an implied market-multiple approach and observable market data, including comparable company transactions. As of March 31, 2026 and December 31, 2025, the fair value of this investment was $6.1 million and $6.3 million, respectively, and was categorized in Level 2 of the fair value hierarchy.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of March 31, 2026 and December 31, 2025, the Company had no trade claims.

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
The following table provides information about the Company's investments in Company-sponsored funds as of March 31, 2026:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity funds (1)	$10,543	$741	N/A	N/A
	$10,543	$741
(1) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2025:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity funds (2)	$5,555	$741	N/A	N/A
	$5,555	$741
(1) Private equity funds includes portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

(Expressed in thousands)
	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$28,237	$—	$—	$28,237
Securities owned:
U.S. Treasury securities	1,160,684	—	—	1,160,684
U.S. Agency securities	—	5,878	—	5,878
Sovereign obligations	—	5,316	—	5,316
Corporate debt and other obligations	—	7,990	2,153	10,143
Mortgage and other asset-backed securities	—	2,140	—	2,140
Municipal obligations	—	28,350	—	28,350
Convertible bonds	—	17,826	—	17,826
Corporate equities	29,053	—	1,170	30,223
Money markets	5,000	230	—	5,230
Other debt securities (3)	—	—	128	128
Securities owned, at fair value	1,194,737	67,730	3,451	1,265,918
Investments (1)	1,600	10,499	17,000	29,099
Loans (1)	—	296	—	296
Derivative contracts: (2)
TBAs	—	98	—	98
Derivative contracts, total	—	98	—	98
Total	$1,224,574	$78,623	$20,451	$1,323,648
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$209,798	$—	$—	$209,798
U.S. Agency securities	—	2	—	2
Sovereign obligations	—	997	—	997
Corporate debt and other obligations	—	1,275	—	1,275
Convertible bonds	—	10,652	—	10,652
Corporate equities	9,080	—	—	9,080
Securities sold but not yet purchased, at fair value	218,878	12,926	—	231,804
Derivative contracts: (2)
Futures	3,812	—	—	3,812
TBAs	—	92	—	92
Derivative contracts, total	3,812	92	—	3,904
Total	$222,690	$13,018	$—	$235,708
(1) Included in other assets on the condensed consolidated balance sheet
(2) Included in receivables from/payables to brokers, dealers and clearing organizations on the condensed consolidated balance sheet
(3) Represents auction rate securities that failed in the auction rate market

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

(Expressed in thousands)
	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$27,996	$—	$—	$27,996
Securities owned:
U.S. Treasury securities	1,151,564	—	—	1,151,564
U.S. Agency securities	—	5,925	—	5,925
Sovereign obligations	—	1,223	—	1,223
Corporate debt and other obligations	—	3,989	2,064	6,053
Mortgage and other asset-backed securities	—	2,109	—	2,109
Municipal obligations	—	28,926	—	28,926
Convertible bonds	—	20,500	—	20,500
Corporate equities	28,200	—	1,170	29,370
Money markets	5,000	4	—	5,004
Other debt securities (3)	—	—	128	128
Securities owned, at fair value	1,184,764	62,676	3,362	1,250,802
Investments (1)	1,600	13,695	17,000	32,295
Loans (1)	—	653	—	653
Derivative contracts: (2)
TBAs	—	34	—	34
Derivative contracts, total	—	34	—	34
Total	$1,214,360	$77,058	$20,362	$1,311,780
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$155,518	$—	$—	$155,518
U.S. Agency securities	—	1	—	1
Sovereign obligations	—	2,410	—	2,410
Corporate debt and other obligations	—	1,965	—	1,965
Convertible bonds	—	6,096	—	6,096
Corporate equities	9,722	—	—	9,722
Securities sold but not yet purchased, at fair value	165,240	10,472	—	175,712
Derivative contracts: (2)
Futures	133	—	—	133
TBAs	—	27	—	27
Derivative contracts, total	133	27	—	160
Total	$165,373	$10,499	$—	$175,872
(1) Included in other assets on the condensed consolidated balance sheet
(2) Included in receivables from/payables to brokers, dealers and clearing organizations
(3) Represents auction rate securities that failed in the auction rate market

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for three-months periods ended March 31, 2026 and 2025:

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2026
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate debt and other obligations	1,170	—	—	—	—	1,170
Corporate equities	2,064	89	—	—	—	2,153
Private equity securities (3)	17,000	—	—	—	—	17,000
Other debt securities (1)	128	—	—	—	—	128
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions in the condensed consolidated income statement except amounts for corporate and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement
(3) Represents equity security associated with a consolidated private equity fund sponsored by the Company

(Expressed in thousands)
	Level 3 Assets and Liabilities
	For the Three Months Ended March 31, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Trade claims	$2,684	$—	$534	$—	$—	$3,218
Other debt securities (1)	2,652	206	—	(2,730)	—	128
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions in the condensed consolidated income statement

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of March 31, 2026:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$34,601	$34,601	$—	$—	$34,601
Deposits with clearing organizations	85,993	85,993	—	—	85,993
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	158,057	—	158,057	—	158,057
Receivables from brokers	48,775	—	48,775	—	48,775
Securities failed to deliver	20,360	—	20,360	—	20,360
Clearing organizations	28,846	—	28,846	—	28,846
Trade date receivables	33,430	—	33,430	—	33,430
Other	5,810	—	5,810	—	5,810
	295,278	—	295,278	—	295,278
Receivables from customers	1,483,755	—	1,483,755	—	1,483,755
Notes receivable, net	55,137	—	55,137		55,137
Company-owned life insurance	106,144	—	106,144	—	106,144
Investments (1)	2,924	—	2,924	—	2,924
(1) Included within other assets on the condensed consolidated balance sheet

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$19,754	$19,754	$—	$—	$19,754
Bank call loans	287,900	—	287,900	—	287,900
Payables to brokers, dealers and clearing organizations:
Securities loaned	320,163	—	320,163	—	320,163
Payables to brokers	1,136	—	1,136	—	1,136
Securities failed to receive	49,557	—	49,557	—	49,557
Clearing organization and other	173	—	173	—	173
	371,029	—	371,029	—	371,029
Payables to customers	376,343	—	376,343	—	376,343
Securities sold under agreements to repurchase	968,346	—	968,346	—	968,346

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities not measured at fair value as of December 31, 2025:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,405	$38,405	$—	$—	$38,405
Deposits with clearing organizations	79,611	79,611	—	—	79,611
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	160,006	—	160,006	—	160,006
Receivables from brokers	51,080	—	51,080	—	51,080
Securities failed to deliver	2,583	—	2,583	—	2,583
Clearing organizations	27,215	—	27,215	—	27,215
Trade date receivables	14,800	—	14,800	—	14,800
Other	4,283	—	4,283	—	4,283
	259,967	—	259,967	—	259,967
Receivables from customers	1,415,049	—	1,415,049	—	1,415,049
Notes receivable, net	57,965	—	57,965	—	57,965
Company-owned life insurance	109,094	—	109,094	—	109,094
Investments (1)	2,114	—	2,114	—	2,114
(1) Included within other assets on the condensed consolidated balance sheet

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$18,347	$18,347	$—	$—	$18,347
Bank call loans	76,800	—	76,800	—	76,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	370,331	—	370,331	—	370,331
Payables to brokers	728	—	728	—	728
Securities failed to receive	18,937	—	18,937	—	18,937
Clearing organizations and other	7,841	—	7,841	—	7,841
	397,837	—	397,837	—	397,837
Payables to customers	393,694	—	393,694	—	393,694
Securities sold under agreements to repurchase	997,192	—	997,192	—	997,192
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

are recorded in other assets or other liabilities on the condensed consolidated balance sheet and other income in the condensed consolidated income statement.

Derivatives used for trading and investment purposes
Futures contracts represent commitments to purchase or sell securities or other commodities at a future date and at a specified price. Market risk exists with respect to these instruments. Notional or contractual amounts are used to express the volume of these transactions and do not represent the amounts potentially subject to market risk. The Company uses futures contracts, including U.S. Treasury Notes, federal funds, general collateral futures and Eurodollar contracts primarily as an economic hedge of interest rate risk associated with government trading activities. Unrealized gains and losses on futures contracts are recorded on the condensed consolidated balance sheet in receivables from or payables to brokers, dealers and clearing organizations and in the condensed consolidated income statement as principal transactions revenue, net.
To-be-announced securities
The Company also transacts in pass-through mortgage-backed securities eligible to be sold in the TBA market as economic hedges against mortgage-backed securities that it owns or has sold but not yet purchased. TBAs provide for the forward or delayed delivery of the underlying instrument with settlement up to 180 days. The contractual or notional amounts related to these financial instruments reflect the volume of activity and do not reflect the amounts at risk. Net unrealized gains and losses on TBAs are recorded on the condensed consolidated balance sheet in receivables from brokers, dealers and clearing organizations or payables to brokers, dealers and clearing organizations and in the condensed consolidated income statement as principal transactions revenue, net.
The notional amounts and fair values of the Company's derivatives as of March 31, 2026 and December 31, 2025 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of March 31, 2026
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$20,075	$98
		$20,075	$98
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$14,420,000	$3,812
Other contracts	TBAs	20,075	92
		$14,440,075	$3,904
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

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three months ended March 31, 2026 and 2025:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2026
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,929
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	2
Other contracts	TBAs	Principal transactions revenue, net	(2)
			$3,929
(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended March 31, 2025
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Loss
Commodity contracts	Futures	Principal transactions revenue, net	$(1,138)
			$(1,138)

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
The Company obtains short-term borrowings primarily through bank call loans, securities loaned and repurchase transactions. Bank call loans are generally payable on demand and bear interest at various rates. As of March 31, 2026, the outstanding balance of bank call loans was $287.9 million ($76.8 million as of December 31, 2025). As of March 31, 2026, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $27.4 million and $293.3 million, respectively.
As of March 31, 2026, the Company had approximately $2.0 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $275.4 million under securities loan agreements.
As of March 31, 2026, the Company had pledged $442.8 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of March 31, 2026, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of March 31, 2026:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,162,210
Securities loaned:
Corporate equities	320,163
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,482,373

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of March 31, 2026 and December 31, 2025:

As of March 31, 2026
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$193,864	$(193,864)	$—	$—	$—	$—
Securities borrowed (1)	158,057	—	158,057	(157,144)	—	913
Total	$351,921	$(193,864)	$158,057	$(157,144)	$—	$913
(1)Included in receivables from brokers, dealers and clearing organizations on the condensed consolidated balance sheet

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,162,210	$(193,864)	$968,346	$(968,346)	$—	$—
Securities loaned (2)	320,163	—	320,163	(318,425)	—	1,738
Total	$1,482,373	$(193,864)	$1,288,509	$(1,286,771)	$—	$1,738
(2)Included in payables to brokers, dealers and clearing organizations on the condensed consolidated balance sheet

As of December 31, 2025
(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Reverse repurchase agreements	$175,765	$(175,765)	$—	$—	$—	$—
Securities borrowed (1)	160,006	—	160,006	(152,278)	—	7,728
Total	$335,771	$(175,765)	$160,006	$(152,278)	$—	$7,728
(1)Included in receivables from brokers, dealers and clearing organizations on the condensed consolidated balance sheet

(Expressed in thousands)				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amounts of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$1,172,957	$(175,765)	$997,192	$(997,192)	$—	$—
Securities loaned (2)	370,331	—	370,331	(357,814)	—	12,517
Total	$1,543,288	$(175,765)	$1,367,523	$(1,355,006)	$—	$12,517
(2)Included in payables to brokers, dealers and clearing organizations on the condensed consolidated balance sheet

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of March 31, 2026, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $158.9 million ($153.3 million as of December 31, 2025) and $193.9 million ($175.8 million as of December 31, 2025), respectively, of which the Company has sold and re-pledged approximately $43.7 million ($49.1 million as of December 31, 2025) under securities loaned transactions and $193.9 million under repurchase agreements ($175.8 million as of December 31, 2025).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.2 billion, as presented on the face of the condensed consolidated balance sheet as of March 31, 2026 ($1.2 billion as of December 31, 2025).
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
Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivables from brokers, dealers and clearing organizations as of March 31, 2026 were receivables related to securities borrowed transactions from two major U.S. broker-dealers totaling approximately $60.4 million. Included in receivables from customers as of March 31, 2026 were fully secured margin loans from our two largest customer accounts totaling approximately $658.2 million, comprising 45.2% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of the FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of March 31, 2026 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of March 31, 2026, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In the normal course of business, the Company may sponsor and serve as the general partner or managing member of hedge funds and private equity funds established for the purpose of providing alternative investments to both its institutional and qualified retail clients. Upon initial formation, the Company or its affiliates may provide loans to these funds to finance the purchase of underlying investments. These loans generally mature in 90 days or less and are repaid by the funds when the underlying fund interests are sold to qualified clients. Depending on the facts and circumstances, the sponsored investment funds may be considered VIEs, as the loans are considered variable interests. In November 2025, such loan ("the Loan") was made to a private equity fund (the "Fund"). As of December 31, 2025, $5.0 million of the Loan was outstanding. On March 31, 2026, the Loan was converted into equity interests in the Fund. The Company determined that the Fund meets the definition of a VIE because a simple majority of the underlying investors (equity holders) do not have the ability to remove the Managing Member and the Company has power and potential to absorb the significant gains and losses of the fund. Since an affiliate of the Company serves as the Managing Member and has the power to direct the activities that most significantly impact the Fund's economic performance, the Company concluded it is the primary beneficiary and consolidated the Fund as of March 31, 2026 and December 31, 2025. The assets of the VIE can only be used to settle the obligations of the VIE. The following table sets forth the total assets and liabilities of the VIE consolidated on our condensed consolidated balance sheet.

Assets and liabilities of consolidated VIE

(Expressed in thousands)	As of
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$250	$250
Other assets	18,350	18,350
Total Assets	18,600	18,600
Liabilities
Other liabilities	34	34
Total Liabilities	$34	$34

As of March 31, 2026 and December 31, 2025, assets and liabilities in the Company's condensed consolidated balance sheet related to a VIE where the Company is not the primary beneficiary were included in Securities owned, at fair value on the condensed consolidated balance sheet and primarily related to a convertible note and equity security warrant issued by a VIE.
Assets and liabilities of unconsolidated VIE
The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to the unconsolidated VIE.

(Expressed in thousands)	As of
	March 31, 2026	December 31, 2025
Assets	$3,323	$3,234
Liabilities	—	—
Unfunded commitments	—	—
Maximum loss exposure	$3,323	$3,234

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

11. Income taxes
The effective income tax rate for the three months ended March 31, 2026 was 23.8% compared with 25.9% for the three months ended March 31, 2025 and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the first quarter of 2026 was impacted by a discrete legal charge recorded during the quarter.

12.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.
The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Class A Stock outstanding, beginning of period	10,387,575	10,231,736
Issued pursuant to share-based compensation plans	220,765	195,624
Repurchased and cancelled	—	(1,530)
Class A Stock outstanding, end of period	10,608,340	10,425,830
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
During the three months ended March 31, 2025, the Company purchased and canceled an aggregate of 1,530 shares of Class A Stock for a total consideration of $80,950 ($58.79 per share) under this program.
During the year ended December 31, 2025, the Company purchased and canceled an aggregate of 46,292 shares of Class A Stock for a total consideration of $3.0 million ($64.36 per share) under its share repurchase program. As of December 31, 2025, 451,601 shares remained available to be purchased under the share repurchase program.
During the three months ended March 31, 2026, the Company did not purchase any shares of Class A Stock under its share repurchase program. As of March 31, 2026, 451,601 shares remained available to be purchased under the share repurchase program.
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
On May 1, 2026, the Company announced a quarterly dividend in the amount of $0.20 per share, payable on May 29, 2026 to holders of Class A Stock and Class B Stock of record on May 15, 2026.

13.    Commitments and Contingencies
Commitments
The Company had capital commitments of $0.7 million with respect to unfunded obligation in private equity funds sponsored by the Company and $9.8 million of commitments related to additional operating leases that have not yet commenced.

As of March 31, 2026, the Company had no collateralized or uncollateralized letters of credit outstanding.

In the normal course of business, the Company enters into commitments for debt and equity underwritings. As of March 31, 2026, the Company had certain open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

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
On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff's complaint purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. Plaintiff alleges breaches of the terms and conditions of the ABD program and implied covenant of good faith and fair dealing, breach of fiduciary duties, violation of New York General Business Law (the “GBL”), negligence, negligent misrepresentations and unjust enrichment. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. Specifically, Oppenheimer's motion to dismiss plaintiff's causes of action for breach of fiduciary duty for non-advisory clients, unjust enrichment, negligence and negligent misrepresentation were granted, while the motion to dismiss causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, breach of fiduciary duty for advisory clients and violation of the GBL were denied. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, and violation of the GBL. The Court held that plaintiff did not have standing to assert a class claim for breach of fiduciary duty, but granted plaintiff leave to amend the complaint by December 22, 2025 to include a plaintiff with standing. Plaintiff did not amend its complaint. On December 22, 2025, Oppenheimer filed a petition for permission to appeal the decision granting class certification with the U.S. Court of Appeals for the Second Circuit ("Court of Appeals"), which petition is currently pending. On March 30, 2026 Oppenheimer and plaintiff each filed a motion for summary judgment, which motions are currently pending. The case was scheduled for trial commencing in June 2026. Both the petition for permission to appeal and the motions for summary judgment are being held in abeyance by the Appeals Court and the District Court respectively, pending the approval of the settlement discussed below.
On April 24, 2026 the parties entered into a settlement of the litigation. The terms of the agreement are set forth in a binding term sheet executed by representatives for plaintiffs and Oppenheimer. Pursuant to the agreement, Oppenheimer has agreed to pay $70 million in full settlement of the claims asserted in the litigation. The settlement amount would be paid into an escrow account ten business days after receiving preliminary approval by the District Court of the settlement which the Company expects will take sixty to ninety days. The Settlement Agreement provides that the Company will receive a release from any and all claims arising from the facts and circumstances alleged in the litigation. The settlement remains subject to approval by the District Court. The parties have agreed to finalize formal settlement documentation and file a Stipulation of Settlement and motion for preliminary approval within 60 days of execution of the Settlement Agreement. The settlement contemplates that the resolution of the matter would be without any admission of liability or wrongdoing by the Company.
The agreement is subject to the negotiation, execution, and delivery of a definitive settlement agreement and both preliminary and final approval by the District Court. There can be no assurance that a definitive settlement agreement will be executed or that the District Court will approve the proposed settlement on its current or any other terms. If a definitive settlement agreement is executed and District Court approval is obtained, the settlement would resolve all claims asserted against the Company in the litigation. The Company expects that the amount of the settlement will be fully tax deductible.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiary, Oppenheimer, is subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of March 31, 2026, the net capital of Oppenheimer

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

as calculated under the Rule was $437.2 million or 26.28% of Oppenheimer's aggregate debit items. This was $403.9 million in excess of the minimum required net capital at that date.
As of March 31, 2026, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 157% (required 56.0%);
•Tier 1 Capital ratio 157% (required 75.0%); and
•Total Capital ratio 209% (required 100.0%).
As of March 31, 2026, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.
As of March 31, 2026, the regulatory capital of Oppenheimer Investments Asia Limited was $3.5 million, which was $3.1 million in excess of the $382,612 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of March 31, 2026, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.
As of March 31, 2026, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

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
The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the three months ended March 31, 2026 and 2025. There are no

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

adjustments or reconciling items for any of the periods presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

(Expressed in thousands)
	For the Three Months Ended March 31, 2026
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$253,680	$189,122	$2,293	$445,095
Less :
Compensation expenses (1)	155,800	112,639	27,562	296,001
Other segment items (2)	54,326	41,042	80,727	176,095
Pre-tax income (loss)	$43,554	$35,441	$(105,996)	$(27,001)
(1) Includes compensation expenses related to liability-based stock appreciation rights totaling $22.3 million.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest, legal accrual for the settlement of the “cash sweep” program litigation and other expenses.

(Expressed in thousands)
	For the Three Months Ended March 31, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$241,986	$123,261	$2,578	$367,825
Less :
Compensation expenses (1)	119,648	87,344	20,099	227,091
Other segment items (2)	54,474	41,014	3,870	99,358
Pre-tax income (loss)	$67,864	$(5,097)	$(21,391)	$41,376
(1) Includes a reduction to compensation expenses related to liability-based stock appreciation rights totaling $2.7 million.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

Revenue, classified by the major geographic areas in which it was earned, for the three months ended March 31, 2026 and 2025 was:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2026	2025
Americas	$423,036	$354,709
Europe/Middle East	21,358	12,352
Asia	701	764
Total	$445,095	$367,825

16.    Subsequent events

The Company has performed an evaluation of events that occurred since March 31, 2026 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure, except as disclosed in Note 12 related to the Company's declaration of a quarterly dividend and in Note 13 regarding the settlement in the Liberty Capital Group actions which was recognized in the three months ended March 31, 2026.

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

Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of March 31, 2026, we provided our services from 88 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At March 31, 2026, client assets under management ("AUM") totaled $54.1 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Company. Client assets under administration ("AUA") as of March 31, 2026 totaled $139.8 billion. AUA includes AUM and the other assets held for which the Company provides services. We also provide trust services and products through Oppenheimer Trust Company of Delaware. Through OPY Credit Corp., we conduct secondary trading activities related to the purchase and sale of loans and trade claims, primarily on a riskless principal basis. At March 31, 2026, the Company employed 2,958 employees (2,920 full-time and 38 part-time), of whom 932 were financial advisors.
Freedom Investments Inc. ("Freedom"), which formerly offered discount brokerage services on a limited basis, ceased operations in late 2025. Freedom's de-registration as an SEC-registered broker-dealer became effective on January 30, 2026. Freedom had been winding down its business for a number of years and the closing of Freedom did not have a material impact on the Company’s financial position or results of operations.
Outlook
We are focused on growing our wealth management business through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients. We are also focused on opportunities in our capital market businesses, including integrating new technology platforms to expand the suite of services offered to our clients and onboarding experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking, we are committed to growing our footprint by adding experienced bankers within our existing industry practices as well as new industry practices where we believe we can be successful. In addition, we are committed to training younger employees throughout the organization and provide various training programs. We find that we have overwhelming demand for entrance into each of these programs.
We continuously invest in and improve our technology platform to support client service and to remain competitive, while continuously managing expenses. The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new branch offices in attractive locations, and to continue to grow and develop our existing trading, investment banking, investment advisory and other businesses. We recognize employee work habits have changed in a post-pandemic world. As a result, we are continuously reviewing our physical footprint on lease renewals, and in many cases reducing office size and configuration. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.

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
Impact of Change in Short-term Interest Rates
After lowering rates by a total of 75 basis points through three consecutive cuts in the fourth quarter of 2025, the Federal Reserve held the federal funds rate steady during its first quarter 2026 meetings, with officials indicating that any additional reductions would require clearer progress on inflation amid heightened uncertainty caused by the war in the Middle East. The current federal funds target range remains 3.50% to 3.75%. The Federal Reserve’s median projection continues to signal one 25 basis point rate cut for the remainder of 2026, though this outlook remains subject to change.
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
Gaza and Iran Regional Conflict
Ongoing conflict in the Middle East continues to create geopolitical and economic uncertainty with potential implications for the global economy as well as global markets and our business operations. The conflict that began on October 7, 2023, when Hamas launched an attack on Israel, prompted Israeli military operations in Gaza. Although Israel and Hamas reached a tentative ceasefire and hostage-release agreement in October 2025, the situation remains unstable, with persistent humanitarian and security concerns.

In early 2026, the regional security environment deteriorated further as hostilities expanded to include direct conflict between Israel and the United States on the one hand, and Iran, and between Israel and Lebanon. U.S. and Israeli forces began strikes on Iran on February 28, 2026, targeting military infrastructure and key leadership, including a strike that killed Iran’s supreme leader. These actions triggered widespread retaliation, including the closure of the Strait of Hormuz, which significantly disrupted global oil and gas supply. While tensions have begun to ease following the recently announced ceasefire, such ceasefire remains fragile. A renewed conflict could lead to broader regional instability affecting global trade routes, commodity prices and financial markets. We continue to monitor developments closely and assess any potential impacts on client investments as well as our employees, operations and our activities across the Company.
U.S. Engagement in Venezuela
On January 3, 2026, the United States conducted a military operation in Venezuela that resulted in the capture of President Nicolás Maduro and his wife, who were subsequently transported to New York to face narco‑terrorism and related charges, with legal proceedings underway in Manhattan federal court. The U.S. has since asserted temporary oversight of Venezuela’s oil industry as part of a broader transition effort, contributing to elevated uncertainty in global energy markets. In conjunction with these actions, the U.S. Coast Guard and military forces have boarded and taken possession of multiple vessels carrying sanctioned oil.

While the Company does not have significant direct exposure to Venezuelan assets or counterparties, the heightened geopolitical uncertainty and the potential for increased volatility in global energy prices and emerging markets could influence overall market conditions. Such developments may affect investor sentiment and trading activity, which in turn could negatively impact performance across our businesses. A by-product of the U.S. activity in Venezuela has effectively created an embargo on oil shipments to Cuba, further de-stabilizing that country.

U.S. Trade Policy Developments
In 2025, the United States significantly increased tariffs across a broad range of imports from almost every major trading partner. In February 2026, the U.S. Supreme Court struck down the administration’s 2025 International Emergency Economic Powers Act (“IEEPA”) based global tariffs in a 6-3 ruling, holding that the statute does not authorize the President to impose broad-based duties. The decision invalidated the 10% baseline tariff on most U.S. trading partners, as well as higher country-specific tariffs. The Supreme Court did not address whether previously collected tariffs must be refunded, creating ongoing uncertainty.
Following the ruling, the administration imposed new temporary 10% global tariffs under Section 122 of the Trade Act of 1974. These actions, combined with continuing legal challenges and unresolved refund questions, contribute to elevated uncertainty in trade policy. While these developments have not materially affected the Company’s financial results to-date, sudden policy shifts — including potential retaliatory actions or new tariff announcements — may adversely impact global markets and investor sentiment, which could reduce the value of assets under management and our related advisory fees.
Despite the activities described above, the U.S. economy has maintained relatively full employment and earnings from most sectors of the economy have remained strong defying predictions of a slowdown in economic activity.

EXECUTIVE SUMMARY
Notwithstanding the unfavorable impact of the “cash sweep” settlement on the Company’s overall results for the first quarter, the Firm's core businesses delivered solid operating results. Despite an increasingly challenging geopolitical environment, the strength of our franchise proved its ability to support clients across all business environments. The ongoing conflict with Iran disrupted global energy flows and intensified inflationary pressure on oil and gas prices, which in turn weighed negatively on the financial markets during March. As a result of the conflict, equity markets exhibited significant volatility with indices now hovering at or near their all-time highs.
While the pre-tax results for our Wealth Management segment were lowered by the impact of our stock-based compensation program for financial advisors, underlying performance across the business remained solid. Commission revenues benefited from heightened market volatility, which drove elevated client trading. Although assets under management (“AUM”) eased from last quarter’s all-time highs, they remained meaningfully above prior year levels, supporting continued strength in our asset-based advisory fees. Overall segment results were negatively impacted by higher compensation expense related to liability-based stock appreciation rights benefiting advisors that rose in value in direct correlation with the significant increase in our share price throughout the quarter.
Our Capital Markets business delivered a strong start to the year, driven by higher investment banking fees, when compared with the prior year period, reflecting the successful closing of advisory and underwriting mandates. Sales and trading revenue within our Equities and Fixed Income businesses were also boosted by higher volatility in both the debt and equity markets.
We are pleased to have resolved the “cash sweep” litigation and to put this matter behind us. Despite the settlement's negative impact to our quarterly results, our operating businesses performed well. Our capital position remains robust, enabling us to return additional value to stockholders as highlighted by our announced 11.1% increase in the quarterly dividend to $0.20 per share. Looking ahead, we remain focused on supporting our clients across the enterprise as they continue to navigate uncertain markets.
RESULTS OF OPERATIONS
The Company reported a net loss of $20.6 million or $(1.93) per share (basic and diluted) for the first quarter of 2026, compared with net income of $30.7 million or $2.93 basic earnings per share for the first quarter of 2025. Revenue for the first quarter of 2026 was $445.1 million, an increase of 21.0%, compared to revenue of $367.8 million for the first quarter of 2025.

First quarter 2026 results were adversely affected by a $70 million (pre-tax) legal accrual for the settlement of the “cash sweep” program litigation announced on April 24, 2026 and a $22.3 million (pre-tax) expense associated with a recurring liability-based employee compensation award program for financial advisors that is tied to our stock price, which increased by $16.90 per Class A share during the quarter (from $72.29 to $89.19). Adjusted net income(3), a non-GAAP measure which excludes the impact of these items, was $47.5 million or $4.46 adjusted basic earnings per share for the first quarter of 2026, compared with adjusted net income of $28.6 million or $2.74 adjusted basic earnings per share for the first quarter of 2025. Management believes these non-GAAP measures provide supplemental insight into the Firm’s core operating performance.

(Expressed in thousands, except per share amounts or otherwise indicated)
	1Q-2026	1Q-2025	Change	% Change
Revenue	$445,095	$367,825	$77,270	21.0
Compensation expenses	$296,001	$227,091	$68,910	30.3
Non-compensation expenses	$176,095	$99,358	$76,737	77.2
Pre-tax (loss) income	$(27,001)	$41,376	$(68,377)	(165.3)
Income tax (benefit) provision	$(6,432)	$10,721	$(17,153)	(160.0)
Net (loss) income (1)	$(20,578)	$30,655	$(51,233)	(167.1)
Adjusted net income (non-GAAP) (1) (3)	$47,491	$28,627	$18,864	65.9

(Loss) Earnings per share (basic) (1)	$(1.93)	$2.93	$(4.86)	(165.9)
(Loss) Earnings per share (diluted) (1)	$(1.93)	$2.72	$(4.65)	(171.0)
Adjusted earnings per share (basic) (non-GAAP) (1) (3)	$4.46	$2.74	$1.72	62.8
Adjusted earnings per share (diluted) (non-GAAP) (1) (3)	$4.21	$2.54	$1.67	65.7

Book value per share	$88.95	$82.87	$6.08	7.3
Tangible book value per share (2)	$72.28	$65.85	$6.43	9.8
Class A shares outstanding	10,608,340	10,425,830	182,510	1.8

AUA ($ billions)	$139.8	$129.9	$9.9	7.6
AUM ($ billions)	$54.1	$48.9	$5.2	10.6

(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding
(3) Adjusted net income and earnings per share attributable to Oppenheimer Holdings Inc. (a non-GAAP financial measure) excludes a $70 million (pre-tax) legal accrual related to the Company's settlement of the previously disclosed class action “cash sweep” litigation as well as compensation expense related to the recurring, mark-to-market remeasurement of liability-based stock appreciation rights totaling $22.3 million (pre-tax) that was recognized during the first quarter of 2026. Refer to the schedule on page 44 for additional explanation of non-GAAP financial measures and a reconciliation of adjusted net income and earnings per share to U.S. GAAP.

Highlights
•Higher revenue in the first quarter of 2026 was driven primarily by significantly higher investment banking fees, increased transaction-based commissions and higher advisory fees reflecting growth in billable AUM
•Assets under management and administration both increased year-over-year as of March 31, 2026, primarily due to market appreciation
•Compensation expenses rose from the prior year quarter due mainly to elevated costs associated with stock appreciation rights tied to the Company's share price, higher production-related costs and greater incentive compensation accruals
•Non-compensation expenses significantly increased from the prior year quarter primarily due to higher legal costs associated with our settlement of the “cash sweep” class action litigation
•The Board of Directors increased the quarterly dividend to be paid on May 29, 2026 by 11.1% to $0.20 per common share

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three months ended March 31, 2026 and 2025:

(Expressed in thousands)
	For the Three Months Ended March 31,
	2026	2025	% Change
Revenue
Wealth Management	$253,680	$241,986	4.8
Capital Markets	189,122	123,261	53.4
Corporate/Other	2,293	2,578	(11.1)
Total	$445,095	$367,825	21.0

Pre-tax Income (Loss)
Wealth Management	$43,554	$67,864	(35.8)
Capital Markets	35,441	(5,097)	*
Corporate/Other	(105,996)	(21,391)	395.5
Total	$(27,001)	$41,376	(165.3)
* Not meaningful

Wealth Management

Wealth Management reported revenue for the current quarter of $253.7 million, 4.8% higher compared with the prior year period. Pre-tax income was $43.6 million in the current quarter, a decrease of 35.8% compared with a year ago. Financial advisor headcount at the end of the current quarter was 932, flat when compared to 933 at the end of the first quarter of 2025.

('000s unless otherwise indicated)
	1Q-2026	1Q-2025	Change	% Change
Revenue	$253,680	$241,986	$11,694	4.8
Commissions	$60,379	$56,911	$3,468	6.1
Advisory fee revenue	$141,694	$128,792	$12,902	10.0
Bank deposit sweep income	$26,118	$30,075	$(3,957)	(13.2)
Interest	$20,863	$21,485	$(622)	(2.9)
Other	$4,626	$4,723	$(97)	(2.1)

Total Expenses	$210,126	$174,122	$36,004	20.7
Compensation	$155,800	$119,648	$36,152	30.2
Non-compensation	$54,326	$54,474	$(148)	(0.3)

Pre-tax Income	$43,554	$67,864	$(24,310)	(35.8)

Compensation Ratio	61.4%	49.4%	12.0%	24.3
Non-compensation Ratio	21.4%	22.5%	(1.1)%	(4.9)
Pre-tax Margin	17.2%	28.0%	(10.8)%	(38.6)

AUA (billions)	$139.8	$129.9	$9.9	7.6
AUM (billions)	$54.1	$48.9	$5.2	10.6
Cash sweep balances (billions)	$3.0	$2.9	$0.1	3.4

•Retail commissions increased 6.1% from the prior year period primarily due to higher retail transaction volumes
•Advisory fees increased 10.0% from a year ago due to higher AUM during the billing period
•Bank deposit sweep income decreased $4.0 million from a year ago due to lower short-term interest rates
•Interest revenue decreased 2.9% from a year ago primarily due to lower short-term interest rates
•Other revenue was relatively flat compared to the prior year period
•Compensation expenses increased 30.2% from the prior year period primarily due to elevated expenses associated with stock appreciation rights ($22.3 million for the three-months-ended March 31, 2026) and higher production-related costs
•Non-compensation expenses were flat year-over-year
The following table provides a breakdown of the change in assets under management for the three months ended March 31, 2026:

(Expressed in millions)
	For the Three Months Ended March 31, 2026
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$47,553	$2,153	$(2,679)	$(493)	$46,534
Institutional fixed income (2)	930	19	(22)	(3)	924
Alternative investments:
Hedge funds (3)	4,910	52	(223)	(98)	4,641
Private equity funds (4)	1,616	120	(1)	64	1,799
Portfolio enhancement program (5)	231	15	(6)	0	240
Other	3	1	—	—	4
	$55,243	$2,360	$(2,931)	$(530)	$54,142
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

Capital Markets

Capital Markets reported revenue for the current quarter of $189.1 million, 53.4% higher when compared with the prior year period. Pre-tax income was $35.4 million compared with a pre-tax loss of $5.1 million a year ago.

('000s)	1Q-2026	1Q-2025	Change	% Change
Revenue	$189,122	$123,261	$65,861	53.4

Investment Banking	$94,209	$44,980	$49,229	109.4
Advisory fees	$62,997	$25,962	$37,035	142.7
Equities underwriting	$27,829	$13,399	$14,430	107.7
Fixed income underwriting	$2,692	$5,301	$(2,609)	(49.2)
Other	$691	$318	$373	117.3

Sales and Trading	$94,572	$76,879	$17,693	23.0
Equities	$45,583	$41,744	$3,839	9.2
Fixed Income	$48,989	$35,135	$13,854	39.4

Other	$341	$1,402	$(1,061)	(75.7)

Total Expenses	$153,681	$128,358	$25,323	19.7
Compensation	$112,639	$87,344	$25,295	29.0
Non-compensation	$41,042	$41,014	$28	0.1

Pre-tax Income (Loss)	$35,441	$(5,097)	$40,538	*

Compensation Ratio	59.6%	70.9%	(11.3)%	(15.9)
Non-compensation Ratio	21.7%	33.3%	(11.6)%	(34.8)
Pre-tax Margin	18.7%	(4.1)%	22.8%	(556.1)
* Not meaningful

•Advisory fees earned from investment banking activities increased 142.7% compared with the prior year period primarily due to higher placement fees in the technology sector and an increase in completed sell-side M&A transactions with larger associated fees in the financial institutions sector
•Equities underwriting fees increased 107.7% when compared with the prior year period, driven by higher new issuance volumes in the financial institutions sector
•Fixed income underwriting fees decreased by 49.2% from a year ago primarily due to lower public finance transaction revenue
•Equities sales and trading revenue increased 9.2% compared with the prior year period mostly due to higher overall trading volumes, including greater options-related commissions
•Fixed income sales and trading revenue increased 39.4% compared with a year ago largely due to higher volatility levels
•Compensation expenses increased 29.0% compared with the prior year period largely due to higher incentive compensation accruals and production-related costs
•Non-compensation expenses were flat year-over-year

Explanation of Non-GAAP Financial Measures

The Company included certain non-GAAP financial measures within Management's Discussion and Analysis to supplement the U.S. Generally Accepted Accounting Principles ("GAAP") financial information. Adjusted results begin with information prepared in accordance with U.S. GAAP, and such results are adjusted to exclude certain items. Specifically, we included non-GAAP measures that adjust the Company’s net income and earnings per share to exclude, or include, the expense associated with the settlement of the class action “cash sweep” litigation because management does not view this as ordinary-course litigation for the Company given the nature of the claims and the manner in which the action was brought.

We also included non-GAAP measures that exclude compensation expense related to the recurring, mark-to-market remeasurement of liability-based stock appreciation rights from net income and earnings per share because the period-to-period variability in this expense is largely driven by factors outside the Company’s direct control, including changes in the fair value of and underlying volatility levels in Oppenheimer Holdings Inc.’s Class A common stock price. For this reason, management expects to provide this non-GAAP measure in future reporting periods, subject to ongoing evaluation.

The Company believes that these non-GAAP financial measures provide additional useful information for investors because they permit investors to view the Company's financial performance measures on a basis consistent with how management views the operating performance of the Firm. These non-GAAP financial measures, when presented in conjunction with comparable U.S. GAAP measures, are also useful to investors when comparing the Company’s results across different financial reporting periods on a consistent basis.

The following tables reconcile our non-GAAP financial measures to their respective U.S. GAAP measures. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, as a substitute for, or superior to, the analysis of U.S. GAAP financial measures.

Net (Loss) Income Attributable to Oppenheimer Holdings Inc. and (Loss) Earnings Per Share U.S. GAAP Reconciliation

Reconciliation of net (loss) income attributable to Oppenheimer Holdings Inc. to adjusted net income attributable to Oppenheimer Holdings Inc., reconciliation of basic (loss) earnings per share to adjusted basic earnings per share, and reconciliation of diluted (loss) earnings per share to adjusted diluted earnings per share are as follows:

('000s, except per share amounts)	For the Three Months	For the Three Months
	Ended March 31, 2026	Ended March 31, 2025
Net (loss) income attributable to Oppenheimer Holdings Inc. (U.S. GAAP)	$(20,578)	$30,655
Non-GAAP adjustments:
Class action sweep litigation settlement	$70,000	$—
Liability-based stock appreciation rights expense	$22,285	$(2,742)
Tax impact of Non-GAAP adjustments (1)	$(24,216)	$714
Adjusted net income attributable to Oppenheimer Holdings Inc. (Non-GAAP)	$47,491	$28,627

Basic (loss) earnings per share (U.S. GAAP)	$(1.93)	$2.93
Impact of Non-GAAP adjustments	$6.39	$(0.19)
Adjusted basic earnings per share (Non-GAAP)	$4.46	$2.74

Diluted (loss) earnings per share (U.S. GAAP)	$(1.93)	$2.72
Impact of Non-GAAP adjustments	$6.14	$(0.18)
Adjusted diluted earnings per share (Non-GAAP)	$4.21	$2.54

Weighted average shares outstanding
Basic (U.S. GAAP and Non-GAAP)	10,642,909	10,465,771
Diluted (U.S. GAAP)	10,642,909	11,277,939
Diluted (Non-GAAP) (2)	11,288,897	11,277,939
(1) The tax impact is estimated using the statutory rates for the applicable entities
(2) Includes 645,988 shares which were previously anti-dilutive due to the net loss, however, the Non-GAAP adjustments result in adjusted net income and those shares are now dilutive

CRITICAL ACCOUNTING POLICIES
The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company's condensed consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2025.
The Company's accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in Note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the three months ended March 31, 2026, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2026, total assets increased by 2.5% from December 31, 2025. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has uncommitted arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At March 31, 2026, the Company had an outstanding bank call loan balance of $287.9 million compared to $76.8 million at December 31, 2025. The Company also has some availability of uncommitted short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $6.9 million and $382,612, respectively, at March 31, 2026. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

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

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivables from brokers, dealers and clearing organizations represent deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivables from customers represent margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $5.5 million in forgivable notes (which are inherently illiquid) to employees during the three months ended March 31, 2026 ($2.6 million for the three months ended March 31, 2025) as upfront inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention initiatives.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans, securities loaned and repurchase transactions. Bank call loans are generally payable on demand, uncommitted in nature and bear interest at various rates. At March 31, 2026, the Company had $287.9 million of bank call loans ($76.8 million at December 31, 2025). The average daily bank loan balance outstanding for the three months ended March 31, 2026 was $172.7 million ($277.3 million for the three months ended March 31, 2025). The largest daily bank loan balance outstanding for the three months ended March 31, 2026 was $349.3 million ($491.7 million for the three months ended March 31, 2025).
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
At March 31, 2026, securities loan balances totaled $320.2 million ($370.3 million at December 31, 2025 and $360.9 million at March 31, 2025). The average daily securities loan balance outstanding for the three months ended March 31, 2026 was $378.9 million ($359.2 million for the three months ended March 31, 2025, respectively). The largest daily stock loan balance for the three months ended March 31, 2026 was $468.7 million ($436.8 million for each of the three months ended March 31, 2025).
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
At March 31, 2026, the gross balances of reverse repurchase agreements and repurchase agreements were $193.9 million and $1,162.2 million, respectively. The average daily balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three months ended March 31, 2026 was $371.9 million and $1,190.8 million, respectively ($370.5 million and $1,044 million, respectively, for the three months ended March 31, 2025). The largest amount of reverse repurchase agreements and repurchase agreements outstanding on a gross basis during the three months ended March 31, 2026 was $734.4 million and $1,325.4 million, respectively ($663.5 million and $1,220 million, respectively, for the three months ended March 31, 2025).

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
During the three-months ended March 31, 2026, the Company entered into a settlement covering the “cash sweep” program litigation resulting in a future cash obligation of $70 million. Based on current liquidity levels and available sources of liquidity, management does not expect this settlement to have a material adverse effect on the Company’s liquidity position or ability to meet its ongoing cash requirements.
We have Company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. A portion of the assets underling these policies are invested in mutual funds that match those offered within the deferred compensation plans. As such, increases in deferred compensation costs recognized within Compensation and related expenses may be offset to a degree by increases in the cash surrender value of the Company-owned life insurance policies recognized within Other revenue and vice versa. Certain policies which could provide additional liquidity if needed had a cash surrender value of $106.1 million as of March 31, 2026.
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
Our primary long-term cash requirements include $179.9 million of operating lease obligations. The total cash requirement for operating lease obligations is estimated to be approximately $32.7 million for the remainder of 2026.
Funding Risk

(Expressed in thousands)
	For the Three Months Ended March 31,
	2026	2025
Cash used in operating activities	$(189,982)	$(91,740)
Cash provide by/(used in) investing activities	549	(359)
Cash provided by financing activities	185,629	95,645
Net (decrease)/increase in cash and cash equivalents	$(3,804)	$3,546
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
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. The arrival of artificial intelligence (“AI”) has made it easier for such actors to launch and successfully effectuate their desire to impact business operations or steal monetary assets. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but, in fact are from parties intent on attempting to steal. In other instances, these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of sophisticated defenses. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of client or Company funds or data concerning its clients, their financial affairs, as well as Company-privileged information.
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
For additional information on how risks from cybersecurity threats may adversely affect the Company, see “Item 1A. Risk Factors-Risks Related to Our Business” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
REGULATORY AND TAXATION MATTERS AND DEVELOPMENTS
See the discussion of the regulatory environment in which we operate and the impact on our operations of certain rules and regulations in Item 1 “Business - Regulation” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
Regulatory Capital Requirements
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of March 31, 2026, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See Note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Amendments to SEC Rule 15c3-3
On December 20, 2024, the SEC adopted rule amendments to SEC Rule 15c3-3 (the customer protection rule) to require certain broker-dealers, including those with average total credits (amounts owed to customers) equal to or greater than $500 million, to increase the frequency with which they perform computation of the net cash they owe customers and proprietary accounts of other broker-dealers ("PAB") from weekly to daily. Impacted entities must perform the customer and PAB reserve computations daily beginning no later than June 30, 2026. The new amendments will impact Oppenheimer, our broker-dealer subsidiary. The Company is prepared for the upcoming daily reporting.
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

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements or taxation policy that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah, the war with Iran and related unrest in the Middle East (including disruption of global energy supply chains and the closure or disruption of the Strait of Hormuz), Russia's invasion of Ukraine and related Western sanctions, recent U.S. military activity in Venezuela, and related uncertainty in global energy markets, and the potential for broader regional instability affecting global trade routes, commodity prices and financial markets, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business including but not limited to risks associated with the use of artificial intelligence, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, inflation, immigration, impact of tariffs, tariff reversals and trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff's complaint purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. Plaintiff alleges breaches of the terms and conditions of the ABD program and implied covenant of good faith and fair dealing, breach of fiduciary duties, violation of New York General Business Law (the “GBL”), negligence, negligent misrepresentations and unjust enrichment. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. Specifically, Oppenheimer's motion to dismiss plaintiff's causes of action for breach of fiduciary duty for non-advisory clients, unjust enrichment, negligence and negligent misrepresentation were granted, while the motion to dismiss causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, breach of fiduciary duty for advisory clients and violation of the GBL were denied. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing, and violation of the GBL. The Court held that plaintiff did not have standing to assert a class claim for breach of fiduciary duty, but granted plaintiff leave to amend the complaint by December 22, 2025 to include a plaintiff with standing. Plaintiff did not amend its complaint. On December 22, 2025, Oppenheimer filed a petition for permission to appeal the decision granting class certification with the U.S. Court of Appeals for the Second Circuit ("Court of Appeals"), which petition is currently pending. On March 30, 2026 Oppenheimer and plaintiff each filed a motion for summary judgment, which motions are currently pending. The case was scheduled for trial commencing in June 2026. Both the petition for permission to appeal and the motions for summary judgment are being held in abeyance by the Appeals Court and the District Court respectively, pending the approval of the settlement discussed below.
On April 24, 2026 the parties entered into a settlement of the litigation. The terms of the agreement are set forth in a binding term sheet executed by representatives for plaintiffs and Oppenheimer. Pursuant to the agreement, Oppenheimer has agreed to pay $70 million in full settlement of the claims asserted in the litigation. The settlement amount would be paid into an escrow account ten business days after receiving preliminary approval by the District Court of the settlement which the Company expects will take sixty to ninety days. The Settlement Agreement provides that the Company will receive a release from any and all claims arising from the facts and circumstances alleged in the litigation. The settlement remains subject to approval by the District Court. The parties have agreed to finalize formal settlement documentation and file a Stipulation of Settlement and motion for preliminary approval within 60 days of execution of the Settlement Agreement. The settlement contemplates that the resolution of the matter would be without any admission of liability or wrongdoing by the Company.
The agreement is subject to the negotiation, execution, and delivery of a definitive settlement agreement and both preliminary and final approval by the District Court. There can be no assurance that a definitive settlement agreement will be executed or that the District Court will approve the proposed settlement on its current or any other terms. If a definitive settlement agreement is executed and District Court approval is obtained, the settlement would resolve all claims asserted against the Company in the litigation. The Company expects that the amount of the settlement will be fully tax deductible.

Item 1A. RISK FACTORS

During the three months ended March 31, 2026, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended March 31, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1 - 31, 2026	—	—	—	451,601
February 1 - 28, 2026	—	—	—	451,601
March 1 - 31, 2026	—	—	—	451,601
Q1 2026 Total	—	—	—	451,601

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Non-controlling Interests for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 1st day of May, 2026

By: /s/ Robert S. Lowenthal
Robert S. Lowenthal, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)