Form 10-Q
period 2026-06-30
OPPENHEIMER HOLDINGS INC
filed 2026-07-31
CIK 791963

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Table of Content
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on July 30, 2026 was 10,608,340 and 99,665 shares, respectively.

Table of Content

OPPENHEIMER HOLDINGS INC.

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$38,453	$38,405
Deposits with clearing organizations	158,268	107,607
Receivables from brokers, dealers and clearing organizations	317,228	260,001
Receivables from customers, net of allowance for credit losses of $166 ($131 in 2025)	1,550,773	1,415,049
Income tax receivables	5,997	1,406
Securities owned, including amounts pledged of $1,226,378 ($1,179,503 in 2025), at fair value	1,532,557	1,250,802
Notes receivable, net	53,482	57,965
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $106,912 ($101,962 in 2025)	29,356	32,402
Right-of-use lease assets, net of accumulated amortization of $150,336 ($137,005 in 2025)	108,822	119,111
Company-owned life insurance	115,874	109,094
Goodwill	143,607	143,607
Intangible assets	34,709	35,042
Other assets	141,600	151,924
Total Assets	$4,230,726	$3,722,415
Liabilities and Stockholders' Equity
Liabilities
Drafts payable	$7,181	$18,347
Bank call loans	349,900	76,800
Payables to brokers, dealers and clearing organizations	623,451	397,997
Payables to customers	423,779	393,694
Securities sold under agreements to repurchase	983,116	997,192
Securities sold but not yet purchased, at fair value	250,824	175,712
Accrued compensation	346,537	374,420
Income tax payable	275	15,640
Accounts payable and other liabilities	69,266	73,600
Lease liabilities	141,185	154,928
Deferred tax liabilities, net of deferred tax assets of $59,589 ($50,032 in 2025)	38,557	47,056
Total Liabilities	3,234,071	2,725,386
Commitments and contingencies (Note 13)
Stockholders' Equity
Common stock ($0.001 par value per share): Class A: shares issued and outstanding: 10,608,340 and 10,387,575 as of June 30, 2026 and December 31, 2025, respectively Class B: shares issued and outstanding: 99,665 as of each of June 30, 2026 and December 31, 2025	11	10
Additional paid-in capital	28,124	32,703
Retained earnings	950,117	947,413
Accumulated other comprehensive income	5,188	3,697
Total Oppenheimer Holdings Inc. stockholders' equity	983,440	983,823
Noncontrolling interest	13,215	13,206
Total Stockholders' Equity	996,655	997,029
Total Liabilities and Stockholders' Equity	$4,230,726	$3,722,415
The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands, except number of shares and per share amounts)	2026	2025	2026	2025
Revenue
Commissions	$127,538	$110,025	$255,879	$220,903
Advisory fees	145,565	125,628	287,283	254,431
Investment banking	84,332	43,533	182,052	91,156
Bank deposit sweep income	24,955	28,654	51,073	58,729
Interest	39,293	38,017	76,824	74,386
Principal transactions, net	16,239	14,532	27,026	23,507
Other	16,954	12,789	19,834	17,891
Total revenue	454,876	373,178	899,971	741,003
Expenses
Compensation and related expenses	$307,141	$239,074	603,142	466,165
Communications and technology	27,836	26,204	54,402	52,386
Occupancy and equipment costs	15,507	15,578	31,282	31,587
Clearing and exchange fees	7,969	7,041	14,330	14,793
Interest	19,882	22,529	38,568	43,925
Other (1)	37,096	30,542	145,803	58,561
Total expenses	415,431	340,968	887,527	667,417

Pre-tax income	39,445	32,210	12,444	73,586
Income tax provision	12,094	10,536	5,662	21,257
Net income	$27,351	$21,674	$6,782	$52,329

Net income attributable to noncontrolling interest, net of tax	—	—	9	—
Net income attributable to Oppenheimer Holdings Inc.	$27,351	$21,674	$6,773	$52,329

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$2.55	$2.06	$0.63	$4.99
Diluted	$2.38	$1.91	$0.60	$4.63

Weighted average shares outstanding
Basic	10,708,005	10,520,219	10,675,637	10,493,145
Diluted	11,483,286	11,349,049	11,380,760	11,308,979

Period end shares outstanding	10,708,005	10,517,924	10,708,005	10,517,924
(1) Included in other expenses for the six months ended June 30, 2026 was a $70 million expense related to the settlement of the “cash sweep” program litigation. See Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Expressed in thousands)	2026	2025	2026	2025
Net income	$27,351	$21,674	$6,782	$52,329
Other comprehensive income, net of tax
Currency translation adjustment	1,278	2,146	1,491	1,659
Comprehensive income	28,629	23,820	8,273	53,988
Net income attributable to noncontrolling interests	—	—	9	—
Comprehensive attributable to Oppenheimer Holdings Inc.	$28,629	$23,820	$8,264	$53,988

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (unaudited)

(Expressed in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Common stock ($0.001 par value per share)
Balance at beginning of period	$11	$10	$10	$10
Issuance of Class A non-voting common stock	—	—	1	—
Balance at end of period	11	10	11	10
Additional paid-in capital
Balance at beginning of period	23,597	23,331	32,703	29,733
Issuance of Class A non-voting common stock	—	77	8,261	6,276
Repurchase of Class A non-voting common stock for cancellation	—	—	—	(90)
Share-based expense	4,527	3,320	8,478	6,778
Vested employee share plan awards	—	(152)	(21,318)	(16,121)
Balance at end of period	28,124	26,576	28,124	26,576
Retained earnings
Balance at beginning of period	924,908	848,721	947,413	819,961
Repurchase of Class A non-voting common stock for cancellation	—	(580)	—	(580)
Net income (1)	27,351	21,674	6,773	52,329
Dividends declared	(2,142)	(1,893)	(4,069)	(3,788)
Balance at end of period	950,117	867,922	950,117	867,922
Accumulated other comprehensive income
Balance at beginning of period	3,910	204	3,697	691
Currency translation adjustment	1,278	2,146	1,491	1,659
Balance at end of period	5,188	2,350	5,188	2,350
Total Oppenheimer Holdings Inc. stockholders' equity	$983,440	$896,858	$983,440	$896,858
Noncontrolling interest
Balance at beginning of period	13,215	—	13,206	—
Net income attributable to noncontrolling interest	—	—	9	—
Balance at end of period	13,215	—	13,215	—
Total stockholders' equity	$996,655	$896,858	$996,655	$896,858

Dividends declared per share	$0.20	$0.18	$0.38	$0.36

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JUNE 30,

(Expressed in thousands)	2026	2025
Cash flows from operating activities
Net income	$6,782	$52,329
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	5,076	5,527
Deferred income taxes	(8,623)	1,874
Amortization of intangible assets	333	333
Amortization of notes receivable	8,087	8,968
Provision for (reversal of) credit losses	34	(6)
Paid-in-kind interest	(179)	(52)
Share-based compensation	55,674	12,316
Amortization of right-of-use lease assets	13,604	12,901
Decrease (increase) in operating assets:
Deposits with clearing organizations	(50,661)	(44,123)
Receivables from brokers, dealers and clearing organizations	(57,227)	(48,703)
Receivables from customers	(135,758)	(72,678)
Income tax receivable	(4,591)	(1,164)
Securities owned	(281,576)	(148,712)
Notes receivable	(3,604)	(5,353)
Company-owned life insurance	(6,780)	(5,217)
Other assets	10,217	7,291
Increase (decrease) in operating liabilities:
Drafts payable	(11,166)	(9,533)
Payables to brokers, dealers and clearing organizations	225,454	273,363
Payables to customers	30,085	5,700
Securities sold under agreements to repurchase	(14,076)	(78,631)
Securities sold but not yet purchased	75,112	104,449
Accrued compensation	(75,062)	(104,109)
Income tax payable	(15,365)	(3,789)
Accounts payable and other liabilities	(10,797)	(14,652)
Cash used in operating activities	(245,007)	(51,671)
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(2,030)	(2,808)
Proceeds from the settlement of company-owned life insurance	1,598	1,549
Cash used in investing activities	(432)	(1,259)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(14,556)	(3,788)
Repurchase of Class A non-voting common stock for cancellation	—	(671)
Payments for employee taxes withheld related to vested share-based awards	(13,057)	(9,843)
Increase in bank call loans	273,100	71,700
Cash provided by financing activities	245,487	57,398
Net increase in cash and cash equivalents	48	4,468

Table of Content

(Expressed in thousands)	2026	2025
Cash and cash equivalents, beginning of period	38,405	33,150
Cash and cash equivalents, end of period	$38,453	$37,618

Schedule of non-cash financing activities
Employee share plan issuance	$14,338	$10,396

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$19,723	$21,965
Cash paid during the period for income taxes, net	34,032	24,195

The accompanying notes are an integral part of these condensed consolidated financial statements

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Organization
Oppenheimer Holdings Inc. ("OPY" or the "Parent") is incorporated under the laws of the State of Delaware. The condensed consolidated financial statements include the accounts of OPY and its consolidated subsidiaries (together, the "Company"). Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full-service broker-dealer that is engaged in a broad range of activities in the financial services industry, including retail securities brokerage, institutional sales and trading, investment banking (corporate and public finance), equity and fixed income research, market-making, trust services, and investment advisory and asset management services.

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

Oppenheimer owns Oppenheimer Israel (OPCO) Ltd., based in Tel Aviv, Israel, which provides investment services in the State of Israel and operates subject to the authority of the Israel Securities Authority. In addition, Oppenheimer (Switzerland) AG, based in Zurich, Switzerland, was formed in late 2025 and has not yet commenced substantive operations. Upon completion of its registration with the Swiss Financial Market Supervisory Authority (“FINMA”), and receipt of other customary approvals, it intends to provide wealth management services to non-U.S. high net worth and ultra-high net worth clients.

2.    Summary of significant accounting policies and estimates
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

As of June 30, 2026, the Company had $53.5 million of notes receivable ($58.0 million as of December 31, 2025). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate may be adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three and six months ended June 30, 2026, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of June 30, 2026, the balance of defaulted notes was $3.1 million and the allowance for uncollectibles was $2.4 million. The allowance for uncollectibles consisted of $2.0 million related to defaulted notes balances (five years and older) and $0.4 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of June 30, 2026:

(Expressed in thousands)
As of June 30, 2026

2026	$82
2025	298
2024	136
2023	405
2022	141
2021 and prior	2,006
Total	$3,068

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and six months ended June 30, 2026 and 2025:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$2,552	$2,983	$2,117	$2,815
Additions	—	128	351	296
Reversal	(84)	—	—	—
Write-offs	(63)	(255)	(63)	(255)
Ending balance	$2,405	$2,856	$2,405	$2,856

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

As of June 30, 2026, the Company had right-of-use operating lease assets of $108.8 million (net of accumulated amortization of $150.3 million) which are comprised of real estate leases of $105.8 million (net of accumulated amortization of $148.1 million) and equipment leases of $3.0 million (net of accumulated amortization of $2.2 million). As of June 30, 2026, the Company had operating lease liabilities of $141.2 million which are comprised of real estate lease liabilities of $138.2 million and equipment lease liabilities of $3.0 million. The Company had no finance leases as of June 30, 2026.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of June 30, 2026 and December 31, 2025, respectively:

	As of
	June 30, 2026	December 31, 2025

Weighted average remaining lease term (in years)	5.29	5.57
Weighted average discount rate	7.35%	7.36%

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents operating lease costs recognized for the three and six months ended June 30, 2026 and June 30, 2025, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,448	$6,094	$12,778	$12,051
Real estate leases - Interest expense	2,553	3,019	5,241	6,148
Equipment leases - Right-of-use lease asset amortization	416	425	826	849
Equipment leases - Interest expense	52	48	101	93

The maturities of lease liabilities as of June 30, 2026 and December 31, 2025 are as follows:

(Expressed in thousands)
	As of
	June 30, 2026	December 31, 2025
2026	$22,196	$43,665
2027	41,933	40,976
2028	27,589	26,884
2029	20,671	20,251
2030	17,701	17,429
After 2030	41,190	40,674
Total lease payments	171,280	189,879
Less interest	(30,095)	(34,951)
Present value of lease liabilities	$141,185	$154,928

As of June 30, 2026, the Company had $11.3 million of additional real estate operating leases that have not yet commenced ($9.5 million as of December 31, 2025).

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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and six months ended June 30, 2026 and 2025:

(Expressed in thousands)	For the Three Months Ended June 30, 2026
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$50,806	$68,209	$12	$119,027
Mutual fund and insurance income	8,505	1	5	8,511
Advisory fees	145,549	—	16	145,565
Investment banking - capital markets	3,551	22,644	—	26,195
Investment banking - advisory	1	58,136	—	58,137
Bank deposit sweep income	24,955	—	—	24,955
Other	4,783	874	1,309	6,966
Total revenue from contracts with customers	238,150	149,864	1,342	389,356
Other sources of revenue:
Interest	21,921	16,010	1,362	39,293
Principal transactions, net	2,753	13,150	336	16,239
Other	9,847	139	2	9,988
Total other sources of revenue	34,521	29,299	1,700	65,520
Total revenue	$272,671	$179,163	$3,042	$454,876

(Expressed in thousands)	For the Three Months Ended June 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$47,203	$55,217	$13	$102,433
Mutual fund and insurance income	7,585	1	6	7,592
Advisory fees	125,610	—	18	125,628
Investment banking - capital markets	2,758	18,288	—	21,046
Investment banking - advisory	—	22,487	—	22,487
Bank deposit sweep income	28,654	—	—	28,654
Other	3,620	547	1,398	5,565
Total revenue from contracts with customers	215,430	96,540	1,435	313,405
Other sources of revenue:
Interest	21,943	14,252	1,822	38,017
Principal transactions, net	1,973	12,051	508	14,532
Other	7,075	138	11	7,224
Total other sources of revenue	30,991	26,441	2,341	59,773
Total revenue	$246,421	$122,981	$3,776	$373,178

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Six Months Ended June 30, 2026
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$102,373	$136,150	$26	$238,549
Mutual fund and insurance income	17,317	2	11	17,330
Advisory fees	287,243	—	40	287,283
Investment banking - capital markets	7,486	53,165	—	60,651
Investment banking - advisory	268	121,133	—	121,401
Bank deposit sweep income	51,073	—	—	51,073
Other	8,994	921	2,526	12,441
Total revenue from contracts with customers	474,754	311,371	2,603	788,728
Other sources of revenue:
Interest	42,784	31,428	2,612	76,824
Principal transactions, net	1,859	25,053	114	27,026
Other	6,954	433	6	7,393
Total other sources of revenue	51,597	56,914	2,732	111,243
Total revenue	$526,351	$368,285	$5,335	$899,971

(Expressed in thousands)	For the Six Months Ended June 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$95,970	109,165	25	$205,160
Mutual fund and insurance income	15,729	2	12	15,743
Advisory fees	254,402	—	29	254,431
Investment banking - capital markets	5,720	36,987	—	42,707
Investment banking - advisory	—	48,449	—	48,449
Bank deposit sweep income	58,729	—	—	58,729
Other	7,969	1,655	2,711	12,335
Total revenue from contracts with customers	438,519	196,258	2,777	637,554
Other sources of revenue:
Interest	43,428	27,706	3,252	74,386
Principal transactions, net	1,386	21,846	275	23,507
Other	5,074	432	50	5,556
Total other sources of revenue	49,888	49,984	3,577	103,449
Total revenue	$488,407	$246,242	$6,354	$741,003

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
The Company had receivables related to revenue from contracts with customers of $52.3 million and $72.8 million at June 30, 2026 and December 31, 2025, respectively. The Company had no significant impairments related to these receivables during the three and six months ended June 30, 2026.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	June 30, 2026	December 31, 2025
Receivables
Commission (1)	$9,538	$5,011
Mutual fund and insurance income (2)	6,125	6,106
Advisory fees (3)	4,555	24,166
Bank deposit sweep income (4)	3,704	3,876
Investment banking fees (5)	23,256	25,414
Other	5,146	8,221
Total receivables	$52,324	$72,794
Deferred revenue (payables):
Investment banking fees (6)	$1,440	$286
Software license fees (7)	2,395	1,846
IRA fees (8)	1,372	—
	$5,207	$2,132

(1)Commissions earned but not yet received
(2)Mutual fund and insurance income earned but not yet received
(3)Management and performance fees earned but not yet received
(4)Fees earned from FDIC-insured bank deposit program but not yet received
(5)Underwriting revenue and advisory fees earned but not yet received
(6)Retainer fees and fees received from certain advisory transactions where the performance obligations have not yet been satisfied
(7)Software license fees received upfront from customers and recognized ratably over the contract period
(8)Fees received in advance on an annual basis

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average number of shares outstanding	10,708,005	10,520,219	10,675,637	10,493,145
Net dilutive effect of share-based awards, treasury stock method (1)	775,281	828,830	705,123	815,834
Diluted weighted average number of shares outstanding	11,483,286	11,349,049	11,380,760	11,308,979

Net income attributable to Oppenheimer Holdings Inc.	$27,351	$21,674	$6,773	$52,329

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	2.55	2.06	$0.63	4.99
Diluted	2.38	1.91	$0.60	4.63
(1) For the three and six months ended June 30, 2026, there were no shares of Class A Stock with anti-dilutive effect under share-based compensation arrangements but not yet issued or vested. For the three months ended June 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 199,850 shares of Class A Stock granted under share-based compensation arrangements but not yet issued or vested. For the six months ended June 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 202,475 shares of Class A Stock granted under share-based compensation arrangements but not yet issued or vested.

7.    Receivables from and payables to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	June 30, 2026	December 31, 2025
Receivables from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$154,634	$160,006
Receivables from brokers	54,320	51,080
Securities failed to deliver	43,866	2,583
Clearing organizations	56,929	27,215
Trade date receivables, net	—	14,800
Other	7,479	4,317
Total	$317,228	$260,001
Payables to brokers, dealers and clearing organizations consisting of:
Securities loaned	$392,375	$370,331
Payables to brokers	3,907	728
Securities failed to receive	36,095	18,937
Trade date payables, net	181,210	—
Clearing organizations and other	9,864	8,001
Total	$623,451	$397,997

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
In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company valued a convertible note using a discounted cash flow model and warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of June 30, 2026, the Company had $2.2 million ($2.1 million as of December 31, 2025) and $1.2 million ($1.2 million as of December 31, 2025) of convertible note and warrants, respectively, in Level 3 assets. Additionally, as of each of June 30, 2026 and December 31, 2025, the Company classified a $17.0 million equity security associated with a consolidated private equity fund sponsored by the Company within Level 3 of the fair value hierarchy due to unobservable pricing inputs.
Derivative financial instruments
The Company classifies exchange-traded derivative financial instruments such as futures contracts in Level 1 of the valuation hierarchy. Some of our derivative positions, such as to-be-announced ("TBA") securities, are valued using models that use observable market parameters, and we classify them in Level 2 of the valuation hierarchy.
Loans
The fair value of loans is estimated using recently executed transactions and current price quotations, which are usually observable. When observable pricing information is not available, fair value is generally determined based on cash flow models using discounted cash flow models, competitor comparable data and other valuation metrics. As of June 30, 2026 and December 31, 2025, the Company had $148,000 and $653,000 of loans, respectively, in Level 2 assets.
Other
The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment using observable market data, including comparable company transactions, to derive an implied market-multiple. During the three months ended June 30, 2026, the investment was reclassified from Level 2 to Level 3 based on the Company's assessment of the observability of certain valuation inputs used in estimating fair value. As of June 30, 2026 and December 31, 2025, the fair value of this investment was $6.3 million and $6.3 million, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of each of June 30, 2026 and December 31, 2025, the Company had no trade claims.

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
The following table provides information about the Company's investments in Company-sponsored funds as of June 30, 2026:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity funds (1)	$10,738	$741	N/A	N/A
	$10,738	$741
(1) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities

The following table provides information about the Company's investments in Company-sponsored funds as of December 31, 2025:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity funds (1)	$5,555	$741	N/A	N/A
	$5,555	$741
(1) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

(Expressed in thousands)	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$37,408	$—	$—	$37,408
Securities owned:
U.S. Treasury securities	1,211,878	—	—	1,211,878
U.S. Agency securities	—	6,153	—	6,153
Sovereign obligations	—	740	—	740
Corporate debt and other obligations	—	36,914	2,242	39,156
Mortgage and other asset-backed securities	—	2,229	—	2,229
Municipal obligations	—	229,181	—	229,181
Convertible bonds	—	6,974	—	6,974
Corporate equities	30,063	—	1,170	31,233
Money markets	5,000	13	—	5,013
Securities owned, at fair value	1,246,941	282,204	3,412	1,532,557
Investments (1)	1,622	4,301	23,286	29,209
Loans (1)	—	148	—	148
Total	$1,285,971	$286,653	$26,698	$1,599,322
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$229,891	$—	$—	$229,891
U.S. Agency securities	—	1	—	1
Sovereign obligations	—	6,903	—	6,903
Corporate debt and other obligations	—	561	—	561
Convertible bonds	—	7,642	—	7,642
Corporate equities	5,826	—	—	5,826
Securities sold but not yet purchased, at fair value	235,717	15,107	—	250,824
Derivative contracts: (2)
Futures	4,889	—	—	4,889
Derivative contracts, total	4,889	—	—	4,889
Total	$240,606	$15,107	$—	$255,713

(1) Included in other assets on the condensed consolidated balance sheet
(2) Included in receivables from / payables to brokers, dealers and clearing organizations on the condensed consolidated balance sheet

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
(1) Included in other assets on the condensed consolidated balance sheet
(2) Included in receivables from / payables to brokers, dealers and clearing organizations
(3) Represents auction rate securities that failed in the auction rate market

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025:

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2026
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate debt and other obligations	$2,153	$89	$—	$—	$—	$2,242
Corporate equities	1,170	—	—	—	—	1,170
Other debt securities (1)	128	—	—	(128)	—	—
Investments (3)	17,000	—	—	—	6,286	23,286
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement except amounts for corporate debt and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement
(3) Includes $17 million of equity security associated with a consolidated private equity fund sponsored by the Company

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Three Months Ended June 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate equities	$—	$20	$1,170	$—	$—	$1,190
Corporate debt and other obligations	—	32	1,830	—	—	1,862
Other debt securities (1)	128	—	—	—	—	128
Trade claims	3,218	957	—	(4,175)	—	—
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2026
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate debt and other obligations	$2,064	$178	$—	—	$—	$2,242
Corporate equities	1,170	—	—	—	—	1,170
Other debt securities (1)	128	—	—	(128)	—	—
Investments (3)	17,000	—	—	—	6,286	23,286
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement except amounts for corporate debt and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement
(3) Includes $17 million of equity security associated with a consolidated private equity fund sponsored by the Company

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Six Months Ended June 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate equities	$—	$20	$1,170	$—	$—	$1,190
Corporate debt and other obligations	—	32	1,830	—	—	1,862
Other debt securities (1)	2,652	206	—	(2,730)	—	128
Trade claims	2,684	957	534	(4,175)	—	—
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement

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

Assets and liabilities not measured at fair value as of June 30, 2026:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,453	$38,453	$—	$—	$38,453
Deposits with clearing organizations	120,860	120,860	—	—	120,860
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	154,634	—	154,634	—	154,634
Receivables from brokers	54,320	—	54,320	—	54,320
Securities failed to deliver	43,866	—	43,866	—	43,866
Clearing organizations	56,929	—	56,929	—	56,929
Other	7,479	—	7,479	—	7,479
	317,228	—	317,228	—	317,228
Receivables from customers	1,550,773	—	1,550,773	—	1,550,773
Notes receivable, net	53,482	—	53,482	—	53,482
Company-owned life insurance	115,874	—	115,874	—	115,874
Investments (1)	2,441	—	2,441	—	2,441
(1) Included within other assets on the condensed consolidated balance sheet

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$7,181	$7,181	$—	$—	$7,181
Bank call loans	349,900	—	349,900	—	349,900
Payables to brokers, dealers and clearing organizations:
Securities loaned	392,375	—	392,375	—	392,375
Payables to brokers	3,907	—	3,907	—	3,907
Securities failed to receive	36,095	—	36,095	—	36,095
Trade date payables, net	181,210	—	181,210	—	181,210
Clearing organization and other	4,975	—	4,975	—	4,975
	618,562	—	618,562	—	618,562
Payables to customers	423,779	—	423,779	—	423,779
Securities sold under agreements to repurchase	983,116	—	983,116	—	983,116

Assets and liabilities not measured at fair value as of December 31, 2025:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,405	$38,405	$—	$—	$38,405
Deposits with clearing organizations	79,611	79,611	—	—	79,611
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	160,006	—	160,006	—	160,006
Receivables from brokers	51,080	—	51,080	—	51,080
Securities failed to deliver	2,583	—	2,583	—	2,583
Clearing organizations	27,215	—	27,215	—	27,215
Trade date receivables, net	14,800	—	14,800	—	14,800
Other	4,283	—	4,283	—	4,283
	259,967	—	259,967	—	259,967
Receivables from customers	1,415,049	—	1,415,049	—	1,415,049
Notes receivable, net	57,965	—	57,965	—	57,965
Company-owned life insurance	109,094	—	109,094	—	109,094
Investments (1)	2,114	—	2,114	—	2,114
(1) Included within other assets on the condensed consolidated balance sheet

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$18,347	$18,347	$—	$—	$18,347
Bank call loans	76,800	—	76,800	—	76,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	370,331	—	370,331	—	370,331
Payables to brokers	728	—	728	—	728
Securities failed to receive	18,937	—	18,937	—	18,937
Clearing organizations and other	7,841	—	7,841	—	7,841
	397,837	—	397,837	—	397,837
Payables to customers	393,694	—	393,694	—	393,694
Securities sold under agreements to repurchase	997,192	—	997,192	—	997,192
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of June 30, 2026 and December 31, 2025 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of June 30, 2026
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$75	$—
		$75	$—
Liabilities:
Derivatives not designated as hedging instruments (1)
Commodity contracts	Futures	$14,645,000	$4,889
Other contracts	TBAs	75	—
		$14,645,075	$4,889
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and six months ended June 30, 2026 and 2025:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended June 30, 2026
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$3,309
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(22)
Other contracts	TBAs	Principal transactions revenue, net	36
			$3,323
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
			$409

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Six Months Ended June 30, 2026
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$7,238
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(20)
Other contracts	TBAs	Principal transactions revenue, net	34
			$7,252
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
The Company obtains short-term borrowings primarily through bank call loans, securities loaned and repurchase transactions. Bank call loans are generally payable on demand and bear interest at various rates. As of June 30, 2026, the outstanding balance of bank call loans was $349.9 million ($76.8 million as of December 31, 2025). As of June 30, 2026, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $37.5 million and $352.0 million, respectively.
As of June 30, 2026, the Company had approximately $2.1 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $333.7 million under securities loan agreements.
As of June 30, 2026, the Company had pledged $770.9 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of June 30, 2026, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of June 30, 2026:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,225,282
Securities loaned:
Corporate equities	392,375
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,617,657
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of June 30, 2026 and December 31, 2025:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2026
(Expressed in thousands)				Gross Amounts Not Offset on the Condensed Balance Sheet
	Gross Amounts	Gross Amounts Offset on the Condensed Balance Sheet	Net Amounts Presented on the Condensed Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amounts
Assets
Reverse purchase agreements	$242,167	$(242,167)	$—	$—	$—	$—
Securities borrowed (1)	154,634	—	154,634	(151,384)	—	3,250
Liabilities
Repurchase agreements	$1,225,282	$(242,167)	$983,115	$(983,115)	$—	$—
Securities loaned (2)	392,375	—	392,375	(383,566)	—	8,809

As of December 31, 2025
(Expressed in thousands)				Gross Amounts Not Offset on the Condensed Balance Sheet
	Gross Amounts	Gross Amounts Offset on the Condensed Balance Sheet	Net Amounts Presented on the Condensed Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amounts
Assets
Reverse purchase agreements	$175,765	$(175,765)	$—	$—	$—	$—
Securities borrowed (1)	160,006	—	160,006	(152,278)	—	7,728
Liabilities
Repurchase agreements	$1,172,957	$(175,765)	$997,192	$(997,192)	$—	$—
Securities loaned (2)	370,331	—	370,331	(357,814)	—	12,517
(1)Included in receivables from brokers, dealers and clearing organizations on the condensed consolidated balance sheet
(2)Included in payables to brokers, dealers and clearing organizations on the condensed consolidated balance sheet

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of June 30, 2026, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $151.5 million ($153.3 million as of December 31, 2025) and $242.2 million ($175.8 million as of December 31, 2025), respectively, of which the Company has sold and re-pledged approximately $44.8 million ($49.1 million as of December 31, 2025) under securities loaned transactions and $242.2 million under repurchase agreements ($175.8 million as of December 31, 2025).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.2 billion, as presented on the face of the condensed consolidated balance sheet as of June 30, 2026 ($1.2 billion as of December 31, 2025).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivables from brokers, dealers and clearing organizations as of June 30, 2026 were receivables related to securities borrowed transactions from three major U.S. broker-dealers totaling approximately $81.5 million. Included in receivables from customers as of June 30, 2026 were fully secured margin loans from our two largest customer accounts totaling approximately $659.7 million, comprising 43.8% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of the FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of June 30, 2026 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of June 30, 2026, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In the normal course of business, the Company may sponsor and serve as the general partner or managing member of hedge funds and private equity funds established for the purpose of providing alternative investments to both its institutional and qualified retail clients. Upon initial formation, the Company or its affiliates may provide loans to these funds to finance the purchase of underlying investments. These loans generally mature in 90 days or less and are repaid by the funds when the underlying fund interests are sold to qualified clients. Depending on the facts and circumstances, the sponsored investment funds may be considered VIEs, as the loans are considered variable interests. In November 2025, such a loan (the "Loan") was made to a private equity fund (the "Fund"). As of December 31, 2025, $5.0 million of the Loan was outstanding. On March 31, 2026, the Loan was converted into equity interests in the Fund. The Company determined that the Fund meets the definition of a VIE because a simple majority of the underlying investors (equity holders) do not have the ability to remove the Managing Member and the Company has power and potential to absorb gains and losses that could potentially be significant to the Fund. Since an affiliate of the Company serves as the Managing Member and has the power to direct the activities that most significantly impact the Fund's economic performance, the Company concluded it is the primary beneficiary and consolidated the Fund as of each of June 30, 2026 and December 31, 2025. The assets of the VIE can only be used to settle the obligations of the VIE. The following table sets forth the total assets and liabilities of the VIE consolidated on our condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities of consolidated VIE

(Expressed in thousands)	As of
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$250	$250
Other assets	18,372	18,350
Total Assets	$18,622	$18,600
Liabilities
Other liabilities	$57	$34
Total Liabilities	$57	$34

As of each of June 30, 2026 and December 31, 2025, assets and liabilities in the Company's condensed consolidated balance sheets related to a VIE where the Company is not the primary beneficiary were included in Securities owned, at fair value on the condensed consolidated balance sheet and primarily related to a convertible note and equity security warrant issued by a VIE.

Assets and liabilities of unconsolidated VIE
The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to the unconsolidated VIE.

(Expressed in thousands)	As of
	June 30, 2026	December 31, 2025
Assets	$3,412	$3,234
Liabilities	—	—
Unfunded commitments	—	—
Maximum loss exposure	$3,412	$3,234

11. Income taxes
The effective income tax rate for the three and six months ended June 30, 2026 was 30.7% and 45.5%, respectively, compared with 32.7% and 28.9% for the three and six months ended June 30, 2025, respectively, and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The effective tax rate for the second quarter of 2026 was lower primarily due to fewer nondeductible foreign losses during the current period.

12.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Class A Stock outstanding, beginning of period	10,608,340	10,425,830	10,387,575	10,231,736
Issued pursuant to share-based compensation plans	—	2,284	220,765	197,908
Repurchased and cancelled	—	(9,855)	—	(11,385)
Class A Stock outstanding, end of period	10,608,340	10,418,259	10,608,340	10,418,259
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
During the three months ended March 31, 2025, the Company purchased and canceled an aggregate of 1,530 shares of Class A Stock for a total consideration of $80,950 ($58.79 per share) under this share repurchase program.

During the year ended December 31, 2025, the Company purchased and canceled an aggregate of 46,292 shares of Class A Stock for a total consideration of $3.0 million ($64.36 per share) under its share repurchase program. As of December 31, 2025,
451,601 shares remained available to be purchased under the share repurchase program.
During the three and six months ended June 30, 2026, the Company did not purchase any shares of Class A Stock under its share repurchase program. As of June 30, 2026, 451,601 shares remained available to be purchased under the share repurchase program.
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
On July 31, 2026, the Company announced a quarterly dividend in the amount of $0.20 per share, payable on August 28, 2026 to holders of Class A Stock and Class B Stock of record on August 14, 2026.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.    Commitments and Contingencies
Commitments
The Company had capital commitments of $0.7 million with respect to unfunded obligation in private equity funds sponsored by the Company and $11.3 million of commitments related to additional operating leases that have not yet commenced.

As of June 30, 2026, the Company had no collateralized or uncollateralized letters of credit outstanding.

In the normal course of business, the Company enters into commitments for debt and equity underwritings. As of June 30, 2026, the Company had certain open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

proceedings and the attendant uncertainty of the various potential outcomes of such proceedings. Accordingly, the Company's estimate will change from time to time, and actual losses may be more than the current estimate.
On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing. The case was scheduled for trial commencing in June 2026.
On April 24, 2026 the parties entered into a settlement of the litigation pursuant to which Oppenheimer agreed to pay $70 million in full and final settlement of all claims brought in the litigation. On May 13, 2026, Plaintiff filed in the district court a Motion for Preliminary Approval of Class Action Settlement. On May 22, 2026, the district court entered an Order Granting Preliminary Approval of Class Action Settlement, Approving Form and Manner of Notice, and Setting Date for Hearing on Final Approval of Settlement (“Order”) attached hereto. Pursuant to the terms of the Order on June 8, 2026 Oppenheimer deposited $70 million into an escrow account for the benefit of the class. The Order set a final approval hearing for September 17, 2026. The Settlement Agreement provides that the Company will receive a release from any and all claims arising from the facts and circumstances alleged in the litigation. The settlement contemplates that the resolution of the matter would be without any admission of liability or wrongdoing by the Company.
If the District Court grants final approval to the settlement, all claims asserted against the Company in the litigation would be resolved. The Company expects that the amount of the settlement will be fully tax deductible.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiary, Oppenheimer, is subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of June 30, 2026, the net capital of Oppenheimer as calculated under the Rule was $444.8 million or 20.10% of Oppenheimer's aggregate debit items. This was $400.5 million in excess of the minimum required net capital at that date.
As of June 30, 2026, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 139% (required 56.0%);
•Tier 1 Capital ratio 139% (required 75.0%); and
•Total Capital ratio 198% (required 100.0%).
As of June 30, 2026, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of June 30, 2026, the regulatory capital of Oppenheimer Investments Asia Limited was $3.3 million, which was $2.9 million in excess of the $383,000 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of June 30, 2026, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of June 30, 2026, Oppenheimer Trust is required to maintain minimal capital of $4.15 million. Oppenheimer Trust is currently in compliance with its capital requirements.

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
Capital Markets — includes investment banking, institutional equities sales, trading, and research, taxable fixed income sales, trading, and research, public finance and municipal trading, as well as the Company's operations in the United Kingdom, Hong Kong and Israel, and direct expenses associated with this segment; and
Corporate/Other — The Company does not allocate costs associated with certain infrastructure support groups that are centrally managed for its reportable segments. These areas include, but are not limited to, legal, compliance, operations, accounting, and internal audit. Costs associated with these groups are separately reported in a Corporate/Other category and primarily include compensation and benefits. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization. The Company also includes activities associated with BondWave, LLC ("BondWave") in Corporate/Other. BondWave is a cloud-based financial market software-as-a-service provider which offers institutions and broker-dealers active in fixed income markets with an integrated suite of portfolio analytics, transaction analytics and proprietary data solutions. BondWave also offers municipal bond data analysis, news and information to financial institutions.
The tables below present information about the Company’s reported segment revenues, segment pre-tax income or loss, compensation expenses, and other segment items for the three and six months ended June 30, 2026 and 2025. There are no adjustments or reconciling items for any of the periods presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

(Expressed in thousands)
	For the Three Months Ended June 30, 2026
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$272,671	$179,163	$3,042	$454,876
Less :
Compensation expenses (1)	164,514	109,872	32,755	307,141
Other segment items (2)	52,503	46,749	9,038	108,290
Pre-tax income (loss)	$55,654	$22,542	$(38,751)	$39,445
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $24.8 million.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended June 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$246,421	$122,981	$3,776	$373,178
Less :
Compensation expenses (1)	132,291	80,610	26,173	239,074
Other segment items (2)	51,296	46,235	4,363	101,894
Pre-tax income (loss)	$62,834	$(3,864)	$(26,760)	$32,210
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $8.3 million.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Six Months Ended June 30, 2026
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$526,351	$368,285	$5,335	$899,971
Less :
Compensation expenses (1)	320,314	222,511	60,317	603,142
Other segment items (2)	106,829	87,791	89,765	284,385
Pre-tax income (loss)	$99,208	$57,983	$(144,747)	$12,444
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $47.2 million.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest, expense related to the settlement of the “cash sweep” program litigation and other expenses.

(Expressed in thousands)
	For the Six Months Ended June 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$488,407	$246,242	$6,354	$741,003
Less :
Compensation expenses (1)	251,939	167,954	46,272	466,165
Other segment items (2)	105,770	87,249	8,233	201,252
Pre-tax income (loss)	$130,698	$(8,961)	$(48,151)	$73,586
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $5.5 million.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and six months ended June 30, 2026 and 2025 was:

(Expressed in thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$426,179	$358,813	$849,215	$713,521
Europe/Middle East	28,127	13,737	49,485	26,090
Asia	570	628	1,271	1,392
Total	$454,876	$373,178	$899,971	$741,003

16.    Subsequent events

The Company has performed an evaluation of events that occurred since June 30, 2026 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except as disclosed in Note 12 related to the Company's declaration of a quarterly dividend.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BACKGROUND

The condensed consolidated financial statements include the accounts of Oppenheimer Holdings Inc. and its consolidated subsidiaries (together, the "Company", "Firm", "Parent", "we", "our" or "us"). The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q.
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full-service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of June 30, 2026, we provided our services from 88 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At June 30, 2026, client assets under management ("AUM") totaled $59.4 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Company. Client assets under administration ("AUA") as of June 30, 2026 totaled $154.7 billion. AUA includes AUM and the other assets held for which the Company provides services. At June 30, 2026, the Company employed 3,062 employees, of whom 934 were financial advisors.
Outlook
We are focused on growing our wealth management business through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions or new branch openings. We are increasingly creating and investing in private market opportunities on our own behalf and on behalf of qualified clients as we believe this provides access to the fastest growth areas in the U.S. economy. We are also focused on opportunities in our capital market businesses, including integrating new technology platforms to expand the suite of services offered to our clients and onboarding experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking, we are committed to growing our footprint by adding experienced bankers in the U.S. and U.K. within our existing industry practices as well as new industry practices where we believe we can be successful. In addition, we are committed to training younger employees throughout the organization and provide various training programs. We find that we have overwhelming demand for entrance into each of these programs.
We continuously invest in and improve our technology platform to support client service and to remain competitive, while continuously managing expenses. We are also evaluating and selectively integrating artificial intelligence ("A.I.") solutions across our platform, with the goal of improving client service, increasing employee productivity and supporting our shared services, including our technology, risk management, accounting and compliance functions. Our approach is focused on leveraging these emerging technologies in a measured manner that aligns with our business model and regulatory obligations, while limiting the cyber risk that comes with these emerging technologies. We also continue to evaluate evolving market structure developments, including extended trading hours and changing client expectations, and plan to invest in our platform and capabilities accordingly.
The Company's long-term growth plan is to continue to expand existing offices by hiring experienced professionals as well as expand through the purchase of operating branch offices from other broker-dealers or the opening of new offices in attractive locations, including selectively in international markets, and to continue to grow and develop our existing wealth management, trading, investment banking, investment advisory and other businesses. We recognize employee work habits have changed in a post-pandemic world. As a result, we are continuously reviewing our physical footprint on lease renewals, and in many cases reducing office size and configuration. We are likely to relocate our corporate headquarters into a smaller footprint upon the expiration of our current lease in 2028. We are committed to continuing to improve our capabilities to ensure compliance with industry regulations, support client service and expand our wealth management and capital markets capabilities. We recognize the importance of compliance with applicable regulatory requirements and are committed to performing rigorous and ongoing assessments of our compliance and risk management effort, and investing in people and programs, while providing a platform with first class investment programs and services.
The Company also reviews its full-service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our stockholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make an acquisition of 100% of a business or make minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe them to be an attractive investment.
The Interest Rate Environment and the U.S. Economy
After lowering rates by a total of 75 basis points through three consecutive cuts in the fourth quarter of 2025, the Federal Reserve held the federal funds rate at 3.50% to 3.75% through its meetings in 2026 to date, including its most recent decision in June. In its most recent communications, Federal Reserve officials indicated that future policy adjustments will depend on incoming data, the evolving economic outlook and the balance of risks, including progress on inflation. While prior guidance suggested the potential for modest rate reductions, the timing and extent of any future changes remain uncertain and data-dependent including the possibility of interest rate increases due to rising inflation risks driven by increased oil prices and the significant investments being made into A.I. infrastructure.
Further changes to the federal funds rate may continue to impact our interest-based revenues. Lower rates reduce fees earned from FDIC-insured client deposits through our sweep program, though this impact may be partially offset if the cash sweep balances rise as clients encounter fewer attractive alternatives to deploy these balances. Rate reductions also decrease the interest we charge on customer margin loans and earn on other interest-sensitive assets, negatively affecting earnings. These impacts may be partially offset by increased activity in other parts of our business, as has been the case historically. Additionally, lower rates may also reduce the Company's short-term borrowing costs, which helps reduce interest-related expenses. We would generally expect that a return to higher rates would positively impact our interest revenues and profits.
Middle East Regional Conflict
Ongoing conflict in the Middle East continues to create geopolitical and economic uncertainty with potential implications for the global economy as well as global markets and our business operations. The conflict that began on October 7, 2023, when Hamas launched an attack on Israel, prompted Israeli military operations in Gaza. Although Israel and Hamas reached a tentative ceasefire and hostage-release agreement in October 2025, the situation remains unstable, with persistent humanitarian and security concerns subject to change.
In early 2026, the regional security environment deteriorated significantly as hostilities escalated between the United States and Iran. The United States has conducted sustained military strikes against Iranian targets over recent weeks, and has reimposed a naval blockade against Iran, while Iran and its regional proxies have engaged in retaliatory actions. These hostilities have disrupted transit through the Strait of Hormuz and materially impacted global energy supply chains, contributing to a sharp increase in oil prices and elevated volatility across commodity and financial markets. While diplomatic efforts continue, conditions remain highly uncertain, and there can be no assurance that the conflict will not escalate further.. Any prolonged or expanded conflict could contribute to broader regional instability, further disrupt global trade routes and energy flows, intensify inflationary pressures, and adversely affect commodity prices, financial markets and investor sentiment. We continue to monitor developments closely and assess any potential impacts on client investments as well as our employees, operations and activities across the Company.

EXECUTIVE SUMMARY

Favorable market conditions during the second quarter of 2026 helped drive the strong operating performance of our core businesses, although reported results were significantly and negatively impacted by the higher compensation expense related to stock appreciation rights for financial advisors. Equity markets registered their best quarterly performance in six years, supported by strong corporate earnings, sustained momentum in A.I. and improving sentiment around potential de-escalation in the Middle East. While renewed concerns around interest rates and A.I. valuations emerged toward quarter-end, markets largely absorbed these pressures and remained resilient. Overall, our business performed solidly during the second quarter and first half of the year. For the six months ended June 30, 2026, we reported adjusted net income (3) (non-GAAP) of $93.2 million, or $8.73 adjusted basic earnings per share (non-GAAP), reflecting the continued momentum across our Wealth Management and Capital Markets businesses.

In Wealth Management, we delivered strong operating results, driven by higher commission revenue from increased retail trading levels and increased advisory fees reflecting record assets under management (“AUM”) largely driven by market appreciation. Reported pre-tax results, however, were partially offset by lower sweep revenue. In Capital Markets, we saw strong performance driven by increased investment banking activity—which included a balance of both advisory and underwriting transactions—along with higher sales and trading revenue in both Equities and Fixed Income amid elevated market volatility.

We ended the quarter with a strong balance sheet and ample capital, positioning us to continue investing in our platform and capabilities. We are focused on attracting and retaining high-quality talent to support our growth initiatives and remain confident in the strength and resiliency of our businesses as we continue to deliver value to our clients and shareholders.
RESULTS OF OPERATIONS
The Company reported net income of $27.4 million or $2.55 basic earnings per share for the second quarter of 2026, compared with net income of $21.7 million or $2.06 basic earnings per share for the second quarter of 2025. Revenue for the second quarter of 2026 was $454.9 million, an increase of 21.9%, compared with revenue of $373.2 million for the second quarter of 2025. Year to date revenue totaled $900.0 million, compared with $741.0 million for the same period in 2025. Net income for the six months ended June 30, 2026 was $6.8 million or $0.63 basic earnings per share, compared with net income of $52.3 million or $4.99 basic earnings per share for the same period in 2025.
Second quarter 2026 results were impacted by a $24.9 million pre-tax expense associated with an employee compensation program for financial advisors that is directly tied to the OPY stock price, which increased by $16.35 per share of Class A Stock during the quarter (from $89.19 to $105.54). The Company changed the program formula beginning in 2026 to reduce the number of grants awarded, although it will take several years for the impact of the revised program formula to be fully reflected. Adjusted net income (3), a non-GAAP measure which excludes the impact of this item, was $45.7 million or $4.27 adjusted basic earnings per share for the second quarter of 2026, compared with $27.8 million or $2.64 adjusted basic earnings per share for the second quarter of 2025. For the six months ended June 30, 2026, adjusted net income (3), which also excludes the $70 million pre-tax legal accrual related to the settlement of the Company's "cash sweep" litigation recorded in the first quarter of 2026, was $93.2 million or $8.73 adjusted basic earnings per share, compared with $56.4 million or $5.38 adjusted basic earnings per share for the same period in 2025. Management believes these non-GAAP measures provide supplemental insight into the Company’s core operating performance.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	2Q-2026	2Q-2025	Change	% Change
Revenue	$454,876	$373,178	$81,698	21.9
Compensation expenses	$307,141	$239,074	$68,067	28.5
Non-compensation expenses	$108,290	$101,894	$6,396	6.3
Pre-tax income	$39,445	$32,210	$7,235	22.5
Income tax provision	$12,094	$10,536	$1,558	14.8
Net income (1)	$27,351	$21,674	$5,677	26.2
Adjusted net income (non-GAAP) (1) (3)	$45,713	$27,781	$17,932	64.5

Earnings per share (basic) (1)	$2.55	$2.06	$0.49	23.8
Earnings per share (diluted) (1)	$2.38	$1.91	$0.47	24.6
Adjusted earnings per share (basic) (non-GAAP) (1) (3)	$4.27	$2.64	$1.63	61.7
Adjusted earnings per share (diluted) (non-GAAP) (1) (3)	$3.98	$2.45	$1.53	62.4

Book value per share	$91.84	$85.27	$6.57	7.7
Tangible book value per share (1)	$75.19	$68.25	$6.94	10.2
Class A shares outstanding	10,608,340	10,418,259	190,081	1.8

AUA ($ billions)	$154.7	$138.4	$16.3	11.8
AUM ($ billions)	$59.4	$52.8	$6.6	12.5

(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding
(3) Represents a non-GAAP measure; refer to the schedule on page 47/48 for additional explanation of non-GAAP financial measures and a reconciliation of adjusted net income and earnings per share to U.S. GAAP.

Highlights
•Revenue increased in the second quarter of 2026 primarily due to stronger investment banking performance, driven by advisory fees, along with increased transaction-based commissions and advisory fees attributable to growth in billable assets under management ("AUM")
•Rising equities markets drove AUM and assets under administration ("AUA") to record levels at June 30, 2026
•Compensation expenses increased compared with the prior year quarter primarily due to higher stock appreciation rights expense resulting from a rise in the Company's share price as well as higher production-related costs and incentive compensation accruals
•Non-compensation expenses increased modestly when compared with the prior year quarter, driven primarily by increases in legal fees and technology-related expenses

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and six months ended June 30, 2026 and 2025:

(Expressed in thousands)
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenue
Wealth Management	$272,671	$246,421	10.7	$526,351	$488,407	7.8
Capital Markets	179,163	122,981	45.7	368,285	246,242	49.6
Corporate/Other	3,042	3,776	(19.4)	5,335	6,354	(16.0)
Total	$454,876	$373,178	21.9	$899,971	$741,003	21.5

Pre-tax income (loss)
Wealth Management	$55,654	$62,834	(11.4)	$55,654	$130,698	(57.4)
Capital Markets	22,542	(3,864)	*	22,542	(8,961)	*
Corporate/Other	(38,751)	(26,760)	44.8	(65,752)	(48,151)	36.6
Total	$39,445	$32,210	22.5	$12,444	$73,586	(83.1)

* Not meaningful

Wealth Management

Wealth Management reported revenue for the current quarter of $272.7 million, 10.7% higher compared with the prior year period. Pre-tax income was $55.7 million in the current quarter, a decrease of 11.4% compared with the prior year period. Financial advisor headcount at the end of the current quarter was 934, compared with 927 at the end of the second quarter of 2025.

('000s unless otherwise indicated)
	2Q-2026	2Q-2025	Change	% Change
Revenue	$272,671	$246,421	$26,250	10.7
Commissions	$59,311	$54,788	$4,523	8.3
Advisory fee revenue	$145,549	$125,610	$19,939	15.9
Bank deposit sweep income	$24,955	$28,654	$(3,699)	(12.9)
Interest	$21,921	$21,943	$(22)	(0.1)
Other	$20,935	$15,426	$5,509	35.7

Total expenses	$217,017	$183,587	$33,430	18.2
Compensation	$164,514	$132,291	$32,223	24.4
Non-compensation	$52,503	$51,296	$1,207	2.4

Pre-tax income	$55,654	$62,834	$(7,180)	(11.4)

Compensation ratio	60.3%	53.7%	6.6%	12.3
Non-compensation ratio	19.3%	20.8%	(1.5)%	(7.2)
Pre-tax margin	20.4%	25.5%	(5.1)%	(20.0)

AUA (billions)	$154.7	$138.4	$16.3	11.8
AUM (billions)	$59.4	$52.8	$6.6	12.5
Cash sweep balances (billions)	$2.8	$2.8	$—	—

•Retail commissions increased 8.3% from the prior year period primarily due to elevated retail trading activity
•Advisory fees increased 15.9% due to higher AUM during the billing period
•Bank deposit sweep income decreased $3.7 million from a year ago due to lower short-term interest rates
•Other revenue increased 35.7% from a year ago due primarily to an increase in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments and greater death benefit insurance proceeds
•Compensation expenses increased 24.4% from the prior year period primarily due to higher production related costs and increased share appreciation rights expense ($24.9 million, compared with $8.3 million in the prior year period)
•Non-compensation expenses increased modestly compared to the prior year period
The following table provides a breakdown of the change in assets under management for the three months ended June 30, 2026:

(Expressed in millions)
	For the Three Months Ended June 30, 2026
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$46,535	$1,813	$(2,110)	$4,697	$50,935
Institutional fixed income (2)	923	4	(7)	11	931
Alternative investments:
Hedge funds (3)	4,642	84	(9)	669	5,386
Private equity funds (4)	1,798	38	(29)	118	1,925
Portfolio enhancement program (5)	241	32	(7)	—	266
Other	4	—	—	—	4
	$54,143	$1,971	$(2,162)	$5,495	$59,447
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

Capital Markets

Capital Markets reported revenue for the current quarter of $179.2 million, 45.7% higher when compared with the prior year period. Pre-tax income was $22.5 million compared with a pre-tax loss of $3.9 million in the prior year period.

('000s)	2Q-2026	2Q-2025	Change	% Change
Revenue	$179,163	$122,981	$56,182	45.7

Investment Banking	$81,549	$43,394	$38,155	87.9
Advisory fees	$58,136	$22,487	$35,649	158.5
Equities underwriting	$17,849	$12,225	$5,624	46.0
Fixed income underwriting	$4,794	$6,062	$(1,268)	(20.9)
Other	$770	$2,620	$(1,850)	(70.6)

Sales and Trading	$96,600	$78,904	$17,696	22.4
Equities	$55,067	$39,953	$15,114	37.8
Fixed income	$41,533	$38,951	$2,582	6.6

Other	$1,014	$683	$331	48.5

Total expenses	$156,621	$126,845	$29,776	23.5
Compensation	$109,872	$80,610	$29,262	36.3
Non-compensation	$46,749	$46,235	$514	1.1

Pre-tax income (loss)	$22,542	$(3,864)	$26,406	*

Compensation ratio	61.3%	65.5%	(4.2)%	(6.4)
Non-compensation ratio	26.1%	37.6%	(11.5)%	(30.6)
Pre-tax margin	12.6%	(3.1)%	15.7%	(506.5)

* Not meaningful

•Advisory fees earned from investment banking activities increased 158.5% compared with the prior year period primarily reflecting the successful closing of transactions in the financial institutions sector that carried larger associated fees as well as an increase in overall transaction closings
•Equities underwriting fees increased 46.0% when compared with the prior year period due to higher underwriting volumes, led by strong activity in the healthcare sector
•Fixed income underwriting fees decreased 20.9% from the prior year period, primarily driven by lower sovereign issuance volumes
•Equities sales and trading revenue increased 37.8% compared with the prior year period mostly due to higher trading volumes and growth in options-related commission revenue
•Fixed income sales and trading revenue increased modestly compared with the prior year period primarily due to higher levels of market volatility
•Compensation expenses increased 36.3% compared with the prior year period largely due to higher incentive compensation accruals
•Non-compensation expenses were flat compared with the prior year period

Explanation of Non-GAAP Financial Measures

The Company included certain non-GAAP financial measures within Management's Discussion and Analysis to supplement the U.S. Generally Accepted Accounting Principles ("GAAP") financial information. Adjusted results begin with information prepared in accordance with U.S. GAAP, and such results are adjusted to exclude, or include, certain items. Specifically, we included non-GAAP measures that adjust the Company’s net income and earnings per share to exclude compensation expense related to the recurring, mark-to-market re-measurement of liability-based stock appreciation rights from net income and earnings per share because the period-to-period variability in this expense is largely driven by factors outside the Company’s direct control, including changes in the fair value of and underlying volatility levels in Oppenheimer Holdings Inc.’s Class A common stock (OPY) price.

The non-GAAP measures presented also exclude the expense associated with the settlement of the class action “cash sweep” litigation in the first quarter of 2026 because management does not view this as ordinary-course litigation for the Company given the nature of the claims and the manner in which the action was brought.

The Company believes that these non-GAAP financial measures provide additional useful information for investors because they permit investors to view the Company's financial performance measures on a basis consistent with how management views the operating performance of the Company. These non-GAAP financial measures, when presented in conjunction with comparable U.S. GAAP measures, are also useful to investors when comparing the Company’s results across different financial reporting periods on a consistent basis. However, these non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, or superior to, the analysis of the Company’s results as reported under U.S. GAAP. Other companies may calculate similarly titled non-GAAP measures differently, which may limit their usefulness for comparative purposes. Investors are encouraged to review the reconciliation of these non-GAAP financial measures to their most directly comparable U.S. GAAP measures included in this Quarterly Report on Form 10-Q.

The following tables reconcile our non-GAAP financial measures to their respective U.S. GAAP measures.

Net Income Attributable to Oppenheimer Holdings Inc. and Earnings Per Share U.S. GAAP Reconciliation

Reconciliation of net income attributable to Oppenheimer Holdings Inc. to adjusted net income attributable to Oppenheimer Holdings Inc., reconciliation of basic earnings per share to adjusted basic earnings per share, and reconciliation of diluted earnings per share to adjusted diluted earnings per share are as follows:

('000s, except number of shares and per share amounts)	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net income attributable to Oppenheimer Holdings Inc. (U.S. GAAP)	$27,351	$21,674	$6,773	$52,329
Non-GAAP adjustments:
Class action sweep litigation settlement	—	—	70,000	—
Liability-based stock appreciation rights expense	24,894	8,281	47,179	5,539
Tax impact of non-GAAP adjustments (1)	(6,532)	(2,174)	(30,748)	(1,454)
Adjusted net income attributable to Oppenheimer Holdings Inc. (Non-GAAP)	$45,713	$27,781	$93,204	$56,414

Basic earnings per share (U.S. GAAP)	$2.55	$2.06	$0.63	$4.99
Impact of non-GAAP adjustments	1.72	0.58	8.10	0.39
Adjusted basic earnings per share (Non-GAAP)	$4.27	$2.64	$8.73	$5.38

Diluted earnings per share (U.S. GAAP)	$2.38	$1.91	$0.60	$4.63
Impact of non-GAAP adjustments	1.60	0.54	7.59	0.36
Adjusted diluted earnings per share (Non-GAAP)	$3.98	$2.45	$8.19	$4.99

Weighted average shares outstanding
Basic (U.S. GAAP and Non-GAAP)	10,708,005	10,520,219	10,675,637	10,493,145
Diluted (U.S. GAAP)	11,483,286	11,349,049	11,380,760	11,308,979
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
During the six months ended June 30, 2026, there were no material changes to matters discussed under the heading "Critical Accounting Polices" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2026, total assets increased by 13.7% from December 31, 2025. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has uncommitted arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At June 30, 2026, the Company had an outstanding bank call loan balance of $349.9 million compared to $76.8 million at December 31, 2025. The Company also has some availability of uncommitted short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes.

The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $8.5 million and $383,000, respectively, at June 30, 2026. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts.

The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $4.2 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivables from brokers, dealers and clearing organizations represent deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivables from customers represent margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $1.7 million in forgivable notes, net of notes forgiven or written off (which are inherently illiquid) to employees during the three months ended June 30, 2026 ($4.2 million for the three months ended June 30, 2025) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention initiatives.
We satisfy our need for liquidity from internally generated funds, collateralized and uncollateralized bank borrowings, stock loans and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans, securities loaned and repurchase transactions. Bank call loans are generally payable on demand, uncommitted in nature and bear interest at various rates. At June 30, 2026, the Company had $349.9 million of bank call loans ($76.8 million at December 31, 2025). The average daily bank loan balance outstanding for the three and six months ended June 30, 2026 was $174.4 million and $173.5 million, respectively ($325.8 million and $301.7 million for the three and six months ended June 30, 2025). The largest daily bank loan balance outstanding for the three and six months ended June 30, 2026 was $389.7 million and $389.7 million, respectively ($482.3 million and $491.7 million for the three and six months ended June 30, 2025).

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
At June 30, 2026, securities loan balances totaled $392.4 million ($370.3 million at December 31, 2025 and $404.9 million at June 30, 2025). The average daily securities loan balances outstanding for the three and six months ended June 30, 2026 were $474.2 million and $426.9 million ($414.1 million and $386.7 million for the three and six months ended June 30, 2025, respectively). The largest daily stock loan balances for the three and six months ended June 30, 2026 were $587.9 million ($502.9 million for the three and six months ended June 30, 2025).
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
At June 30, 2026, the gross balances of reverse repurchase agreements and repurchase agreements were $242.2 million and $1,225.3 million, respectively. The following table presents the average daily balance and the largest outstanding balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three and six months ended June 30, 2026 and June 30, 2025.

(Expressed in millions)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Average daily balance
Reverse repurchase agreements	$302.3	$413.8	$337.1	$392.2
Repurchase agreements	1,198.5	1,016.0	1,194.6	1,030.1
Largest outstanding balance
Reverse repurchase agreements	$653.6	$658.5	$734.4	$658.5
Repurchase agreements	1,276.8	1,262.0	1,325.4	1,262.0

Liquidity Management
We manage our need for liquidity on a daily basis to ensure compliance with regulatory requirements. Our liquidity needs may be affected by market conditions, increased inventory positions or trading activity, business expansion or contraction, clearinghouse margin requirements and other unanticipated occurrences. In the event that existing financial resources do not satisfy our liquidity needs, we may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside our control.
We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. A portion of the assets underlying these policies are invested in mutual funds that match those offered within the deferred compensation plans. As such, increases in deferred compensation costs recognized within Compensation and related expenses may be offset to a degree by increases in the cash surrender value of the Company-owned life insurance policies recognized within Other revenue and vice versa. Certain policies which could provide additional liquidity if needed had a cash surrender value of $115.9 million as of June 30, 2026.
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

Our primary long-term cash requirements include $171.3 million of operating lease obligations. The total cash requirement for operating lease obligations is estimated to be approximately $22.2 million for the remainder of 2026 year.
Funding Risk

(Expressed in thousands)
	For the Six Months Ended June 30,
	2026	2025
Cash used in operating activities (*)	$(245,007)	$(51,671)
Cash used in investing activities	(432)	(1,259)
Cash provided by financing activities	245,487	57,398
Net increase in cash and cash equivalents	$48	$4,468
(*) Includes the $70 million payment made in June of 2026 associated with the Company's settlement of the “cash sweep” class action litigation announced on April 24, 2026
Management believes that funds from operations, combined with our capital base and available credit facilities, are sufficient for our liquidity needs for the foreseeable future. Under some circumstances, banks including those on whom we rely may back away from providing funding to the securities industry. Such a development might impact our ability to finance our day-to-day activities or increase the costs to acquire funding. We may or may not be able to pass such increased funding costs on to our clients.
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
CYBERSECURITY
Cybersecurity presents significant challenges to the business community in general, including to the financial services industry. Increasingly, bad actors, both domestic and international, attempt to steal personal data and/or interrupt the normal functioning of businesses through accessing individuals' and companies' files and equipment connected to the internet. The arrival of A.I. has made it easier for such actors to launch and successfully effectuate their desire to impact business operations or steal monetary assets. Recent incidents have reflected the increasing sophistication of intruders and their intent to steal personally identifiable information as well as funds and securities. These intruders sometimes use instructions that are seemingly from authorized parties but, in fact are from entities intent on attempting to steal. In other instances, these intruders attempt to bypass normal safeguards and disrupt or steal significant amounts of information and then either release it to the Internet or hold it for ransom. Regulators are increasingly requiring companies to provide heightened levels of defense. The Company maintains processes and systems with an aim to preventing any such attack from disrupting its services to clients as well as to prevent any loss of client or Company funds or data concerning its clients, their financial affairs, as well as Company-privileged information.
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
The CEO meets regularly with the CIO to discuss cybersecurity threats and existing and potentially new technology systems including those related to cybersecurity. The CIO and CISO have a standing monthly meeting with the CEO and General Counsel to discuss potential vulnerabilities in the cyber environment.

Board Oversight
The Board of Directors, both directly and through the Audit Committee, oversees management’s responsibility of ensuring proper functioning of our cybersecurity risk management program. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate cybersecurity risks. Recently, the Board and Audit Committee added a member with significant cybersecurity experience. The Audit Committee receives a cybersecurity update at each regular meeting of the Board covering cybersecurity risks, cybersecurity staffing and staff development including certifications and training. These updates are given either in person by the CIO and CISO or in written presentations created by them.
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
Regulatory Capital Requirements
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of June 30, 2026, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See Note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Amendments to SEC Rule 15c3-3
On December 20, 2024, the SEC adopted rule amendments to SEC Rule 15c3-3 (the customer protection rule) that require certain broker-dealers, including those with average total credits (amounts owed to customers) equal to or greater than $500 million, to increase the frequency with which they perform computation of the net cash they owe customers and proprietary accounts of other broker-dealers ("PAB") from weekly to daily. Impacted entities must perform the customer and PAB reserve computations daily beginning no later than June 30, 2026. The new amendments apply to Oppenheimer, our broker-dealer subsidiary. Effective June 30, 2026, Oppenheimer commenced performing the required daily computations and continues to monitor its ongoing compliance with the amended rule.
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
Frequency of Reporting Requirements for Public Companies
On May 5, 2026, the SEC proposed rulemaking that would permit public companies, in certain circumstances, to file semiannual reports in lieu of quarterly reports on Form 10‑Q. The proposal is intended to provide issuers, including the Company, with greater flexibility in determining the frequency of interim reporting. If adopted, the proposed changes could affect the timing and content of the Company’s periodic reporting obligations. The Company currently intends to continue reporting results on a quarterly basis subject to its review of the final rule and any related regulatory requirements.
Current Filer Status and Proposed SEC Amendments to Issuer Status and Disclosure Requirements
As of the June 30, 2026 measurement date for determining SEC filer status, the Company’s public float exceeded the $700 million threshold for large accelerated filer classification for the first time. As a result, under currently applicable SEC rules, the Company would be deemed a large accelerated filer for purposes of its Annual Report on Form 10-K for the fiscal year ending December 31, 2026, to be filed in February 2027. Compared to accelerated filer status, large accelerated filer status is subject to more stringent reporting requirements, including a shorter deadline for the filing of the annual report on Form 10-K.

On May 19, 2026, the SEC proposed amendments to the definitions of filer status and related disclosure requirements, which, if adopted, could affect the classification of certain issuers, including the Company, as well as the timing, content and extent of their periodic reporting and proxy-related disclosures. Depending on the scope and timing of any final rules, these amendments could alter the thresholds or criteria applicable to the Company and, as a result, may change the Company’s filer status and related reporting obligations that would otherwise apply under current rules. The proposed amendments could result in modifications to the Company’s financial reporting requirements, internal control over financial reporting obligations and the scope and timing of proxy disclosures. As a result, such changes could impact compliance costs, resource allocation and reporting processes. As the rulemaking process remains ongoing, the ultimate impact of any final rules on the Company will depend on the scope and timing of adoption. The Company continues to monitor developments and assess the potential implications for its reporting and compliance processes.
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

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements or taxation policy that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts and nuclear confrontation as well as political unrest, including events relating to the Israel-Hamas war, the conflict with Hezbollah, the war with Iran and related unrest in the Middle East (including disruption of global energy supply chains and the closure or disruption of the Strait of Hormuz or other shipping routes), Russia's invasion of Ukraine and related Western sanctions, and related uncertainty in global energy markets, and the potential for broader regional instability affecting global trade routes, commodity prices and financial markets, (xii) the Company’s ability to achieve its business plan, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation on the financial services industry and securities business including but not limited to risks associated with the use of artificial intelligence, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, inflation, immigration, impact of tariffs, tariff reversals and trade wars, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry and (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended June 30, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff's purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. On August 8, 2025, Oppenheimer filed a motion to dismiss the complaint on a number of grounds. On October 4, 2025, the court issued an order dismissing Oppenheimer Holdings Inc. and Oppenheimer Asset Management Inc. from the case, and granting in part, and denying in part, Oppenheimer’s motion to dismiss. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing. The case was scheduled for trial commencing in June 2026.
On April 24, 2026 the parties entered into a settlement of the litigation pursuant to which Oppenheimer agreed to pay $70 million in full and final settlement of all claims brought in the litigation. On May 13, 2026, Plaintiff filed in the district court a Motion for Preliminary Approval of Class Action Settlement. On May 22, 2026, the district court entered an Order Granting

Preliminary Approval of Class Action Settlement, Approving Form and Manner of Notice, and Setting Date for Hearing on Final Approval of Settlement (“Order”) attached hereto. Pursuant to the terms of the Order on June 8, 2026 Oppenheimer deposited $70 million into an escrow account for the benefit of the class. The Order set a final approval hearing for September 17, 2026. The Settlement Agreement provides that the Company will receive a release from any and all claims arising from the facts and circumstances alleged in the litigation. The settlement contemplates that the resolution of the matter would be without any admission of liability or wrongdoing by the Company.
If the District Court grants final approval to the settlement, all claims asserted against the Company in the litigation would be resolved. The Company expects that the amount of the settlement will be fully tax deductible.

Item 1A. RISK FACTORS

During the three months ended June 30, 2026, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended June 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1 - 30, 2026	—	—	—	451,601
May 1 - 31, 2026	—	—	—	451,601
June 1 - 30, 2026	—	—	—	451,601
Q2 2026 Total	—	—	—	451,601

(1) None of the foregoing authorizations is subject to expiration.

Item 5. OTHER INFORMATION

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of Oppenheimer Holdings Inc. (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 5, 2026, and incorporated herein by reference)

10.1
Settlement Term Sheet, dated April 24, 2026, by and among Oppenheimer & Co. Inc. and the plaintiff class in Liberty Capital Group v. Oppenheimer Holdings Inc., No. 1: 25-cv-04822-JSR (S.D.N.Y.) (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 24, 2026, and incorporated herein by reference

31.1*	Certification of Robert S. Lowenthal

31.2*	Certification of Brad M. Watkins

32**	Certification of Robert S. Lowenthal and Brad M. Watkins

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Income Statements for the Three and Six Months Ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the Three and Six Months Ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 31st day of July, 2026

By: /s/ Robert S. Lowenthal
Robert S. Lowenthal, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)