Form 10-Q
period 2026-09-30
OPPENHEIMER HOLDINGS INC
filed 2026-10-30
CIK 791963

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of the Company's Class A non-voting common stock and Class B voting common stock (being the only classes of common stock of the Company) outstanding on October 29, 2026 was 10,611,540 and 99,665 shares, respectively.

Table of Content

OPPENHEIMER HOLDINGS INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Condensed Consolidated Income Statements for the Three and Nine Months Ended September 30, 2026 and 2025	5
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025	6
	Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the Three and Nine Months Ended September 30, 2026 and 2025	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	58
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
	Signatures	63

Table of Content
PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(Expressed in thousands, except number of shares and per share amounts)	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$38,007	$38,405
Deposits with clearing organizations	131,933	107,607
Receivables from brokers, dealers and clearing organizations	242,554	260,001
Receivables from customers, net of allowance for credit losses of $162 ($131 in 2025)	1,652,159	1,415,049
Income tax receivables	3,932	1,406
Securities owned, including amounts pledged of $1,160,913 ($1,179,503 in 2025), at fair value	1,403,807	1,250,802
Notes receivable, net	53,589	57,965
Furniture, equipment and leasehold improvements, net of accumulated depreciation of $108,100 ($101,962 in 2025)	30,697	32,402
Right-of-use lease assets, net of accumulated amortization of $154,014 ($137,005 in 2025)	110,456	119,111
Company-owned life insurance	116,231	109,094
Goodwill	143,607	143,607
Intangible assets	34,542	35,042
Other assets	127,411	151,924
Total Assets	$4,088,925	$3,722,415
Liabilities and Stockholders' Equity
Liabilities
Drafts payable	$9,008	$18,347
Bank call loans	222,300	76,800
Payables to brokers, dealers and clearing organizations	733,303	397,997
Payables to customers	340,873	393,694
Securities sold under agreements to repurchase, net	1,021,669	997,192
Securities sold but not yet purchased, at fair value	118,891	175,712
Accrued compensation	387,692	374,420
Income tax payable	288	15,640
Accounts payable and other liabilities	73,577	73,600
Lease liabilities	141,361	154,928
Deferred tax liabilities, net of deferred tax assets of $63,281 ($50,032 in 2025)	35,742	47,056
Total Liabilities	3,084,704	2,725,386
Commitments and contingencies (Note 13)
Stockholders' Equity
Common stock ($0.001 par value per share): Class A: shares issued and outstanding: 10,611,540 and 10,387,575 as of September 30, 2026 and December 31, 2025, respectively Class B: shares issued and outstanding: 99,665 as of each of September 30, 2026 and December 31, 2025	11	10
Additional paid-in capital	33,090	32,703
Retained earnings	953,434	947,413
Accumulated other comprehensive income	4,526	3,697
Total Oppenheimer Holdings Inc. stockholders' equity	991,061	983,823
Noncontrolling interest	13,160	13,206
Total Stockholders' Equity	1,004,221	997,029
Total Liabilities and Stockholders' Equity	$4,088,925	$3,722,415
The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands, except number of shares and per share amounts)	2026	2025	2026	2025
Revenue
Commissions	$115,895	$120,684	$371,774	$341,587
Advisory fees	154,952	134,404	442,235	388,835
Investment banking	33,194	77,488	215,246	168,644
Bank deposit sweep income	25,556	28,349	76,629	87,078
Interest	39,509	38,859	116,333	113,245
Principal transactions, net	5,400	14,902	32,426	38,409
Other	7,498	9,752	27,332	27,643
Total revenue	382,004	424,438	1,281,975	1,165,441
Expenses
Compensation and related expenses	$264,755	$290,222	867,897	756,387
Communications and technology	29,134	25,938	83,536	78,324
Occupancy and equipment costs	16,460	15,971	47,742	47,558
Clearing and exchange fees	7,734	6,850	22,064	21,643
Interest	21,730	22,496	60,298	66,421
Other (1)	33,399	31,326	179,202	89,887
Total expenses	373,212	392,803	1,260,739	1,060,220

Pre-tax income	8,792	31,635	21,236	105,221
Income tax provision	3,388	9,923	9,050	31,180
Net income	$5,404	$21,712	$12,186	$74,041

Net income attributable to noncontrolling interest, net of tax	(55)	—	(46)	—
Net income attributable to Oppenheimer Holdings Inc.	$5,459	$21,712	$12,232	$74,041

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.52	$2.06	$1.14	$7.05
Diluted	$0.47	$1.90	$1.07	$6.53

Weighted average shares outstanding
Basic	10,709,025	10,519,722	10,686,888	10,502,101
Diluted	11,586,145	11,450,346	11,450,030	11,349,801

Period end shares outstanding	10,711,205	10,520,549	10,711,205	10,520,549
(1) Included in other expenses for the nine months ended September 30, 2026 was a $70 million expense related to the settlement of the “cash sweep” program litigation. See Note 13.

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Expressed in thousands)	2026	2025	2026	2025
Net income	$5,404	$21,712	$12,186	$74,041
Other comprehensive income, net of tax
Currency translation adjustment	(662)	451	829	2,110
Comprehensive income	4,742	22,163	13,015	76,151
Net income attributable to noncontrolling interests	(55)	—	(46)	—
Comprehensive income attributable to Oppenheimer Holdings Inc.	$4,797	$22,163	$13,061	$76,151

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND NONCONTROLLING INTERESTS (unaudited)

(Expressed in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock ($0.001 par value per share)
Balance at beginning of period	$11	$10	$10	$10
Issuance of Class A non-voting common stock	—	—	1	—
Balance at end of period	11	10	11	10
Additional paid-in capital
Balance at beginning of period	28,124	26,576	32,703	29,733
Issuance of Class A non-voting common stock	280	190	8,525	6,466
Repurchase of Class A non-voting common stock for cancellation	—	—	—	(90)
Share-based expense	4,966	3,147	13,460	9,924
Vested employee share plan awards	(280)	(190)	(21,598)	(16,310)
Balance at end of period	33,090	29,723	33,090	29,723
Retained earnings
Balance at beginning of period	950,117	867,922	947,413	819,961
Repurchase of Class A non-voting common stock for cancellation	—	—	—	(580)
Net income (1)	5,459	21,712	12,232	74,041
Dividends declared	(2,142)	(1,894)	(6,211)	(5,682)
Balance at end of period	953,434	887,740	953,434	887,740
Accumulated other comprehensive income
Balance at beginning of period	5,188	2,350	3,697	691
Currency translation adjustment	(662)	451	829	2,110
Balance at end of period	4,526	2,801	4,526	2,801
Total Oppenheimer Holdings Inc. stockholders' equity	$991,061	$920,274	$991,061	$920,274
Noncontrolling interest
Balance at beginning of period	13,215	—	13,206	—
Net income attributable to noncontrolling interest	(55)	—	(46)	—
Balance at end of period	13,160	—	13,160	—
Total stockholders' equity	$1,004,221	$920,274	$1,004,221	$920,274

Dividends declared per share	$0.20	$0.18	$0.58	$0.54

(1) Attributable to Oppenheimer Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements

Table of Content

OPPENHEIMER HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Expressed in thousands)	2026	2025
Cash flows from operating activities
Net income	$12,186	$74,041
Adjustments to reconcile net income to net cash used in operating activities
Non-cash items included in net income:
Depreciation and amortization of furniture, equipment and leasehold improvements	7,490	8,236
Deferred income taxes	(11,206)	793
Amortization of intangible assets	500	500
Amortization of notes receivable	12,433	13,422
Provision for (reversal of) credit losses	31	(23)
Paid-in-kind interest	(269)	(143)
Share-based compensation	81,603	28,936
Amortization of right-of-use lease assets	20,624	19,493
Decrease (increase) in operating assets:
Deposits with clearing organizations	(24,326)	(1,099)
Receivables from brokers, dealers and clearing organizations	17,447	(83,864)
Receivables from customers	(237,141)	(105,637)
Income tax receivable	(2,526)	(2,194)
Securities owned	(152,736)	(207,744)
Notes receivable	(8,057)	(12,857)
Company-owned life insurance	(7,137)	(8,858)
Other assets	23,049	(39,456)
Increase (decrease) in operating liabilities:
Drafts payable	(9,339)	(4,898)
Payables to brokers, dealers and clearing organizations	335,306	68,523
Payables to customers	(52,821)	107,591
Securities sold under agreements to repurchase, net	24,477	40,413
Securities sold but not yet purchased	(56,821)	159,964
Accrued compensation	(54,870)	(30,798)
Income tax payable	(15,352)	(3,725)
Accounts payable and other liabilities	(15,197)	(8,864)
Cash (used in)/provided by operating activities	(112,652)	11,752
Cash flows from investing activities
Purchase of furniture, equipment and leasehold improvements	(5,785)	(4,014)
Proceeds from the settlement of company-owned life insurance	2,293	3,396
Cash used in investing activities	(3,492)	(618)
Cash flows from financing activities
Cash dividends paid on Class A non-voting and Class B voting common stock	(16,697)	(5,682)
Repurchase of Class A non-voting common stock for cancellation	—	(671)
Payments for employee taxes withheld related to vested share-based awards	(13,057)	(9,843)
Increase in bank call loans	145,500	10,200
Cash provided by/(used in) financing activities	115,746	(5,996)
Net (decrease)/increase in cash and cash equivalents	(398)	5,138
Cash and cash equivalents, beginning of period	38,405	33,150
Cash and cash equivalents, end of period	$38,007	$38,288

Table of Content

(Expressed in thousands)	2026	2025

Schedule of non-cash financing activities
Employee share plan issuance	$14,618	$10,587

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$59,473	$66,510
Cash paid during the period for income taxes, net	37,964	36,169

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
The accompanying condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K"). The accompanying condensed consolidated balance sheet data was derived from the same sources as the audited consolidated financial statements but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management's knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

As of September 30, 2026, the Company had $53.6 million of notes receivable ($58.0 million as of December 31, 2025). Notes receivable represent recruiting and retention payments generally in the form of upfront loans to financial advisors and key revenue producers as part of the Company's overall growth strategy. These notes generally amortize over a service period of 3 to 9 years from the initial date of the note. All such notes are contingent on the employees' continued employment with the Company. The unforgiven portion of the notes becomes due on demand in the event the employee departs during the service period. At that point, any uncollected portion of the notes is reclassified into a defaulted notes category.

The allowance for uncollectibles is a valuation account that is deducted from the amortized cost basis of the defaulted notes balance to present the net amount expected to be collected. Balances are charged-off against the allowance when management deems the amount to be uncollectible.

The Company reserves 100% of the uncollected balance of defaulted notes which are five years and older and applies an expected loss rate to the remaining balance. The expected loss rate is based on historical collection rates of defaulted notes. The expected loss rate may be adjusted for changes in environmental and market conditions such as changes in unemployment rates, changes in interest rates and/or other relevant factors. For the three and nine months ended September 30, 2026, no adjustments were made to the expected loss rates. The Company will continuously monitor the effect of these factors on the expected loss rate and adjust it as necessary.

The allowance is measured on a pool basis as the Company has determined that the entire defaulted portion of notes receivable has similar risk characteristics.

As of September 30, 2026, the balance of defaulted notes was $4.6 million and the allowance for uncollectibles was $3.0 million. The allowance for uncollectibles consisted of $1.9 million related to defaulted notes balances (five years and older) and $1.1 million (under five years).

The following table presents the disaggregation of defaulted notes by year of default as of September 30, 2026:

(Expressed in thousands)
As of September 30, 2026

2026	$1,831
2025	298
2024	—
2023	360
2022	141
2021 and prior	1,950
Total	$4,580

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents activity in the allowance for uncollectibles of defaulted notes for the three and nine months ended September 30, 2026 and 2025:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$2,405	$2,856	$2,117	$2,815
Additions	700	173	1,051	469
Write-offs	(87)	(377)	(150)	(632)
Ending balance	$3,018	$2,652	$3,018	$2,652

4.    Leases
The Company has operating leases for office space and equipment expiring at various dates through 2037. The Company leases its corporate headquarters at 85 Broad Street, New York, New York, which houses its executive management team and many administrative functions for the Company as well as its research, trading, investment banking, and asset management divisions and an office in Troy, Michigan, which among other things, houses its payroll and human resources departments. In October 2026, the Company elected not to exercise its renewal option for its corporate headquarters lease at 85 Broad Street. See Note 16. In addition, the Company has 88 retail branch offices in the United States as well as offices in London, United Kingdom; St. Helier, Isle of Jersey; Geneva, Switzerland; Tel Aviv, Israel; and Hong Kong, China.

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

As of September 30, 2026, the Company had right-of-use operating lease assets of $110.5 million (net of accumulated amortization of $154.0 million) which are comprised of real estate leases of $107.7 million (net of accumulated amortization of $151.5 million) and equipment leases of $2.8 million (net of accumulated amortization of $2.5 million). As of September 30, 2026, the Company had operating lease liabilities of $141.4 million which are comprised of real estate lease liabilities of $138.6 million and equipment lease liabilities of $2.8 million. The Company had no finance leases as of September 30, 2026.

As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The following table presents the weighted average lease term and weighted average discount rate for the Company's operating leases as of September 30, 2026 and December 31, 2025, respectively:

	As of
	September 30, 2026	December 31, 2025

Weighted average remaining lease term (in years)	5.36	5.57
Weighted average discount rate	7.23%	7.36%

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents operating lease costs recognized for the three and nine months ended September 30, 2026 and September 30, 2025, respectively, which are included in occupancy and equipment costs on the condensed consolidated income statements:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs:
Real estate leases - Right-of-use lease asset amortization	$6,596	$6,169	$19,374	$18,220
Real estate leases - Interest expense	2,513	2,902	7,755	9,050
Equipment leases - Right-of-use lease asset amortization	425	421	1,251	1,270
Equipment leases - Interest expense	49	53	150	146

The maturities of lease liabilities as of September 30, 2026 and December 31, 2025 are as follows:

(Expressed in thousands)
	As of
	September 30, 2026	December 31, 2025
2026	$11,178	$43,665
2027	43,280	40,976
2028	29,296	26,884
2029	22,307	20,251
2030	19,092	17,429
After 2030	46,268	40,674
Total lease payments	171,421	189,879
Less interest	(30,060)	(34,951)
Present value of lease liabilities	$141,361	$154,928

As of September 30, 2026, the Company had $6.0 million of additional real estate operating leases that have not yet commenced ($9.5 million as of December 31, 2025).

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
Investment Banking
The Company earns underwriting revenue by providing capital raising solutions for corporate and public finance clients through initial public offerings, follow-on offerings, equity-linked offerings, municipal and public finance offerings, private investments in public entities, and private placements. Underwriting revenue is recognized at a point in time on trade date, as the client obtains the control and benefit of the capital markets offering at that time. These fees are generally received within 90 days after the transactions are completed. Transaction-related expenses, primarily consisting of legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related investment banking transaction revenue. Underwriting revenue and related expenses are presented gross on the condensed consolidated income statements.
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Disaggregation of Revenue
The following presents the Company's revenue from contracts with customers disaggregated by major business activity and other sources of revenue for the three and nine months ended September 30, 2026 and 2025:

(Expressed in thousands)	For the Three Months Ended September 30, 2026
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$44,225	$62,609	$8	$106,842
Mutual fund and insurance income	9,046	1	6	9,053
Advisory fees	154,937	—	15	154,952
Investment banking - capital markets	3,287	9,447	—	12,734
Investment banking - advisory	427	20,033	—	20,460
Bank deposit sweep income	25,556	—	—	25,556
Other	4,633	901	1,318	6,852
Total revenue from contracts with customers	242,111	92,991	1,347	336,449
Other sources of revenue:
Interest	23,580	14,351	1,578	39,509
Principal transactions, net	55	6,470	(1,125)	5,400
Other	425	220	1	646
Total other sources of revenue	24,060	21,041	454	45,555
Total revenue	$266,171	$114,032	$1,801	$382,004

(Expressed in thousands)	For the Three Months Ended September 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$53,511	$58,807	$8	$112,326
Mutual fund and insurance income	8,350	1	7	8,358
Advisory fees	134,397	—	7	134,404
Investment banking - capital markets	3,042	52,143	—	55,185
Investment banking - advisory	438	21,865	—	22,303
Bank deposit sweep income	28,349	—	—	28,349
Other	7,809	84	1,397	9,290
Total revenue from contracts with customers	235,896	132,900	1,419	370,215
Other sources of revenue:
Interest	22,381	14,785	1,693	38,859
Principal transactions, net	1,254	14,194	(546)	14,902
Other	195	266	1	462
Total other sources of revenue	23,830	29,245	1,148	54,223
Total revenue	$259,726	$162,145	$2,567	$424,438

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	For the Nine Months Ended September 30, 2026
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$146,598	$198,760	$34	$345,392
Mutual fund and insurance income	26,363	3	16	26,382
Advisory fees	442,180	—	55	442,235
Investment banking - capital markets	10,773	62,610	—	73,383
Investment banking - advisory	696	141,167	—	141,863
Bank deposit sweep income	76,629	—	—	76,629
Other	13,627	1,821	3,845	19,293
Total revenue from contracts with customers	716,866	404,361	3,950	1,125,177
Other sources of revenue:
Interest	66,364	45,779	4,190	116,333
Principal transactions, net	1,914	31,523	(1,011)	32,426
Other	7,378	654	7	8,039
Total other sources of revenue	75,656	77,956	3,186	156,798
Total revenue	$792,522	$482,317	$7,136	$1,281,975

(Expressed in thousands)	For the Nine Months Ended September 30, 2025
	Reportable Segments
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue from contracts with customers:
Commissions from sales and trading	$149,481	167,973	32	$317,486
Mutual fund and insurance income	24,079	3	19	24,101
Advisory fees	388,799	—	36	388,835
Investment banking - capital markets	8,762	89,129	—	97,891
Investment banking - advisory	438	70,315	—	70,753
Bank deposit sweep income	87,078	—	—	87,078
Other	15,779	1,737	4,109	21,625
Total revenue from contracts with customers	674,416	329,157	4,196	1,007,769
Other sources of revenue:
Interest	65,808	42,492	4,945	113,245
Principal transactions, net	2,640	36,040	(271)	38,409
Other	5,269	698	51	6,018
Total other sources of revenue	73,717	79,230	4,725	157,672
Total revenue	$748,133	$408,387	$8,921	$1,165,441

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
The Company had receivables related to revenue from contracts with customers of $51.6 million and $72.8 million at September 30, 2026 and December 31, 2025, respectively. The Company had no significant impairments related to these receivables during the three and nine months ended September 30, 2026.
The following presents the Company's receivables and deferred revenue balances from contracts with customers, which are included in other assets and other liabilities, respectively, on the condensed consolidated balance sheet:

(Expressed in thousands)	As of
	September 30, 2026	December 31, 2025
Receivables
Commission (1)	$9,679	$5,011
Mutual fund and insurance income (2)	6,440	6,106
Advisory fees (3)	6,177	24,166
Bank deposit sweep income (4)	3,782	3,876
Investment banking fees (5)	19,042	25,414
Other	6,489	8,221
Total receivables	$51,609	$72,794
Deferred revenue (payables):
Investment banking fees (6)	$1,855	$286
Software license fees (7)	2,369	1,846
IRA fees (8)	686	—
	$4,910	$2,132

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
Earnings per share have been calculated as follows:

(Expressed in thousands, except number of shares and per share amounts)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average number of shares outstanding	10,709,025	10,519,722	10,686,888	10,502,101
Net dilutive effect of share-based awards, treasury stock method (1)	877,120	930,624	763,142	847,700
Diluted weighted average number of shares outstanding	11,586,145	11,450,346	11,450,030	11,349,801

Net income attributable to Oppenheimer Holdings Inc.	$5,459	$21,712	$12,232	$74,041

Earnings per share attributable to Oppenheimer Holdings Inc.
Basic	$0.52	$2.06	$1.14	$7.05
Diluted	$0.47	$1.90	$1.07	$6.53
(1) For the three months ended September 30, 2026, there were no shares of Class A Stock with anti-dilutive effect under share-based compensation arrangements but not yet issued or vested. For the three months ended September 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 7,000 shares of Class A Stock granted under share-based compensation arrangements but not yet issued or vested. For the nine months ended September 30, 2026 and September 30, 2025, the diluted net income per share computation did not include the anti-dilutive effect of 4,000 and 8,000 shares of Class A Stock granted under share-based compensation arrangements but not yet issued or vested, respectively.

7.    Receivables from and payables to brokers, dealers and clearing organizations

(Expressed in thousands)
	As of
	September 30, 2026	December 31, 2025
Receivables from brokers, dealers and clearing organizations consisting of:
Securities borrowed	$118,867	$160,006
Receivables from brokers	51,673	51,080
Securities failed to deliver	33,672	2,583
Clearing organizations	30,251	27,215
Trade date receivables, net	—	14,800
Other	8,091	4,317
Total	$242,554	$260,001
Payables to brokers, dealers and clearing organizations consisting of:
Securities loaned	$539,657	$370,331
Payables to brokers	2,553	728
Securities failed to receive	62,136	18,937
Trade date payables, net	124,324	—
Clearing organizations and other	4,633	8,001
Total	$733,303	$397,997

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
In limited situations where there is reduced activity or less observability around inputs to the valuation, we classify those securities in Level 3 of the valuation hierarchy. The Company valued a convertible note using a discounted cash flow model and warrants using a Black-Scholes option pricing model and categorized them in Level 3 of the fair value hierarchy due to the models' use of unobservable inputs. As of September 30, 2026, the Company had $2.3 million ($2.1 million as of December 31, 2025) and $1.2 million ($1.2 million as of December 31, 2025) of convertible note and warrants, respectively, in Level 3 assets. Additionally, as of each of September 30, 2026 and December 31, 2025, the Company classified a $17.0 million equity securities associated with a consolidated private equity fund sponsored by the Company within Level 3 of the fair value hierarchy due to unobservable pricing inputs.
Derivative financial instruments
The Company classifies exchange-traded derivative financial instruments such as futures contracts in Level 1 of the valuation hierarchy. Some of our derivative positions, such as to-be-announced ("TBA") securities, are valued using models that use observable market parameters, and we classify them in Level 2 of the valuation hierarchy.
Loans
The fair value of loans is estimated using recently executed transactions and current price quotations, which are usually observable. When observable pricing information is not available, fair value is generally determined based on cash flow models using discounted cash flow models, competitor comparable data and other valuation metrics. As of September 30, 2026 and December 31, 2025, the Company had $31,000 and $653,000 of loans, respectively, in Level 2 assets.
Other
The Company owns an equity method investment in a financial technologies firm. The Company elected the fair value option for this investment and it is included in other assets on the condensed consolidated balance sheet. The Company determined the fair value of the investment using observable market data to derive an implied market-multiple. During the three months ended June 30, 2026, the investment was reclassified from Level 2 to Level 3 based on the Company's assessment of the observability of certain valuation inputs used in estimating fair value. During the three months ended September 30, 2026, the investment was transferred from Level 3 to Level 2 of the fair value hierarchy due to the availability of observable transaction data, including recent transactions in the investee's shares, used in calibrating the fair value of the investment. As of September 30, 2026 and December 31, 2025, the fair value of this investment was $5.2 million and $6.3 million, respectively.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Subsequent to September 30, 2026, the Company invested an additional C$1.0 million ($0.7 million) directly in the investee through the purchase of newly issued shares and acquired approximately C$7.3 million ($5.2 million) of shares directly from certain existing shareholders pursuant to a general offer to provide liquidity to long-term shareholders. The Company has not to date obtained a controlling financial interest in the investee as a result of these transactions. A second closing is expected to occur in January 2027, pursuant to which the Company expects to purchase approximately C$338,000 of additional shares from existing shareholders. Depending on the ultimate ownership interest acquired and related governance rights, completion of the transactions could result in consolidation of the investee.
Trade claims are categorized in Level 3 of the fair value hierarchy due to the illiquid nature of the claims and the period of time since the executed prices. As of each of September 30, 2026 and December 31, 2025, the Company had no trade claims.

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
The following table provides information about the Company's investments in Company-sponsored funds as of September 30, 2026:

(Expressed in thousands)
	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity funds (1)	$10,913	$736	N/A	N/A
	$10,913	$736
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
(1) Private equity funds include portfolios focused on technology, infrastructure, real estate, natural resources and specific co-investment opportunities

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value
The Company's assets and liabilities, recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, have been categorized based upon the above fair value hierarchy as follows:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

(Expressed in thousands)	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Deposits with clearing organizations	$37,760	$—	$—	$37,760
Securities owned:
U.S. Treasury securities	1,247,985	—	—	1,247,985
U.S. Agency securities	—	6,927	—	6,927
Sovereign obligations	—	1,993	—	1,993
Corporate debt and other obligations	—	25,921	2,333	28,254
Mortgage and other asset-backed securities	—	1,919	—	1,919
Municipal obligations	—	73,965	—	73,965
Convertible bonds	—	14,834	—	14,834
Corporate equities	26,530	—	1,170	27,700
Money markets	—	230	—	230
Securities owned, at fair value	1,274,515	125,789	3,503	1,403,807
Investments (1)	1,119	9,481	17,000	27,600
Loans (1)	—	31	—	31
Derivative contracts: (2)
Futures	7,468	—	—	7,468
TBAs	—	290	—	290
Derivative contracts, total	7,468	290	—	7,758
Total	$1,320,862	$135,591	$20,503	$1,476,956
Liabilities
Securities sold but not yet purchased:
U.S. Treasury securities	$107,955	$—	$—	$107,955
U.S. Agency securities	—	1	—	1
Corporate debt and other obligations	—	5	—	5
Municipal obligations	—	10	—	10
Convertible bonds	—	2,110	—	2,110
Corporate equities	8,810	—	—	8,810
Securities sold but not yet purchased, at fair value	116,765	2,126	—	118,891
Derivative contracts: (2)
TBAs	—	279	—	279
Derivative contracts, total	—	279	—	279
Total	$116,765	$2,405	$—	$119,170

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
(3) Represents auction rate securities that failed in the auction rate market

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025:

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2026
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain/(Loss) (1)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate debt and other obligations	$2,242	$91	$—	$—	$—	$2,333
Corporate equities	1,170	—	—	—	—	1,170
Investments (2)	23,286	(1,106)	—	—	(5,180)	17,000
(1) Included in principal transactions, net in the condensed consolidated income statement except amounts for corporate debt and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement
(2) Includes $17 million of equity securities associated with a consolidated private equity fund sponsored by the Company

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Three Months Ended September 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate debt and other obligations	$1,862	$111	$—	$—	$—	$1,973
Corporate equities	1,190	(20)	—	—	—	1,170
Other debt securities (1)	128	—	—	—	—	128
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement except amounts for corporate and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2026
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain/(Loss) (2)	and Issuances	Settlements	In (Out) (4)	Balance
Assets
Corporate debt and other obligations	$2,064	$269	$—	$—	$—	$2,333
Corporate equities	1,170	—	—	—	—	1,170
Other debt securities (1)	128	—	—	(128)	—	—
Investments (3)(4)	17,000	(1,106)	—	—	1,106	17,000
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement except amounts for corporate debt and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement
(3) Includes $17 million of equity securities associated with a consolidated private equity fund sponsored by the Company
(4) Includes a transfer-in of $6.3 million in the second quarter of 2026 and a transfer-out of $5.2 million in the third quarter of 2026 related to the Company's investment in a financial technologies firm.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)	Level 3 Assets and Liabilities
	For the Nine Months Ended September 30, 2025
		Total Realized
	Beginning	and Unrealized	Purchases	Sales and	Transfers	Ending
	Balance	Gain (2)	and Issuances	Settlements	In (Out)	Balance
Assets
Corporate debt and other obligations	$—	$143	$1,830	$—	$—	$1,973
Corporate equities	—	—	1,170	—	—	1,170
Other debt securities (1)	2,652	206	—	(2,730)	—	128
Trade claims	2,684	957	534	(4,175)	—	—
(1) Represents auction rate securities that failed in the auction rate market
(2) Included in principal transactions, net in the condensed consolidated income statement except amounts for corporate and other obligations, which represent paid-in-kind interest, that are included in interest income in the condensed consolidated income statement

Financial Instruments Not Measured at Fair Value
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

Assets and liabilities not measured at fair value as of September 30, 2026:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,007	$38,007	$—	$—	$38,007
Deposits with clearing organizations	94,173	94,173	—	—	94,173
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	118,867	—	118,867	—	118,867
Receivables from brokers	51,673	—	51,673	—	51,673
Securities failed to deliver	33,672	—	33,672	—	33,672
Clearing organizations	22,783	—	22,783	—	22,783
Other	7,801	—	7,801	—	7,801
	234,796	—	234,796	—	234,796
Receivables from customers	1,652,159	—	1,652,159	—	1,652,159
Notes receivable, net	53,589	—	53,589	—	53,589
Company-owned life insurance	116,231	—	116,231	—	116,231
Investments (1)	1,902	—	1,902	—	1,902
(1) Included within other assets on the condensed consolidated balance sheet

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$9,008	$9,008	$—	$—	$9,008
Bank call loans	222,300	—	222,300	—	222,300
Payables to brokers, dealers and clearing organizations:
Securities loaned	539,657	—	539,657	—	539,657
Payables to brokers	2,553	—	2,553	—	2,553
Securities failed to receive	62,136	—	62,136	—	62,136
Trade date payables, net	124,324	—	124,324	—	124,324
Clearing organization and other	4,354	—	4,354	—	4,354
	733,024	—	733,024	—	733,024
Payables to customers	340,873	—	340,873	—	340,873
Securities sold under agreements to repurchase, net	1,021,669	—	1,021,669	—	1,021,669

Assets and liabilities not measured at fair value as of December 31, 2025:

(Expressed in thousands)		Fair Value Measurement: Assets
	Carrying Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,405	$38,405	$—	$—	$38,405
Deposits with clearing organizations	79,611	79,611	—	—	79,611
Receivables from brokers, dealers and clearing organizations:
Securities borrowed	160,006	—	160,006	—	160,006
Receivables from brokers	51,080	—	51,080	—	51,080
Securities failed to deliver	2,583	—	2,583	—	2,583
Clearing organizations	27,215	—	27,215	—	27,215
Trade date receivables, net	14,800	—	14,800	—	14,800
Other	4,283	—	4,283	—	4,283
	259,967	—	259,967	—	259,967
Receivables from customers	1,415,049	—	1,415,049	—	1,415,049
Notes receivable, net	57,965	—	57,965	—	57,965
Company-owned life insurance	109,094	—	109,094	—	109,094
Investments (1)	2,114	—	2,114	—	2,114
(1) Included within other assets on the condensed consolidated balance sheet

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)		Fair Value Measurement: Liabilities
	Carrying Value	Level 1	Level 2	Level 3	Total
Drafts payable	$18,347	$18,347	$—	$—	$18,347
Bank call loans	76,800	—	76,800	—	76,800
Payables to brokers, dealers and clearing organizations:
Securities loaned	370,331	—	370,331	—	370,331
Payables to brokers	728	—	728	—	728
Securities failed to receive	18,937	—	18,937	—	18,937
Clearing organizations and other	7,841	—	7,841	—	7,841
	397,837	—	397,837	—	397,837
Payables to customers	393,694	—	393,694	—	393,694
Securities sold under agreements to repurchase, net	997,192	—	997,192	—	997,192
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The notional amounts and fair values of the Company's derivatives as of September 30, 2026 and December 31, 2025 by product were as follows:

(Expressed in thousands)
	Fair Value of Derivative Instruments as of September 30, 2026
	Description	Notional	Fair Value
Assets:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	$35,772	$290
Commodity contracts	Futures	15,425,000	7,468
		$15,460,772	$7,758
Liabilities:
Derivatives not designated as hedging instruments (1)
Other contracts	TBAs	35,772	279
		$35,772	$279
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the location and fair value amounts of the Company's derivative instruments and their effect in the condensed consolidated income statements for the three and nine months ended September 30, 2026 and 2025:

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Three Months Ended September 30, 2026
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain
Commodity contracts	Futures	Principal transactions revenue, net	$3,695
Other contracts	TBAs	Principal transactions revenue, net	8
			$3,703
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
			$175

(Expressed in thousands)
	The Effect of Derivative Instruments in the Income Statement
	For the Nine Months Ended September 30, 2026
		Recognized in Income on Derivatives (pre-tax)
Types	Description	Location	Net Gain/(Loss)
Commodity contracts	Futures	Principal transactions revenue, net	$10,934
Other contracts	Foreign exchange forward contracts	Other revenue/(Compensation and related expenses)	(20)
Other contracts	TBAs	Principal transactions revenue, net	42
			$10,956
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
The Company obtains short-term borrowings primarily through bank call loans, securities loaned and repurchase transactions. Bank call loans are generally payable on demand and bear interest at various rates. As of September 30, 2026, the outstanding balance of bank call loans was $222.3 million ($76.8 million as of December 31, 2025). As of September 30, 2026, such loans with commercial banks were collateralized by the Company's securities and customer securities with market values of approximately $66.3 million and $180.7 million, respectively.
As of September 30, 2026, the Company had approximately $2.3 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has re-pledged approximately $473.6 million under securities loan agreements.
As of September 30, 2026, the Company had pledged $579.2 million of customer securities directly with the Options Clearing Corporation to secure obligations and margin requirements under option contracts written by customers.
As of September 30, 2026, the Company had no outstanding letters of credit.
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
The following table presents a disaggregation of the gross obligation by the class of collateral pledged and the remaining contractual maturity of the repurchase agreements and securities loaned transactions as of September 30, 2026:

(Expressed in thousands)
Overnight and Open
Repurchase agreements:
U.S. Treasury securities	$1,152,132
Securities loaned:
Corporate equities	539,657
Gross amount of recognized liabilities for repurchase agreements and securities loaned	$1,691,789
The following tables present the gross amounts and the offsetting amounts of reverse repurchase agreements, repurchase agreements, securities borrowed and securities loaned transactions as of September 30, 2026 and December 31, 2025:

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

As of September 30, 2026
(Expressed in thousands)				Gross Amounts Not Offset on the Condensed Balance Sheet
	Gross Amounts	Gross Amounts Offset on the Condensed Balance Sheet	Net Amounts Presented on the Condensed Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amounts
Assets
Reverse repurchase agreements	$130,463	$(130,463)	$—	$—	$—	$—
Securities borrowed (1)	118,867	—	118,867	(116,605)	—	2,262
Liabilities
Repurchase agreements	$1,152,132	$(130,463)	$1,021,669	$(1,021,669)	$—	$—
Securities loaned (2)	539,657	—	539,657	(519,288)	—	20,369

As of December 31, 2025
(Expressed in thousands)				Gross Amounts Not Offset on the Condensed Balance Sheet
	Gross Amounts	Gross Amounts Offset on the Condensed Balance Sheet	Net Amounts Presented on the Condensed Balance Sheet	Financial Instruments	Cash Collateral Received or Pledged	Net Amounts
Assets
Reverse repurchase agreements	$175,765	$(175,765)	$—	$—	$—	$—
Securities borrowed (1)	160,006	—	160,006	(152,278)	—	7,728
Liabilities
Repurchase agreements	$1,172,957	$(175,765)	$997,192	$(997,192)	$—	$—
Securities loaned (2)	370,331	—	370,331	(357,814)	—	12,517
(1)Included in receivables from brokers, dealers and clearing organizations on the condensed consolidated balance sheet
(2)Included in payables to brokers, dealers and clearing organizations on the condensed consolidated balance sheet

The Company receives collateral in connection with securities borrowed and reverse repurchase agreement transactions and customer margin loans. Under many agreements, the Company is permitted to sell or re-pledge the securities received (e.g., use the securities to enter into securities lending transactions, or deliver to counterparties to cover short positions). As of September 30, 2026, the fair value of securities received as collateral under securities borrowed transactions and reverse repurchase agreements was $114.6 million ($153.3 million as of December 31, 2025) and $130.5 million ($175.8 million as of December 31, 2025), respectively, of which the Company has sold and re-pledged approximately $44.0 million ($49.1 million as of December 31, 2025) under securities loaned transactions and $130.5 million under repurchase agreements ($175.8 million as of December 31, 2025).
The Company pledges certain of its securities owned for securities lending and repurchase agreements and to collateralize bank call loan transactions. The carrying value of pledged securities owned that can be sold or re-pledged by the counterparty was $1.2 billion, as presented on the face of the condensed consolidated balance sheet as of September 30, 2026 ($1.2 billion as of December 31, 2025).
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

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Credit Concentrations
Credit concentrations may arise from trading, investing, underwriting and financing activities and may be impacted by changes in economic, industry or political factors. In the normal course of business, the Company may be exposed to credit risk in the event customers, counterparties including other brokers and dealers, issuers, banks, depositories or clearing organizations are unable to fulfill their contractual obligations. The Company seeks to mitigate these risks by actively monitoring exposures and obtaining collateral as deemed appropriate. Included in receivables from brokers, dealers and clearing organizations as of September 30, 2026 were receivables related to securities borrowed transactions from five major U.S. broker-dealers totaling approximately $100.3 million. Included in receivables from customers as of September 30, 2026 were fully secured margin loans from our two largest customer accounts totaling approximately $679.0 million, comprising 42.0% of total margin loans.
The Company is obligated to settle transactions with brokers and other financial institutions even if its clients fail to meet their obligations to the Company. Clients are required to complete their transactions on the settlement date, generally one business day after the trade date. If clients do not fulfill their contractual obligations, the Company may incur losses. The Company has clearing/participating arrangements with the National Securities Clearing Corporation, the Fixed Income Clearing Corporation ("FICC"), the Mortgage-Backed Securities Division (a division of the FICC), the Options Clearing Corporation and others. With respect to its business in reverse repurchase and repurchase agreements, all open contracts as of September 30, 2026 are with the FICC. In addition, the Company clears its non-U.S. international equities business carried on by Oppenheimer Europe Ltd. through Global Prime Partners, Ltd., a global clearing financial institution located in the United Kingdom. The clearing organizations have the right to charge the Company for losses that result from a client's failure to fulfill its contractual obligations. Accordingly, the Company has credit exposures with these clearing brokers. The clearing brokers can re-hypothecate the securities held on behalf of the Company. As the right to charge the Company has no maximum amount and applies to all trades executed through the clearing brokers, the Company believes there is no maximum amount assignable to this right. As of September 30, 2026, the Company had recorded no liabilities with regard to this right. The Company's policy is to monitor the credit standing of the clearing brokers and banks with which it conducts business.

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
In the normal course of business, the Company may sponsor and serve as the general partner or managing member of hedge funds and private equity funds established for the purpose of providing alternative investments to both its institutional and qualified retail clients. Upon initial formation, the Company or its affiliates may provide loans to these funds to finance the purchase of underlying investments. These loans generally mature in 90 days or less and are repaid by the funds when the underlying fund interests are sold to qualified clients. Depending on the facts and circumstances, the sponsored investment funds may be considered VIEs, as the loans are considered variable interests. In November 2025, such a loan (the "Loan") was made to a private equity fund (the "Fund"). As of December 31, 2025, $5.0 million of the Loan was outstanding. On March 31, 2026, the Loan was converted into equity interests in the Fund. The Company determined that the Fund meets the definition of a VIE because a simple majority of the underlying investors (equity holders) do not have the ability to remove the Managing Member and the Company has power and potential to absorb gains and losses that could potentially be significant to the Fund. Since an affiliate of the Company serves as the Managing Member and has the power to direct the activities that most significantly impact the Fund's economic performance, the Company concluded it is the primary beneficiary and consolidated the Fund as of each of September 30, 2026 and December 31, 2025. The assets of the VIE can only be used to settle the obligations of the VIE. The following table sets forth the total assets and liabilities of the VIE consolidated on our condensed consolidated balance sheet.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Assets and liabilities of consolidated VIE

(Expressed in thousands)	As of
	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$250	$250
Other assets	17,869	18,350
Total Assets	$18,119	$18,600
Liabilities
Other liabilities	$23	$34
Total Liabilities	$23	$34

As of each of September 30, 2026 and December 31, 2025, assets and liabilities in the Company's condensed consolidated balance sheets related to a VIE where the Company is not the primary beneficiary were included in Securities owned, at fair value on the condensed consolidated balance sheet and primarily related to a convertible note and equity security warrant issued by a VIE.

Assets and liabilities of unconsolidated VIE
The maximum loss exposure indicated in the following table relates solely to our investments in, and unfunded commitments to the unconsolidated VIE.

(Expressed in thousands)	As of
	September 30, 2026	December 31, 2025
Assets	$3,503	$3,234
Liabilities	—	—
Unfunded commitments	—	—
Maximum loss exposure	$3,503	$3,234

11. Income taxes
The effective income tax rate for the three and nine months ended September 30, 2026 was 38.5% and 42.6%, respectively, compared with 31.4% and 29.6% for the three and nine months ended September 30, 2025, respectively, and reflects the Company's annual estimate of the statutory federal and state tax rates adjusted for certain discrete items. The higher effective tax rate in the third quarter of 2026 primarily reflects the greater impact of nondeductible expenses on lower pretax income.

12.    Stockholders' Equity
The Company's authorized shares consist of (a) 50,000,000 shares of Preferred Stock, par value $0.001 per share; (b) 50,000,000 shares of Class A Stock, par value $0.001 per share; and (c) 99,665 shares of Class B Stock, par value $0.001 per share. No Preferred Stock has been issued. 99,665 shares of Class B Stock have been issued and are outstanding.
The Class A Stock and the Class B Stock are equal in all respects except that the Class A Stock is non-voting.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

The following table reflects changes in the number of shares of Class A Stock outstanding for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Class A Stock outstanding, beginning of period	10,608,340	10,418,259	10,387,575	10,231,736
Issued pursuant to share-based compensation plans	3,200	2,625	223,965	200,533
Repurchased and cancelled	—	—	—	(11,385)
Class A Stock outstanding, end of period	10,611,540	10,420,884	10,611,540	10,420,884
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
During the three and nine months ended September 30, 2026, the Company did not purchase any shares of Class A Stock under its share repurchase program. As of September 30, 2026, 451,601 shares remained available to be purchased under the share repurchase program.
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
On October 30, 2026, the Company announced a quarterly dividend in the amount of $0.20 per share, payable on November 27, 2026 to holders of Class A Stock and Class B Stock of record on November 13, 2026.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

13.    Commitments and Contingencies
Commitments
The Company had capital commitments of $0.7 million with respect to unfunded obligations in private equity funds sponsored by the Company and $6.0 million of commitments related to additional operating leases that have not yet commenced.

As of September 30, 2026, the Company had no collateralized or uncollateralized letters of credit outstanding.

In the normal course of business, the Company enters into commitments for debt and equity underwritings. As of September 30, 2026, the Company had certain open underwriting commitments, which were subsequently settled in open market transactions and did not result in any losses.
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
On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the District Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing. The case was scheduled for trial commencing in June 2026.
On April 24, 2026, the parties entered into a settlement of the litigation pursuant to which Oppenheimer agreed to pay $70 million in full and final settlement of all claims brought in the litigation. On May 13, 2026, Plaintiff filed in the District Court a Motion for Preliminary Approval of Class Action Settlement. On May 22, 2026, the District Court entered an Order Granting Preliminary Approval of Class Action Settlement, Approving Form and Manner of Notice, and Setting Date for Hearing on Final Approval of Settlement (“Order”). Pursuant to the terms of the Order, on June 8, 2026, Oppenheimer deposited $70 million into an escrow account for the benefit of the class and reversed the related loss accrual. On September 17, 2026, the District Court issued an order giving final approval to the settlement agreement. The Company received a release from any and all claims arising from the facts and circumstances alleged in the litigation and did not admit to any liability or wrongdoing. The Company expects that the amount of the settlement will be fully tax deductible.

14.     Regulatory requirements
The Company's U.S. broker dealer subsidiary, Oppenheimer, is subject to the uniform net capital requirements of the SEC under Rule 15c3-1 (the "Rule") promulgated under the Exchange Act. Oppenheimer computes its net capital requirements under the alternative method provided for in the Rule which requires that Oppenheimer maintain net capital equal to two percent of aggregate customer-related debit items, as defined in SEC Rule 15c3-3. As of September 30, 2026, the net capital of Oppenheimer as calculated under the Rule was $477.9 million or 26.25% of Oppenheimer's aggregate debit items. This was $441.5 million in excess of the minimum required net capital at that date.
As of September 30, 2026, the capital required and held under the Financial Conduct Authority's Investment Firms’ Prudential Regime (“IFPR”) for Oppenheimer Europe Ltd. was as follows:
•Common Equity Tier 1 ratio 107% (required 56.0%);
•Tier 1 Capital ratio 107% (required 75.0%); and
•Total Capital ratio 166% (required 100.0%).
As of September 30, 2026, Oppenheimer Europe Ltd. was in compliance with its regulatory requirements.

As of September 30, 2026, the regulatory capital of Oppenheimer Investments Asia Limited was $3.1 million, which was $2.7 million in excess of the $382,320 required to be maintained on that date. Oppenheimer Investments Asia Limited computes its regulatory capital pursuant to the requirements of the Securities and Futures Commission of Hong Kong. As of September 30, 2026, Oppenheimer Investments Asia Limited was in compliance with its regulatory requirements.

As of September 30, 2026, Oppenheimer Trust Company of Delaware is required to maintain minimal capital of $4.15 million. Oppenheimer Trust Company of Delaware is currently in compliance with its capital requirements.

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
The tables below present information about the Company’s reported segment revenue, segment pre-tax income or loss, compensation expenses, and other segment items for the three and nine months ended September 30, 2026 and 2025. There are no adjustments or reconciling items for any of the periods presented. Asset information by reportable segment is not reported, since the Company does not produce such information for internal use by the CODM.

(Expressed in thousands)
	For the Three Months Ended September 30, 2026
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$266,171	$114,032	$1,801	$382,004
Less :
Compensation expenses (1)	158,796	79,628	26,331	264,755
Other segment items (2)	51,744	44,289	12,424	108,457
Pre-tax income (loss)	$55,631	$(9,885)	$(36,954)	$8,792
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $21.0 million driven by changes in the Company's stock price.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

(Expressed in thousands)
	For the Three Months Ended September 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$259,726	$162,145	$2,567	$424,438
Less :
Compensation expenses (1)	148,978	106,245	34,999	290,222
Other segment items (2)	48,220	43,611	10,750	102,581
Pre-tax income (loss)	$62,528	$12,289	$(43,182)	$31,635
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $13.5 million driven by changes in the Company's stock price.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

(Expressed in thousands)
	For the Nine Months Ended September 30, 2026
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$792,522	$482,317	$7,136	$1,281,975
Less :
Compensation expenses (1)	479,110	302,139	86,648	867,897
Other segment items (2)	158,573	132,080	102,189	392,842
Pre-tax income (loss)	$154,839	$48,098	$(181,701)	$21,236
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $68.1 million driven by changes in the Company's stock price.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest, expense related to the settlement of the “cash sweep” program litigation and other expenses.

(Expressed in thousands)
	For the Nine Months Ended September 30, 2025
	Wealth Management	Capital Markets	Corporate/Other	Total
Revenue	$748,133	$408,387	$8,921	$1,165,441
Less :
Compensation expenses (1)	400,917	274,199	81,271	756,387
Other segment items (2)	153,990	130,860	18,983	303,833
Pre-tax income (loss)	$193,226	$3,328	$(91,333)	$105,221
(1) Wealth Management compensation expenses include expenses related to liability-based stock appreciation rights totaling $19.0 million driven by changes in the Company's stock price.
(2) Other segment items include communication and technology expenses, occupancy and equipment costs, clearing and exchange fees, interest and other expenses.

OPPENHEIMER HOLDINGS INC. Notes to Condensed Consolidated Financial Statements (unaudited)

Revenue, classified by the major geographic areas in which it was earned, for the three and nine months ended September 30, 2026 and 2025 was:

(Expressed in thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$366,781	$407,677	$1,215,996	$1,121,198
Europe/Middle East	14,528	16,092	64,013	42,182
Asia	695	669	1,966	2,061
Total	$382,004	$424,438	$1,281,975	$1,165,441

16.    Subsequent events

The Company has performed an evaluation of events that occurred since September 30, 2026 and through the date on which the condensed consolidated financial statements were issued, and determined there are no events that have occurred that would require recognition or additional disclosure except (i) as disclosed in Note 8 regarding the Company's additional investment in an equity method investment (including the second closing expected to occur in January 2027), (ii) as disclosed in Note 12 related to the Company's declaration of a quarterly dividend, and (iii) in October 2026, the Company elected not to exercise its renewal option for its existing corporate headquarters lease at 85 Broad Street, New York, New York, and will need to relocate its headquarters upon expiration of the existing lease in February 2028; the Company is currently in negotiations for a lease for a new corporate headquarters in New York City, and there can be no assurance that a lease will be entered into on the terms currently contemplated or at all.

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
Oppenheimer Holdings Inc., through its operating subsidiaries, is a leading middle market investment bank and full-service broker-dealer that is engaged in a broad range of activities in the securities industry, including retail securities brokerage, institutional sales and trading, market-making, research, investment banking (both corporate and public finance), investment advisory and asset management services and trust services. Its principal subsidiaries are Oppenheimer & Co. Inc. ("Oppenheimer") and Oppenheimer Asset Management Inc. ("OAM"). As of September 30, 2026, we provided our services from 88 offices in 25 states located throughout the United States and offices in Puerto Rico, Tel Aviv, Israel, Hong Kong, China, London, England, St. Helier, Isle of Jersey and Geneva, Switzerland. The Company provides investment advisory services through OAM and Oppenheimer Investment Management LLC ("OIM") and Oppenheimer's financial advisor directed programs. At September 30, 2026, client assets under management ("AUM") totaled $59.6 billion. AUM includes the total market value of client investments in discretionary and non-discretionary advisory programs as well as the net asset value of private placements of alternative investments offered by and held by clients of the Company. Client assets under administration ("AUA") as of September 30, 2026 totaled $153.7 billion. AUA includes AUM and the other assets held for which the Company provides services. At September 30, 2026, the Company employed 3,009 employees, of whom 926 were financial advisors.
Outlook
We are focused on growing our wealth management business through strategic additions of experienced financial advisors in our existing branch system and employment of experienced money management personnel in our asset management business as well as deploying our capital for expansion through targeted acquisitions or new branch openings. We are also continuing to enhance our family office capabilities and related services to meet the evolving needs of high-net-worth and ultra-high-net-worth clients. In that regard, we have a plan under way to establish a platform in Switzerland for global high net worth clients interested in non-US custody and investment solutions. We are increasingly creating, sponsoring and investing in private market opportunities on our own behalf and on behalf of qualified clients as we believe these investments provide access to attractive long-term growth opportunities and expand the range of investment solutions available to our clients. We are also focused on opportunities in our capital markets businesses, including integrating new technology platforms to expand the suite of services offered to our clients and onboarding experienced personnel and/or small units that will improve our ability to attract institutional clients in both equities and fixed income without significantly raising our risk profile. In investment banking, we are committed to growing our footprint by adding experienced bankers in the U.S. and U.K. within our existing industry practices as well as new industry practices where we believe we can be successful. In addition, we are committed to training younger employees throughout the organization and provide various training programs. We find that we have overwhelming demand for entrance into each of these programs.
We continuously invest in and improve our technology platform to support client service and to remain competitive, while continuously managing expenses. We are also evaluating and selectively integrating artificial intelligence ("A.I.") solutions across our platform, with the goal of improving client service, increasing employee productivity and supporting our shared services, including our technology, risk management, accounting and compliance functions. Our approach is focused on leveraging these emerging technologies in a measured manner that aligns with our business model and regulatory obligations, while limiting the cyber risk that comes with these emerging technologies. We also continue to evaluate evolving market structure developments, including extended trading hours, developments in digital asset and tokenization frameworks and changing client expectations, and may selectively invest in our platform and capabilities where we believe such investments support our long-term strategic objectives.
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
The Company also reviews its full-service business model to determine the opportunities available to build or acquire closely related businesses in areas where others have shown some success. Equally important is the search for viable acquisition candidates. Our long-term intention is to pursue growth by acquisition where we can find a comfortable match in terms of corporate goals and personnel at a price that would provide our stockholders with incremental value. We review potential acquisition opportunities from time to time with the aim of fulfilling the Company's strategic goals, while evaluating and managing our existing businesses. In addition, the Company may from time to time make an acquisition of 100% of a business, acquire a controlling financial interest in a business, increase its ownership in existing minority investments, or make new minority private investments out of excess capital in allied or unrelated businesses with the goal of either syndicating the investment to eligible clients or retaining ownership because we believe such investments may offer attractive financial returns or contribute to the Company's strategic, technological, operational or infrastructure objectives.
The Interest Rate Environment and the U.S. Economy
The Federal Reserve maintained the federal funds target range at 3.50% to 3.75% throughout most of 2026 before increasing the target range by 25 basis points to 3.75% to 4.00% in September 2026. Recent Federal Reserve communications have reflected continued focus on inflationary pressures and the need to balance price stability with economic growth and overall market conditions. Recent reports indicate that inflation will continue to impact upcoming Federal Reserve decisions on interest rates. Monetary policy actions taken subsequent to September 30, 2026 may further affect interest rate expectations and market conditions.
Further changes to the federal funds rate may continue to impact our interest-based revenue. Lower rates reduce fees earned from FDIC-insured client deposits through our sweep program, though this impact may be partially offset if the cash sweep balances rise as clients encounter fewer attractive alternatives for those balances. Rate reductions also decrease the interest we charge on customer margin loans and earn on other interest-sensitive assets, negatively affecting earnings. These impacts may be partially offset by increased activity in other parts of our business, as has been the case historically. Conversely, higher rates generally increase revenue earned on client cash balances, margin lending activities and other interest-sensitive assets, although they may also increase funding costs and influence client asset allocation decisions.
Middle East Regional Conflict
Ongoing conflict in the Middle East continues to create geopolitical and economic uncertainty with potential implications for the global economy, global financial markets and our business operations. The conflict that began on October 7, 2023, when Hamas launched an attack on Israel, prompted Israeli military operations in Gaza. Despite periodic diplomatic efforts, the security environment in the region remains uncertain and subject to rapid change.
The increase in hostilities between Israel and the U.S., on the one hand, and Iran, on the other, has had a significant impact on the price of oil since February 2026 as well as refined products. Threats to the Strait of Hormuz and the Red Sea transits for oil are likely to continue to threaten the worldwide economy for the near future.
Regional tensions have contributed to uncertainty in energy markets, inflation expectations and investor sentiment and have at times increased volatility across financial markets, which may also influence monetary policy decisions and broader economic conditions. Continued or escalating hostilities could contribute to regional instability, further disrupt global trade routes and energy flows, intensify inflationary pressures, and adversely affect commodity prices, financial markets and economic activity. We continue to monitor developments closely and assess any potential impacts on client investments as well as our employees, operations and activities across the Company.

EXECUTIVE SUMMARY

The Firm's operating results for the third quarter reflected generally constructive market conditions, although earnings were disappointing due to lower retail trading activity, reduced investment banking volumes and higher expense associated with the increased value of stock appreciation rights resulting from the change in the Company's stock price during the quarter. Client asset levels grew, with assets under management ("AUM") ending the quarter at a record-high level, and assets under administration ("AUA") remaining above the prior year levels. However, trading activity moderated from the elevated levels experienced during the prior year and IPO activity slowed as issuers faced an uncertain reception, and investors navigated an environment marked by interest rate uncertainty, continued inflation concerns and the approaching U.S. midterm election cycle.

Our Wealth Management business benefited from record high AUM levels, which drove increased advisory fee revenues, although reduced retail trading activity resulted in lower transaction-based revenues. Our Capital Markets business was impacted by lower advisory and underwriting activity as corporate clients took a more cautious approach to strategic transactions and capital raising initiatives were largely unavailable to smaller issuers during the quarter, while pockets of volatility provided opportunities for certain of our trading businesses.

The Company ended the quarter with stockholders' equity reaching a record high and ample levels of liquidity and capital. Our financial strength provides us with the flexibility to continue investing in our businesses and our people while pursuing opportunities for growth across the Firm.

RESULTS OF OPERATIONS
The Company reported net income of $5.5 million or $0.52 basic earnings per share for the third quarter of 2026, compared with net income of $21.7 million or $2.06 basic earnings per share for the third quarter of 2025. Revenue for the third quarter of 2026 was $382.0 million, a decrease of 10.0%, compared with revenue of $424.4 million for the third quarter of 2025. Year to date revenue totaled $1,282.0 million, an increase of 10.0%, compared with $1,165.4 million for the same period in 2025. Net income for the nine months ended September 30, 2026 was $12.2 million or $1.14 basic earnings per share, compared with net income of $74.0 million or $7.05 basic earnings per share for the same period in 2025.

Third quarter 2026 results were impacted by a $21.0 million pre-tax expense associated with a long-term employee incentive compensation program for financial advisors that is directly tied to the OPY stock price, which increased by $12.42 per share of Class A Stock during the quarter (from $105.54 to $117.96), compared to an $8.14 per share increase (from $65.77 to $73.91) during the same period last year. The Company changed the program formula beginning in 2026 to reduce the number of grants awarded, although it will take several years for the impact of the revised program formula to be fully reflected. Adjusted net income (3), a non-GAAP measure which excludes the impact of this item, was $20.9 million or $1.96 adjusted basic earnings per share (3) for the third quarter of 2026, compared with $31.7 million or $3.01 adjusted basic earnings per share (3) for the third quarter of 2025. For the nine months ended September 30, 2026, adjusted net income (3), which also excludes the $70 million pre-tax legal accrual related to the settlement of the Company's "cash sweep" litigation recorded in the first quarter of 2026, was $114.1 million or $10.68 adjusted basic earnings per share (3), compared with $88.1 million or $8.39 adjusted basic earnings per share (3) for the same period in 2025. Management believes these non-GAAP measures provide supplemental insight into the Company’s core operating performance.

(Expressed in thousands, except Per Share Amounts or otherwise indicated)
	3Q-2026	3Q-2025	Change	% Change
Revenue	$382,004	$424,438	$(42,434)	(10.0)
Compensation expenses	$264,755	$290,222	$(25,467)	(8.8)
Non-compensation expenses	$108,457	$102,581	$5,876	5.7
Pre-tax income	$8,792	$31,635	$(22,843)	(72.2)
Income tax provision	$3,388	$9,923	$(6,535)	(65.9)
Net income (1)	$5,459	$21,712	$(16,253)	(74.9)
Adjusted net income (non-GAAP) (1) (3)	$20,921	$31,679	$(10,758)	(34.0)

Earnings per share (basic) (1)	$0.52	$2.06	$(1.54)	(74.8)
Earnings per share (diluted) (1)	$0.47	$1.90	$(1.43)	(75.3)
Adjusted earnings per share (basic) (non-GAAP) (1) (3)	$1.96	$3.01	$(1.05)	(34.9)
Adjusted earnings per share (diluted) (non-GAAP) (1) (3)	$1.81	$2.77	$(0.96)	(34.7)

Book value per share	$92.53	$87.47	$5.06	5.8
Tangible book value per share (2)	$75.89	$70.48	$5.41	7.7
Class A shares outstanding	10,611,540	10,420,884	190,656	1.8

AUA ($ billions)	$153.7	$143.5	$10.2	7.1
AUM ($ billions)	$59.6	$55.1	$4.5	8.2

(1) Attributable to Oppenheimer Holdings Inc.
(2) Represents book value less goodwill and intangible assets divided by number of shares outstanding
(3) Represents a non-GAAP measure; refer to the schedule on page 48 for additional explanation of non-GAAP financial measures and a reconciliation of adjusted net income and earnings per share to U.S. GAAP.

Highlights
•Revenue decreased in the third quarter of 2026 primarily due to lower investment banking revenue and reduced transaction-based commissions and certain trading-related revenue, partially offset by higher advisory fees
•AUM and AUA remained above prior year levels at September 30, 2026, with AUM reaching a new record level
•Compensation expenses were lower compared with the prior year quarter primarily due to reduced incentive compensation accruals reflecting softer results, partially offset by higher stock appreciation rights expense resulting from a rise in the Company's share price
•Non-compensation expenses increased when compared with the prior year quarter, driven primarily by increases in communication and technology-related expenses
•Stockholders' equity (1) reached a record $991.1 million at September 30, 2026

BUSINESS SEGMENTS
The table below presents information about the reported revenue and pre-tax income (loss) of the Company's reportable business segments for the three and nine months ended September 30, 2026 and 2025:

(Expressed in thousands)
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenue
Wealth Management	$266,171	$259,726	2.5	$792,522	$748,133	5.9
Capital Markets	114,032	162,145	(29.7)	482,317	408,387	18.1
Corporate/Other	1,801	2,567	(29.8)	7,136	8,921	(20.0)
Total	$382,004	$424,438	(10.0)	$1,281,975	$1,165,441	10.0

Pre-tax income (loss)
Wealth Management	$55,631	$62,528	(11.0)	$154,839	$193,226	(19.9)
Capital Markets	(9,885)	12,289	*	48,098	3,328	1,345.3
Corporate/Other	(36,954)	(43,182)	(14.4)	(181,701)	(91,333)	98.9
Total	$8,792	$31,635	(72.2)	$21,236	$105,221	(79.8)

* Not meaningful

Wealth Management

Wealth Management reported revenue for the current quarter of $266.2 million, 2.5% higher compared with the prior year period. Pre-tax income was $55.6 million in the current quarter, a decrease of 11.0% compared with the prior year period. Financial advisor headcount at the end of the current quarter was 926, compared with 927 at the end of the third quarter of 2025.

('000s unless otherwise indicated)
	3Q-2026	3Q-2025	Change	% Change
Revenue	$266,171	$259,726	$6,445	2.5
Commissions	$53,271	$61,862	$(8,591)	(13.9)
Advisory fee revenue	$154,937	$134,396	$20,541	15.3
Bank deposit sweep income	$25,556	$28,349	$(2,793)	(9.9)
Interest	$23,580	$22,381	$1,199	5.4
Other	$8,827	$12,738	$(3,911)	(30.7)

Total expenses	$210,540	$197,198	$13,342	6.8
Compensation	$158,796	$148,978	$9,818	6.6
Non-compensation	$51,744	$48,220	$3,524	7.3

Pre-tax income	$55,631	$62,528	$(6,897)	(11.0)

Compensation ratio	59.7%	57.4%	2.3%	4.0
Non-compensation ratio	19.4%	18.6%	0.8%	4.3
Pre-tax margin	20.9%	24.1%	(3.2)%	(13.3)

AUA (billions)	$153.7	$143.5	$10.2	7.1
AUM (billions)	$59.6	$55.1	$4.5	8.2
Cash sweep balances (billions)	$2.7	$2.8	$(0.1)	(3.6)

•Retail commissions decreased 13.9% from the prior year period primarily due to lower retail trading activity
•Advisory fees increased 15.3% due to higher average AUM during the billing period
•Bank deposit sweep income decreased $2.8 million from a year ago due to lower average short-term interest rates compared with the prior year period
•Interest revenue increased 5.4% from a year ago primarily due to higher average margin loan balances
•Other revenue decreased $3.9 million from a year ago due primarily to lower market appreciation in the cash surrender value of Company-owned life insurance policies, which fluctuates based on changes in the fair value of the policies' underlying investments
•Compensation expenses increased 6.6% from the prior year period primarily due to higher share appreciation rights expense ($21.0 million, compared with $13.5 million in the prior year period) along with increased production-related expenses
•Non-compensation expenses increased 7.3% from the prior year period primarily due to increased communication and technology costs as well as higher interest expense
The following table provides a breakdown of the change in assets under management for the three months ended September 30, 2026:

(Expressed in millions)
	For the Three Months Ended September 30, 2026
Fund Type	Beginning Balance	Contributions	Redemptions/Profit Distribution	Appreciation (Depreciation)	Ending Balance
Traditional (1)	$50,935	$1,646	$(1,826)	$193	$50,948
Institutional fixed income (2)	931	28	(29)	(27)	903
Alternative investments:
Hedge funds (3)	5,386	61	(131)	(443)	4,873
Private equity funds (4)	1,925	220	(65)	209	2,289
Portfolio enhancement program (5)	266	9	—	—	275
Other	4	225	—	93	322
	$59,447	$2,189	$(2,051)	$25	$59,610
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

Capital Markets

Capital Markets reported revenue for the current quarter of $114.0 million, 29.7% lower when compared with the prior year period. Pre-tax loss was $9.9 million compared with pre-tax income of $12.3 million in the prior year period.

('000s)	3Q-2026	3Q-2025	Change	% Change
Revenue	$114,032	$162,145	$(48,113)	(29.7)

Investment Banking	$29,782	$75,045	$(45,263)	(60.3)
Advisory fees	$20,033	$21,865	$(1,832)	(8.4)
Equities underwriting	$8,708	$48,326	$(39,618)	(82.0)
Fixed income underwriting	$739	$3,818	$(3,079)	(80.6)
Other	$302	$1,036	$(734)	(70.8)

Sales and Trading	$83,129	$86,753	$(3,624)	(4.2)
Equities	$50,645	$44,139	$6,506	14.7
Fixed income	$32,484	$42,614	$(10,130)	(23.8)

Other	$1,121	$347	$774	223.1

Total expenses	$123,917	$149,856	$(25,939)	(17.3)
Compensation	$79,628	$106,245	$(26,617)	(25.1)
Non-compensation	$44,289	$43,611	$678	1.6

Pre-tax income (loss)	$(9,885)	$12,289	$(22,174)	*

Compensation ratio	69.8%	65.5%	4.3%	6.6
Non-compensation ratio	38.8%	26.9%	11.9%	44.2
Pre-tax margin	(8.7)%	7.6%	(16.3)%	(214.5)

* Not meaningful

•Advisory fees earned from investment banking activities decreased 8.4% from the prior year period primarily due to fewer M&A transactions
•Equities underwriting fees decreased 82.0% from the prior year period primarily due to fewer transactions and higher fees associated with completed transactions in the prior year period
•Fixed income underwriting revenue declined primarily due to lower contribution from municipal underwriting activity
•Equities sales and trading revenue increased 14.7% compared with the prior year period mostly due to higher trading volumes and growth in options-related commission revenue
•Fixed income sales and trading revenue decreased 23.8% from the prior year period primarily due to the impact of lower activity levels and the impact of falling valuations on inventory due to changes in the interest rate environment
•Compensation expenses decreased 25.1% from the prior year period largely due to lower production expenses and incentive compensation accruals
•Non-compensation expenses were flat compared with the prior year period

Impacts of Changes in Oppenheimer Holdings Inc.’s Class A Stock Price

Under the Oppenheimer Holdings Inc. Stock Appreciation Right Plan, the Company awards stock appreciation rights ("OARs") to certain financial advisors in the Wealth Management segment as part of their compensation package based on a formula that considers gross revenue production and length of service. These awards are granted annually in January with respect to the prior year's revenue contribution. The OARs vest five years from the grant date and settle in cash upon vesting. The awardee must be continuously employed throughout the period and on the payment date upon vesting. The program was developed many years ago as a retention program for valued employees.

Our OARs obligations are recognized as a liability at fair value with any period-over-period changes in fair value recognized in current compensation expense. We determine the fair value of OARs using the Black-Scholes model as of each reporting date. Key inputs and assumptions used to estimate the fair value include the period-end price of Class A Stock, expected term and the expected volatility of the Company's Class A Stock over the term of the award.

In recent periods, increases in both the market price and expected volatility of Class A Stock have significantly increased the fair value of outstanding OARs awards and the related compensation expense. The upward movement in the share price of the Company's Class A Stock over recent periods has been significantly above the Company’s historical experience, and has resulted in a significant negative impact upon current earnings. Because OARs are remeasured at fair value each reporting period, future changes in the market price of Class A Stock, expected volatility and other valuation assumptions may result in potentially significant increases or decreases in future compensation expense

The liability related to our OARs obligations was $95.0 million and $49.3 million as of September 30, 2026 and December 31, 2025, respectively. In the third quarter of 2026, the Company included $21.0 million, compared with $13.5 million in the prior year period, in compensation expense in its consolidated income statements relating to OARs awards. In the nine months ended September 30, 2026, the Company included $68.1 million, compared with $19.0 million for the same period in the prior year, in compensation expense in its consolidated income statements relating to OARs awards. Management also evaluates operating performance excluding the impact of OARs-related compensation expense. See "Explanation of Non-GAAP Financial Measures" for further discussion and a reconciliation of adjusted results.

The following table summarizes the status of the Company's outstanding OARs awards as of September 30, 2026:

Grant Date	Number of OARs Outstanding	Strike Price	Remaining Contractual Life	Fair value as of September 30, 2026
January 7, 2022	529,727	$49.57	98 days	$68.73
January 6, 2023	455,140	45.33	1.3 years	74.30
January 5, 2024	439,650	40.78	2.3 years	79.76
January 6, 2025	597,730	64.48	3.3 years	62.14
January 9, 2026 (1)	353,840	73.97	4.3 years	58.94
Total OARs outstanding	2,376,087
Total weighted average values		$54.52	3.0 years	$68.72

(1) In January 2026, management revised the methodology for determining OARs grants, which resulted in a lower number of OARs granted.

Explanation of Non-GAAP Financial Measures

The Company included certain non-GAAP financial measures within Management's Discussion and Analysis to supplement the U.S. Generally Accepted Accounting Principles ("GAAP") financial information. Adjusted results begin with information prepared in accordance with U.S. GAAP, and such results are adjusted to exclude, or include, certain items. Specifically, we included non-GAAP measures that adjust the Company’s net income and earnings per share to exclude compensation expense related to the recurring, mark-to-market re-measurement of cash-settled, liability-based stock appreciation rights from net income and earnings per share because the period-to-period variability in this expense is largely driven by factors outside the Company’s direct control, including changes in the fair value of and underlying volatility levels in Oppenheimer Holdings Inc.’s Class A common stock (OPY) price. Because these awards are remeasured each period, the amount of expense recognized primarily reflects movements in the Company’s share price rather than operating decisions made by management or the underlying performance of the Company’s businesses, and can vary significantly from period to period without a corresponding change in the Company’s operations.

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

Net Income Attributable to Oppenheimer Holdings Inc. and Earnings Per Share U.S. GAAP Reconciliation

Reconciliation of net income attributable to Oppenheimer Holdings Inc. to adjusted net income attributable to Oppenheimer Holdings Inc., reconciliation of basic earnings per share to adjusted basic earnings per share, and reconciliation of diluted earnings per share to adjusted diluted earnings per share are as follows:

('000s, except number of shares and per share amounts)	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net income attributable to Oppenheimer Holdings Inc. (U.S. GAAP)	$5,459	$21,712	$12,232	$74,041
Non-GAAP adjustments:
Class action sweep litigation settlement	—	—	70,000	—
Liability-based stock appreciation rights expense (OARs)	20,963	13,474	68,142	19,013
Tax impact of non-GAAP adjustments (1)	(5,501)	(3,507)	(36,248)	(4,949)
Adjusted net income attributable to Oppenheimer Holdings Inc. (Non-GAAP)	$20,921	$31,679	$114,126	$88,105

Basic earnings per share (U.S. GAAP)	$0.52	$2.06	$1.14	$7.05
Impact of non-GAAP adjustments	1.44	0.95	9.54	1.34
Adjusted basic earnings per share (Non-GAAP)	$1.96	$3.01	$10.68	$8.39

Diluted earnings per share (U.S. GAAP)	$0.47	$1.90	$1.07	$6.53
Impact of non-GAAP adjustments	1.34	0.87	8.90	1.23
Adjusted diluted earnings per share (Non-GAAP)	$1.81	$2.77	$9.97	$7.76

Weighted average shares outstanding
Basic (U.S. GAAP and Non-GAAP)	10,709,025	10,519,722	10,686,888	10,502,101
Diluted (U.S. GAAP and Non-GAAP)	11,586,145	11,450,346	11,450,030	11,349,801
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
The Company's accounting policies are important to understanding and interpreting its financial condition and results of operations. The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are summarized in Note 2 to those statements and the notes thereto found in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.
During the nine months ended September 30, 2026, there were no material changes to the Company's critical accounting estimates and assumptions from those disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
New Accounting Pronouncements
The following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board ("FASB") has not yet been adopted by the Company:
ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The FASB issued this ASU in November of 2024 that will require public business entities to disclose specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization at each interim and annual reporting period. The new guidance, which becomes effective for the Company beginning in 2027, will not have an impact on our financial position or results of operations because it requires only additional disclosures.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2026, total assets increased by 9.8% from December 31, 2025. The Company satisfies its need for financing from internally generated funds and collateralized and uncollateralized borrowings, consisting primarily of bank call loans, stock loans, and uncommitted lines of credit. We finance our trading in government securities through the use of securities sold under repurchase agreements. Oppenheimer has uncommitted arrangements with banks for borrowings on a fully collateralized basis. The amount of Oppenheimer's bank borrowings fluctuates in response to changes in the level of the Company's securities inventories and customer margin debt, changes in notes receivable from employees, investment in furniture, equipment and leasehold improvements, and changes in stock loan balances and financing through repurchase agreements. At September 30, 2026, the Company had an outstanding bank call loan balance of $222.3 million compared to $76.8 million at December 31, 2025. The Company also has some availability of uncommitted short-term bank financing on an unsecured basis.

The Company's overseas subsidiaries, Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited, are subject to local regulatory capital requirements that restrict our ability to utilize their capital for other purposes. The regulatory capital requirements for Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited were $8.5 million and $382,320, respectively, at September 30, 2026. The liquid assets at Oppenheimer Europe Ltd. are primarily comprised of cash deposits in bank accounts. The liquid assets at Oppenheimer Investments Asia Limited are primarily comprised of investments in U.S. Treasuries and cash deposits in bank accounts. Any transfer of these liquid assets from Oppenheimer Europe Ltd. and Oppenheimer Investments Asia Limited to the Company or its other subsidiaries would be limited by regulatory capital requirements.

The Company permanently reinvests eligible earnings of its foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if these earnings were repatriated. The unrecognized deferred tax liability associated with the outside basis difference of its foreign subsidiaries is estimated at $4.3 million for those subsidiaries. We have continued to reinvest permanently the excess earnings of Oppenheimer Israel (OPCO) Ltd. in its own business and in the businesses in

Europe and Asia to support business initiatives in those regions. We will continue to review our historical treatment of these earnings to determine whether our historical practice will continue or whether a change is warranted.

Liquidity
For the most part, the Company's assets consist of cash and cash equivalents and assets that it can readily convert into cash. The receivables from brokers, dealers and clearing organizations represent deposits for securities borrowed transactions, margin deposits and current transactions awaiting settlement. The receivables from customers represent margin balances and amounts due on transactions awaiting settlement. Our receivables are, for the most part, collateralized by marketable securities. Our collateral maintenance policies and procedures are designed to limit our exposure to credit risk. Securities owned are mainly comprised of actively traded readily marketable securities. We issued $4.2 million in forgivable notes, net of notes forgiven or written off (which are inherently illiquid) to employees during the three months ended September 30, 2026 ($5.5 million for the three months ended September 30, 2025) as upfront or backend inducements to commence or continue employment as the case may be. The amount of funds allocated to such inducements will vary with hiring activity and retention initiatives.
We satisfy our liquidity needs through internally generated funds and a diversified funding strategy that includes collateralized and uncollateralized bank borrowings, securities lending arrangements and repurchase agreements. Bank borrowings are uncommitted in nature and, in most cases, collateralized by firm and customer securities.
We obtain short-term borrowings primarily through bank call loans, securities loaned and repurchase transactions. Bank call loans are generally payable on demand, uncommitted in nature and bear interest at various rates. At September 30, 2026, the Company had $222.3 million of bank call loans ($76.8 million at December 31, 2025). The average daily bank loan balance outstanding for the three and nine months ended September 30, 2026 was $221.9 million and $189.8 million, respectively ($235.6 million and $279.4 million for the three and nine months ended September 30, 2025, respectively). The largest daily bank loan balance outstanding for the three and nine months ended September 30, 2026 was $447.2 million ($373.7 million and $491.7 million for the three and nine months ended September 30, 2025, respectively).
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
At September 30, 2026, securities loan balances totaled $539.7 million ($370.3 million at December 31, 2025 and $286.7 million at September 30, 2025). The average daily securities loan balances outstanding for the three and nine months ended September 30, 2026 were $544.9 million and $467.3 million ($379.8 million and $384.3 million for the three and nine months ended September 30, 2025, respectively). The largest daily stock loan balances for the three and nine months ended September 30, 2026 were $615.9 million ($435.8 million and $502.9 million for the three and nine months ended September 30, 2025, respectively).
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
At September 30, 2026, the gross balances of reverse repurchase agreements and repurchase agreements were $130.5 million and $1,152.1 million, respectively. The following table presents the average daily balance and the largest outstanding balance of reverse repurchase agreements and repurchase agreements on a gross basis for the three and nine months ended September 30, 2026 and September 30, 2025.

(Expressed in millions)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Average daily balance
Reverse repurchase agreements	$276.8	$233.6	$317.0	$339.3
Repurchase agreements	1,214.4	1,143.6	1,201.2	1,068.0
Largest outstanding balance
Reverse repurchase agreements	$565.7	$466.9	$734.4	$658.5
Repurchase agreements	1,297.1	1,405.8	1,325.4	1,405.8

Liquidity Management
We manage our need for liquidity on a daily basis to ensure compliance with regulatory requirements. Our liquidity needs may be affected by market conditions, increased inventory positions or trading activity, business expansion or contraction, clearinghouse margin requirements and other unanticipated occurrences. In the event that existing financial resources do not satisfy our liquidity needs, we may have to seek additional external financing. The availability of such additional external financing may depend on market factors outside our control. Management believes that the Company maintained sufficient liquidity throughout the period and remains well positioned to meet its regulatory, operational and contractual obligations.
We have company-owned life insurance policies which are utilized to fund certain non-qualified deferred compensation plans. A portion of the assets underlying these policies are invested in mutual funds that match those offered within the deferred compensation plans. As such, increases in deferred compensation costs recognized within Compensation and related expenses may be offset to a degree by increases in the cash surrender value of the Company-owned life insurance policies recognized within Other revenue and vice versa. Certain policies which could provide additional liquidity if needed had a cash surrender value of $116.2 million as of September 30, 2026.
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
Our primary long-term cash requirements include $171.4 million of operating lease obligations. The total cash requirement for operating lease obligations is estimated to be approximately $11.2 million for the remainder of 2026. Subsequent to September 30, 2026, the Company completed a portion of an additional investment in a financial technologies company in which it currently holds a noncontrolling ownership interest. The investment is in a company which provides substantial amounts of operating software utilized in Oppenheimer’s clearing operations. It is believed that the business offers substantial growth potential by providing essential software to banks and broker-dealers at compelling value.
Under the transaction structure, in October 2026, the Company invested C$1.0 million ($0.7 million) directly in the investee through the purchase of newly issued shares and purchased approximately C$7.3 million ($5.2 million) of shares directly from certain existing shareholders in connection with a general offer to provide liquidity to long-term holders. The investee acted as the Company's agent in administering the purchases from existing shareholders. A second closing is expected to occur in January 2027, pursuant to which the Company expects to purchase approximately C$338,000 of additional shares directly from existing shareholders, funded using available cash resources. The transactions will result in a significant increase in the Company's ownership interest, to approximately 44%. Depending on the ultimate ownership interest acquired and related governance rights, completion of the transactions could result in consolidation of the investee. The ultimate amount invested and resulting ownership interest remain subject to completion of the second closing and other applicable conditions. Based on the Company's current liquidity position, available cash resources and capital levels, management does not expect completion of the remaining transaction to have a material adverse effect on the Company's liquidity, capital resources or financial condition.

Corporate Headquarters
In October 2026, the Company elected not to exercise its renewal option for its existing corporate headquarters at 85 Broad Street in New York City and will therefore need to relocate its headquarters upon expiration of the existing lease in February 2028. The Company is currently in advanced negotiations for a lease for a new corporate headquarters in New York City. The proposed premises are expected to have a smaller footprint than the Company’s existing headquarters, with occupancy costs expected to be generally consistent with those of the existing headquarters. If an agreement is reached, the Company currently expects to occupy the new premises in phases beginning in 2028.
The potential lease remains subject to the negotiation and execution of definitive documentation, and there can be no assurance that a lease will be entered into on the terms currently contemplated or at all. If completed, the relocation is expected to require significant capital expenditures and result in the recognition of a material right-of-use asset and corresponding lease liability. The Company expects to fund its anticipated capital requirements from existing liquidity and cash generated from operations and does not currently expect the potential lease to have a material adverse effect on its liquidity or capital resources.
Funding Risk

(Expressed in thousands)
	For the Nine Months Ended September 30,
	2026	2025
Cash (used in)/provided by operating activities (*)	$(112,652)	$11,752
Cash used in investing activities	(3,492)	(618)
Cash provided by/(used in) financing activities	115,746	(5,996)
Net (decrease)/increase in cash and cash equivalents	$(398)	$5,138
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
During periods of high volatility, we may see increased calls for deposits of collateral to offset perceived risk between the Company's settlement liability to industry clearinghouses such as the Depository Trust Company ("DTC"), Options Clearing Corporation (“OCC”) and National Securities Clearing Corp. (“NSCC”) as well as more stringent collateral arrangements with our bank lenders. The U.S. securities industry currently operates under a T+1 settlement cycle, which has generally reduced settlement exposures and related operational risks. All such requirements have been and will be met in the ordinary course with available collateral or short-term borrowings.
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

Board Oversight
The Board of Directors, both directly and through the Audit Committee, oversees management’s responsibility of ensuring proper functioning of our cybersecurity risk management program. In particular, the Audit Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate cybersecurity risks. Each of the Board of Directors and Audit Committee includes a member with significant cybersecurity experience. The Audit Committee receives a cybersecurity update at each regular meeting of the Board covering cybersecurity risks, cybersecurity staffing and staff development including certifications and training. These updates are given either in person by the CIO and CISO or in written presentations created by them.
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
Regulatory Capital Requirements
Oppenheimer and many of its affiliates are each subject to various regulatory capital requirements. As of September 30, 2026, all of our active regulated domestic and international subsidiaries had net capital in excess of minimum requirements. See Note 14 to the condensed consolidated financial statements in Item 1 for further information on regulatory capital requirements.
Limitations on Tax Deductions for Compensation Paid to Certain Executives and Officers
Internal Revenue Code Section 162(m) ("Section 162(m)") currently limits a public company's tax deduction for compensation above $1 million paid to "covered employees," which includes the Chief Executive Officer, Chief Financial Officer and the next three highest paid officers. Amendments to Section 162(m) included in the American Rescue Plan Act of 2021, which become effective on January 1, 2027, expand the definition of "covered employees" to include five additional highly compensated employees who are not otherwise covered under the existing rules.
If there are no further changes or amendments to Section 162(m), or if the definition of "covered employees" is further expanded, we expect the Company's operating results to be adversely impacted due to anticipated increases in the Company's income tax expense and effective tax rate. Based on our current assessment of compensation arrangements and employee populations that would be subject to the expanded definition of covered employees, had the amendments been effective during fiscal 2025, we estimate that the resulting reduction in deductible compensation would have increased income tax expense by approximately $7 million. The actual impact beginning in 2027 will depend on future compensation levels, business performance, equity award vesting outcomes and other factors, and therefore could differ materially from this estimate.
Frequency of Reporting Requirements for Public Companies
The SEC has proposed rulemaking that would permit public companies, in certain circumstances, to file semiannual reports in lieu of quarterly reports on Form 10‑Q. The proposal is intended to provide issuers, including the Company, with greater flexibility in determining the frequency of interim reporting. If adopted, the proposed changes could affect the timing and content of the Company’s periodic reporting obligations. The Company currently intends to continue reporting results on a quarterly basis subject to its review of any final rule and any related regulatory requirements.
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

FACTORS AFFECTING "FORWARD-LOOKING STATEMENTS"
From time to time, the Company may publish or make oral statements that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenue, earnings, liabilities or expenses, business prospects, projected ventures, new products, anticipated market performance, and similar matters. The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets, including the level of retail trading activity and investment banking, underwriting and advisory activity, (ii) the volatility of the securities markets and changes in the value of client assets under management and administration, (iii) changes in interest rates, (iv) changes in regulatory requirements or taxation policy that could affect the cost and method of doing business, (v) general economic conditions, both domestic and international, including inflation, recession, stagflation, and changes in consumer confidence and spending, (vi) competition from existing financial institutions, new entrants and other participants in the securities markets and financial services industry, (vii) potential cybersecurity threats and attacks, (viii) legal developments affecting the litigation experience of the securities industry and the Company, (ix) changes in foreign, federal and state tax laws that could affect the popularity of products sold by the Company or impose taxes on securities transactions, (x) the adoption and implementation of the SEC’s “Regulation Best Interest” and other regulations adopted in recent years, (xi) war, terrorist acts, geopolitical conflicts, political unrest and international sanctions, including developments in the Middle East, the conflict between Russia and Ukraine, disruptions to global energy markets, trade routes and supply chains, and related impacts on commodity prices, inflation and financial markets, (xii) the Company’s ability to achieve its business plan and to attract and retain key personnel, including financial advisors, (xiii) the effects of the economy on the Company’s ability to find and maintain financing options and liquidity, (xiv) credit, operational, legal and regulatory risks, (xv) risks related to foreign operations, (xvi) the effect of technological innovation, evolving market structure developments and changes in client expectations on the financial services industry and securities business, including risks associated with the development, adoption and use of artificial intelligence, digital assets and tokenization initiatives, (xvii) risks related to election results, Congressional gridlock, political and social unrest, government shutdowns and investigations, government spending, inflation, immigration, tariffs, trade policy changes and trade disputes, bank failures, changes in or uncertainty surrounding regulation, and the potential for default by the U.S. government on the nation's debt, (xviii) risks related to changes in capital requirements under international standards that may cause banks to back away from providing funding to the securities industry, (xix) economic, market, political and social impact of, and uncertainty relating to, any catastrophic events, including pandemics, epidemics or other outbreaks of disease, climate-related risks such as natural disasters and extreme weather events, and (xx) volatility in the price of the Company's Class A Stock, which directly affects compensation expense associated with the Company’s liability-based stock appreciation rights and other stock price-linked incentive compensation programs, and the timing and extent to which changes to such programs reduce that expense. There can be no assurance that the Company has correctly or completely identified and assessed all of the factors affecting the Company's business. See “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended September 30, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
The Company confirms that its management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the quarterly period covered by this report to ensure that the information required to be disclosed by the Company in its reports filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
On June 6, 2025, a complaint in a putative class action entitled Liberty Capital Group, Individually and on Behalf of All Others Similarly Situated v. Oppenheimer Holdings Inc., Oppenheimer & Co. Inc., and Oppenheimer Asset Management Inc., was filed in the U.S. District Court for the Southern District of New York ("District Court"). Plaintiff purports to represent customers who had cash deposits or balances in the Advantage Bank Deposit (“ABD”) program. Plaintiff alleges that the Company paid customers unreasonably low interest rates in the ABD program and seeks unspecified damages. On October 21, 2025, plaintiff moved for class certification, which Oppenheimer opposed. On December 8, 2025, the District Court issued its decision granting class certification on plaintiff’s causes of action for breach of the terms and conditions and implied covenant of good faith and fair dealing. The case was scheduled for trial commencing in June 2026.
On April 24, 2026 the parties entered into a settlement of the litigation pursuant to which Oppenheimer agreed to pay $70 million in full and final settlement of all claims brought in the litigation. On May 13, 2026, Plaintiff filed in the District Court a Motion for Preliminary Approval of Class Action Settlement. On May 22, 2026, the District Court entered an Order Granting Preliminary Approval of Class Action Settlement, Approving Form and Manner of Notice, and Setting Date for Hearing on Final Approval of Settlement (“Order”). Pursuant to the terms of the Order, on June 8, 2026, Oppenheimer deposited $70 million into an escrow account for the benefit of the class and reversed the related loss accrual. On September 17, 2026, the

District Court issued an order giving final approval to the settlement agreement. The Company received a release from any and all claims arising from the facts and circumstances alleged in the litigation and did not admit to any liability or wrongdoing. The Company expects that the amount of the settlement will be fully tax deductible.

Item 1A. RISK FACTORS

During the three months ended September 30, 2026, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to shares of the Company’s Class A Stock purchased by the Company during each of the three months in the Company’s quarter ended September 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1 - 31, 2026	—	—	—	451,601
August 1 - 31, 2026	—	—	—	451,601
September 1 - 30, 2026	—	—	—	451,601
Q3 2026 Total	—	—	—	451,601

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

101*
Interactive data files pursuant to Rule 405 of Regulation S-T (unaudited): (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Income Statements for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity and Noncontrolling Interests for the Three and Nine Months Ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPPENHEIMER HOLDINGS INC.

Signed at New York, New York, this 30th day of October, 2026

By: /s/ Robert S. Lowenthal
Robert S. Lowenthal, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Brad M. Watkins
Brad M. Watkins, Chief Financial Officer
(Principal Financial and Accounting Officer)